Form 10-Q
period 2007-06-30
PharMerica CORP
filed 2007-08-31
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 001-33380

PHARMERICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0792558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Campus Place Louisville, KY	40299
(Address of principal executive offices)	(Zip Code)

(502) 263-7216

(Registrant’s telephone number, including area code)

Safari Holding Corporation

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐            No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 24, 2007
Common stock, $0.01 par value	30,412,278 shares

PHARMERICA CORPORATION

FORM 10-Q

EXPLANATORY NOTE

PharMerica Corporation (the “Corporation”), formerly known as Safari Holding Corporation, was formed in October 2006 by AmerisourceBergen Corporation (“AmerisourceBergen”) and Kindred Healthcare, Inc. (“Kindred”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services, Inc. (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007. As of August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.”

For accounting purposes, the Pharmacy Transaction will be treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result, the historical financial statements of KPS became the historical financial statements of the Corporation.

The accompanying unaudited condensed consolidated financial statements of the Corporation included in this Quarterly Report on Form 10-Q as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 reflect the financial position, results of operations and cash flows of KPS, which during the periods covered by this Quarterly Report was a wholly owned subsidiary of Kindred.

Prior to consummation of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity.

PHARMERICA CORPORATION

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements of Kindred Pharmacy Services, Inc. (a wholly owned subsidiary of Kindred Healthcare, Inc.):

	Condensed Consolidated Statements of Operations — for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006	1

	Condensed Consolidated Balance Sheets — June 30, 2007 and December 31, 2006	2

	Condensed Consolidated Statements of Cash Flows — for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	34

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Affiliated	$39,005	$36,481	$77,292	$72,040
Non-affiliated	134,402	121,552	270,819	242,201

	173,407	158,033	348,111	314,241
Cost of goods sold	153,064	134,157	305,865	264,258

Gross profit	20,343	23,876	42,246	49,983
Selling, general and administrative expenses	18,662	16,928	36,471	33,406
Organization and merger related costs	2,392	—	5,594	—

Operating income (loss)	(711)	6,948	181	16,577
Investment income	5	40	9	68

Income (loss) before income taxes	(706)	6,988	190	16,645
Provision (benefit) for income taxes	(277)	2,760	77	6,574

Net income (loss)	$(429)	$4,228	$113	$10,071

Earnings (loss) per common share:
Basic	$(0.03)	$0.28	$0.01	$0.67
Diluted	$(0.03)	$0.28	$0.01	$0.67
Shares used in computing earnings (loss) per common share:
Basic	15,000,000	15,000,000	15,000,000	15,000,000
Diluted	15,000,000	15,012,793	15,010,701	15,011,472

The number of shares used in computing earnings (loss) per common share represents the PharMerica Corporation shares issued to Kindred shareholders in conjunction with the spin-off of KPS from Kindred Healthcare, Inc. on July 31, 2007 (See Notes 4, 9 and 10).

See accompanying notes.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Amounts in thousands, except share and share price)

ASSETS	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$3,240	$3,730
Accounts receivable less allowance for doubtful accounts of $16,360 – June 30, 2007 and $16,583 – December 31, 2006	86,894	70,364
Inventories	26,619	27,975
Deferred tax assets	9,925	7,484
Other	3,454	2,896

	130,132	112,449

Property and equipment	41,558	38,692
Accumulated depreciation	(17,490)	(14,316)

	24,068	24,376

Goodwill	45,819	45,239
Intangible assets less accumulated amortization of $7,208 – June 30, 2007 and $5,182 – December 31, 2006	35,982	38,008
Other	22,295	16,712

	$258,296	$236,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,710	$15,811
Salaries, wages and other compensation	16,078	14,943
Other accrued liabilities	2,701	2,547

	45,489	33,301

Deferred tax liabilities	717	1,359
Deferred credits and other liabilities	232	215

Commitments and contingencies

Minority interest	4,023	3,608
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized and no shares issued, June 30, 2007 and December 31, 2006 (See Note 10)	—	—
Common stock, $.01 par value; 175,000,000 shares authorized and 15,000,000 shares issued, June 30, 2007 and $100 par value; 10 shares issued and outstanding, December 31, 2006 (See Notes 9 and 10)	150	1
Capital in excess of par value	142,955	133,683
Retained earnings	64,730	64,617

	207,835	198,301

	$258,296	$236,784

See accompanying notes.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(Dollars In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(429)	$4,228	$113	$10,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,760	1,857	5,576	3,654
Provision for doubtful accounts	3,304	2,841	4,388	4,789
Deferred income taxes	(3,318)	(792)	(3,083)	(1,168)
Other	(229)	442	(599)	(833)
Change in operating assets and liabilities:
Accounts receivable	(18,497)	(1,169)	(20,769)	(12,530)
Inventories and other assets	(533)	4,243	298	2,152
Accounts payable	2,225	498	5,592	573
Other accrued liabilities	(1,205)	(115)	1,476	911

Net cash provided by (used in) operating activities	(15,922)	12,033	(7,008)	7,619

Cash flows from investing activities:
Purchase of property and equipment	(1,613)	(2,219)	(3,325)	(4,276)
Acquisition of pharmacy businesses, net of cash acquired	—	—	(399)	(1)
Capitalized business combination expenditures	(322)	—	(502)	—
Other	188	87	317	1,706

Net cash used in investing activities	(1,747)	(2,132)	(3,909)	(2,571)

Cash flows from financing activities:
Net contributions from (to) Kindred	17,879	(9,994)	9,251	(4,274)
Cash contributions received from minority shareholders	391	2,356	1,176	2,682

Net cash provided by (used in) financing activities	18,270	(7,638)	10,427	(1,592)

Change in cash and cash equivalents	601	2,263	(490)	3,456
Cash and cash equivalents at beginning of period	2,639	2,571	3,730	1,378

Cash and cash equivalents at end of period	$3,240	$4,834	$3,240	$4,834

Supplemental information:
Transfers of property and equipment from (to) Kindred	$2,102	$(393)	$5,512	$(861)

See accompanying notes.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Pharmacy Transaction

PharMerica Corporation (the “Corporation”), formerly known as Safari Holding Corporation, was formed in October 2006 by AmerisourceBergen Corporation (“AmerisourceBergen”) and Kindred Healthcare, Inc. (“Kindred”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services, Inc. (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The shares of common stock of the Corporation were registered with the Securities and Exchange Commission (the “Commission”) on Form S-4/S-1 declared effective by the Commission on July 17, 2007 (the “Form S-4/S-1”). See Notes 9 and 10 for additional information related to the Pharmacy Transaction and the formation of the Corporation.

On August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its shareholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its shareholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, PharMerica LTC and KPS became wholly owned subsidiaries of the Corporation. The Corporation issued 30 million shares of its common stock in the mergers. See Note 10. In the mergers, each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date and each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date. Immediately following such spin-offs and mergers, the shareholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation's common stock held by AmerisourceBergen and Kindred prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

Prior to consummation of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, our business was operated as separate businesses of two different public companies, AmerisourceBergen and Kindred.

Reporting Entity

Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 reflect the financial position, results of operations and cash flows of KPS, which during

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Reporting Entity (Continued)

the periods presented in the accompanying unaudited condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. KPS operates an institutional pharmacy business servicing long-term care facilities and a pharmacy management business providing management services to substantially all of Kindred’s hospitals.

Principles of Consolidation; Parent Allocations

The accompanying unaudited condensed consolidated financial statements include all of the operations of KPS’s institutional pharmacy and hospital pharmacy management businesses during the periods presented. Intercompany transactions between KPS and its subsidiaries have been eliminated.

The accompanying unaudited condensed consolidated financial statements present the historical results of KPS’s operations during each respective period. Accordingly, these unaudited condensed consolidated financial statements include allocations of certain expenses (See Note 7), as well as assets and liabilities, historically maintained by Kindred and not recorded in the accounts of KPS. KPS and Kindred believe such allocations have been made on a reasonable basis. However, these accompanying unaudited condensed consolidated financial statements may not necessarily be indicative of the results that would have been obtained if KPS had operated as a separate, stand-alone entity during the periods presented.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in revenue recognition, collectibility of accounts receivable, inventory valuation, supplier rebates, accounting for income taxes and the valuation of long-lived assets and goodwill. Actual amounts may differ from these estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of KPS for the year ended December 31, 2006 filed by the Corporation with the Commission on Form S-4/S-1 on July 13, 2007. The accompanying condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with KPS’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as otherwise disclosed, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncement

On September 15, 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on KPS’s financial position, results of operations or liquidity.

Comprehensive income (loss)

KPS has no components of other comprehensive income or loss. Accordingly, comprehensive income (loss) is equal to net income (loss) as presented in the accompanying unaudited condensed consolidated statements of operations.

NOTE 2 – REVENUES

A summary of revenues by payor type follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicare	$99,103	$84,439	$202,803	$168,902
Medicaid	13,719	17,647	27,320	32,486
Hospital management fees	13,677	12,350	27,198	24,973
Private and other	46,908	43,597	90,790	87,880

	$173,407	$158,033	$348,111	$314,241

KPS recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to Prescription Drug Plans (“PDPs”) under Medicare Part D, the state Medicaid programs and third party insurance companies. The vast majority of these claims are electronically adjudicated through online processing at the point the prescription is dispensed such that KPS’s operating system is automatically updated with the amount actually reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement received by KPS. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, KPS provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipts. The aggregate adjustments are not material to the operations of KPS for the periods presented.

KPS’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, and are primarily comprised of personnel costs.

KPS derived approximately 22% and 23% of its revenues for the three months ended June 30, 2007 and 2006, respectively, and 22% and 23% of its revenues for the six months ended June 30, 2007 and 2006, respectively, from services provided to Kindred nursing centers and hospitals, a related party.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – REVENUES (Continued)

Co-payments for KPS’s services can be applicable under Medicare Part D, the state Medicaid programs, and certain third party payors, and are typically not collected at the time products are delivered or services are provided. Co-payments under the Medicaid programs and third party plans are generally billed to the responsible party as part of KPS’s normal billing procedures and are subject to KPS’s normal collection procedures.

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDPs are responsible for reimbursement. At June 30, 2007 and December 31, 2006, KPS had dual eligible co-pay receivables from the PDPs of $2.3 million and $1.8 million, respectively.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, KPS accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period received and are not considered to be material to KPS’s operating results.

NOTE 3 – ORGANIZATION AND MERGER RELATED COSTS

KPS incurred $2.4 million and $5.6 million of expenses related to the Pharmacy Transaction for the three months and six months ended June 30, 2007, respectively. These expenses related to integration costs, professional and advisory fees, employee benefit consulting, provisions for one-time employee signing and retention payments, and other costs. These costs are included in organization and merger related costs in the accompanying unaudited condensed consolidated statements of operations.

NOTE 4 – EARNINGS PER SHARE

In connection with the Pharmacy Transaction, as discussed more fully in Notes 9 and 10, on July 31, 2007 the outstanding shares of KPS common stock were converted into 15 million shares of the Corporation’s common stock. The share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements have been adjusted retroactively to reflect the effects of this conversion.

The diluted earnings (loss) per share for the three months ended June 30, 2007 does not include the effects of 11,259 potential common shares because their inclusion would be anti-dilutive due to the net loss for the period.

NOTE 5 – BUSINESS SEGMENT DATA

KPS operates two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, KPS defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of KPS’s business segments excludes the allocation of corporate overhead from Kindred.

KPS identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by KPS in managing its businesses.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Institutional pharmacies	$159,730	$145,683	$320,913	$289,268
Hospital pharmacy management	13,677	12,350	27,198	24,973

	$173,407	$158,033	$348,111	$314,241

Net income (loss):
Segment operating income:
Institutional pharmacies	$5,362	$10,529	$12,031	$23,683
Hospital pharmacy management	2,063	2,223	4,173	4,412

Segment operating income	7,425	12,752	16,204	28,095
Allocated Kindred corporate services	(3,433)	(2,631)	(6,862)	(5,268)
Rent	(1,943)	(1,316)	(3,585)	(2,596)
Depreciation and amortization	(2,760)	(1,857)	(5,576)	(3,654)
Investment income	5	40	9	68

Income (loss) before income taxes	(706)	6,988	190	16,645
Provision (benefit) for income taxes	(277)	2,760	77	6,574

	$(429)	$4,228	$113	$10,071

Rent:
Institutional pharmacies	$1,943	$1,313	$3,593	$2,589
Hospital pharmacy management	—	3	(8)	7

	$1,943	$1,316	$3,585	$2,596

Depreciation and amortization:
Institutional pharmacies	$2,760	$1,857	$5,576	$3,654
Hospital pharmacy management	—	—	—	—

	$2,760	$1,857	$5,576	$3,654

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$1,613	$2,219	$3,325	$4,276
Hospital pharmacy management	—	—	—	—

	$1,613	$2,219	$3,325	$4,276

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – BUSINESS SEGMENT DATA (Continued)

	June 30, 2007	December 31, 2006
Assets at end of period:
Institutional pharmacies	$254,472	$236,625
Hospital pharmacy management	3,824	159

	$258,296	$236,784

Goodwill:
Institutional pharmacies	$45,819	$45,239
Hospital pharmacy management	—	—

	$45,819	$45,239

NOTE 6 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

KPS adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, KPS did not have any unrecognized tax benefits. To the extent KPS has unrecognized tax benefits for uncertain income tax issues, accrued interest will be recorded as income tax expense in the consolidated statements of operations. As of January 1, 2007, KPS had not recorded any accrued interest related to uncertain tax positions.

At June 30, 2007, KPS was included in the consolidated federal and state income tax returns filed by Kindred. Kindred allocates the consolidated federal and state income tax liabilities among the members of the consolidated return group as if KPS was a separate taxpayer, and the results of the corresponding tax liability were settled with Kindred through stockholders’ equity. The federal statute of limitations remains open for tax years 2000 through 2006. In July 2007, Kindred reached a settlement with the Internal Revenue Service (the “IRS”) related to all disputed federal tax issues for tax years 2000 and 2001. The IRS is currently examining tax years 2004 and 2005. As a result of the consummation of the Pharmacy Transaction, subsequent to the spin-off KPS will no longer be included in Kindred income tax filings but will be included as part of the consolidated federal and state income tax returns to be filed by the Corporation.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Under the terms of the Master Agreement, the Corporation entered into a tax matters agreement with Kindred and AmerisourceBergen (the “Tax Matters Agreement”). The Tax Matters Agreement governs the Corporation’s, AmerisourceBergen’s and Kindred’s rights and obligations following consummation of the Pharmacy Transaction with respect to taxes, for both pre-merger and post-merger periods. Generally, Kindred and AmerisourceBergen, respectively, are responsible for the taxes of KPS (and its subsidiaries) and PharMerica

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – INCOME TAXES (Continued)

LTC (and its subsidiaries), respectively, that relate to pre-merger periods and the Corporation is responsible for all taxes that relate to post-merger periods.

To preserve the tax-free treatment of the spin-offs, the Corporation has agreed to certain tax-related restrictions and indemnities in the Tax Matters Agreement. These restrictions cover the two-year period following the Closing Date of the Pharmacy Transaction and generally require the Corporation to continue its current business and limit the Corporation’s ability to engage in certain transactions with respect to its common shares. Each of AmerisourceBergen and Kindred is required to indemnify the Corporation for any taxes for which it is responsible under the Tax Matters Agreement, any taxes that are imposed upon the Corporation because PharMerica LTC or KPS, as the case may be, was part of the consolidated tax return of AmerisourceBergen or Kindred, respectively, or any taxes resulting from a breach of certain representations or covenants made by AmerisourceBergen or Kindred, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Transactions with Kindred

KPS provides institutional pharmacy and management services to Kindred nursing centers and hospitals. Kindred provided centralized corporate administrative support to KPS in the areas of information systems, cash management, human resources, employee benefit administration, finance and accounting, financial reporting and tax. For accounting purposes, the net contributions from Kindred are classified as capital in excess of par value in stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets. Revenues and allocated corporate expenses related to these activities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues from services provided to Kindred:
Nursing centers	$25,442	$24,131	$50,264	$47,067
Hospitals	13,563	12,350	27,028	24,973

	$39,005	$36,481	$77,292	$72,040

Kindred allocated corporate service expenses	$3,433	$2,631	$6,862	$5,268

Revenues from services provided to Kindred nursing centers represent services billed directly to the Kindred nursing centers and do not include revenues billed to and collected from other payor sources for residents in the Kindred nursing centers who are beneficiaries under other government or third party programs.

Corporate expenses are allocated based upon either the identification of specific costs or as a percentage of KPS revenues, where applicable. Allocated costs may not necessarily be indicative of the costs that would have been incurred by KPS if it had operated as a separate entity.

At June 30, 2007, KPS had recorded in accounts payable amounts due to Kindred totaling $15.0 million related to transition and integration costs and computer equipment and software purchases associated with the

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

Pharmacy Transaction. These amounts were settled in full when the Pharmacy Transaction was consummated on July 31, 2007.

At June 30, 2007, KPS had recorded in accounts receivable amounts due from Kindred totaling $19.8 million related to services provided to Kindred nursing centers and hospitals.

NOTE 8 – CONTINGENCIES

Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third party reimbursements and deductions.

At June 30, 2007, KPS was a guarantor subsidiary under Kindred’s revolving credit facility. The guarantee was released in connection with the consummation of the Pharmacy Transaction.

In the ordinary course of business, KPS enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, and tax matters, as well as customer, third party payor, supplier and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

At June 30, 2007, KPS was involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a materially adverse effect on the consolidated financial position, results of operations or liquidity of KPS.

NOTE 9 – PHARMACY TRANSACTION (SUBSEQUENT EVENT) AND OTHER ACQUISITIONS

On July 31, 2007, the Corporation completed the Pharmacy Transaction. As discussed in Note 1, the Pharmacy Transaction will be accounted for as an acquisition by KPS of PharMerica LTC under SFAS No. 141 (“SFAS 141”), “Business Combinations.” In the Pharmacy Transaction, the Corporation issued 30 million shares of common stock, of which AmerisourceBergen and Kindred stockholders each received 15 million shares. Under the purchase method of accounting, in accordance with SFAS 141, the aggregate purchase price is $435.2 million, comprised primarily of the 15 million shares of common stock of the Corporation issued to AmerisourceBergen stockholders, with a fair value of $251.4 million, and the assumption of long-term debt related to the dividend payment to AmerisourceBergen of $125.0 million before the Pharmacy Transaction. The fair value of the common stock issued by the Corporation was calculated using the opening stock price on August 1, 2007. The total purchase price of PharMerica LTC will be allocated to the net tangible and identifiable intangible assets based upon their estimated fair values as of July 31, 2007. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets will be recorded as goodwill. The results of operations of PharMerica LTC will be included in the results of operations of the Corporation beginning August 1, 2007. The purchase price allocation for the acquisition has been prepared on a preliminary basis and is subject to changes as the Corporation completes its evaluation and appraisal of the assets and liabilities of PharMerica LTC. See Notes 1 and 10 for additional information regarding the Pharmacy Transaction.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – PHARMACY TRANSACTION (SUBSEQUENT EVENT) AND OTHER ACQUISITIONS (Continued)

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, which are subject to refinement (dollars in thousands):

Fair value of 15 million shares at $16.76 issued to PharMerica LTC	$251,400
Fair value of liabilities assumed:
Current liabilities	33,474
Capital lease obligations	114
Deferred tax liabilities	17,621
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125,000

Total fair value of liabilities assumed	176,209
Estimated legal, advisory and other acquisition costs incurred by KPS	7,632

Total purchase price	$435,241

The allocation of the purchase price is as follows:
Current assets	$245,464
Property and equipment	31,951
Identifiable intangible assets	58,230
Other assets	415
Goodwill	99,181

$435,241

The following are the estimated fair value of the identifiable intangible assets of PharMerica LTC acquired at the date of acquisition, which are subject to refinement (in thousands, except useful lives):

	Fair Value	Weighted Average Useful Lives
Trade name – PharMerica	$27,790	20.0
Trade name – MedMate	290	20.0
Non-competition agreement	130	5.0
Contractual customer relationships	2,900	6.0
Noncontractual customer relationships – remaining	27,120	14.0

Total identifiable intangible assets acquired	$58,230	15.1

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – PHARMACY TRANSACTION (SUBSEQUENT EVENT) AND OTHER ACQUISITIONS (Continued)

The following are the estimated fair value of the property and equipment of PharMerica LTC acquired at the date of acquisition, which are subject to refinement (in thousands, except useful lives):

	Fair Value	Weighted Average Useful Lives
Capital interests	$140	3.6
Capital leases	665	1.3
Computer equipment	4,757	3.6
Furniture and fixtures	3,316	3.7
Leasehold improvements	4,056	0.8
Medical carts	8,987	3.0
Office equipment	1,467	5.3
Pharmacy equipment	4,351	5.2
Software	4,212	1.6

Total property and equipment acquired	$31,951	2.2

The estimated fair values included herein are preliminary. The Corporation expects to complete appraisals of PharMerica LTC assets at the level of detail necessary to finalize the required purchase price allocation at a later date. The final purchase price allocation based upon these appraisals may be materially different than that reflected in the foregoing tables.

The preliminary pro forma effect of the PharMerica LTC acquisition assuming the Pharmacy Transaction occurred on January 1, 2007 and 2006 would be as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$480,076	$462,186	$967,182	$915,789
Net income	37	4,904	1,312	11,167

Earnings per common share:
Basic: (30,000,000 Shares)	$—	$0.16	$0.04	$0.37
Diluted: (30,130,002 Shares)	$—	$0.16	$0.04	$0.37

The foregoing unaudited pro forma condensed consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the Pharmacy Transaction been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

During 2006, KPS acquired PharmaSTAT, LLC, EconoMed of Iowa, Inc. and ValuScript. The operating results of these acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of KPS since the acquisition dates. For the six months ended June 30, 2007, KPS paid approximately $400,000 primarily related to contingent consideration for these acquisitions in accordance with the acquisition agreements.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Pharmacy Transaction

On July 23, 2007, the Corporation amended its Certificate of Incorporation to change its name from Safari Holding Corporation to PharMerica Corporation and to increase its authorized capital stock to 175 million shares of common stock and 1 million shares of preferred stock. On the Closing Date the Pharmacy Transaction was consummated. Prior to the spin-offs referred to below, PharMerica LTC, the institutional pharmacy business of AmerisourceBergen, made a cash distribution to AmerisourceBergen, and KPS, the institutional pharmacy business of Kindred, made a cash distribution to Kindred. The AmerisourceBergen cash distribution and the Kindred cash distribution were each in the amount of $125 million. To finance their respective cash distributions, PharMerica LTC and KPS entered into financing arrangements prior to the spin-offs in an amount sufficient to fund its cash distribution.

Immediately following the cash distributions, AmerisourceBergen and Kindred distributed all of the outstanding shares of common stock of PharMerica LTC and KPS, respectively, to the distribution agent in trust for the benefit of the holders of AmerisourceBergen and Kindred common stock, respectively. The distribution agent held these shares in trust for the benefit of the holders of record of AmerisourceBergen common stock and Kindred common stock on the record date for the distribution (July 20, 2007) pending conversion of such shares into shares of the Corporation’s common stock in the Mergers referred to below.

Immediately following the spin-offs, Hippo Merger Corporation, a Delaware corporation and wholly owned subsidiary of the Corporation, merged with and into PharMerica LTC, with PharMerica LTC as the surviving corporation (the “Hippo Merger”). Simultaneously, Rhino Merger Corporation, a Delaware corporation and wholly owned subsidiary of the Corporation, merged with and into KPS, with KPS as the surviving corporation (the “Rhino Merger,” and collectively with the Hippo Merger, the “Mergers”). Upon the consummation of the Mergers, PharMerica LTC and KPS became wholly owned subsidiaries of the Corporation. The shares of PharMerica LTC and KPS common stock were converted in the Mergers into shares of the Corporation’s common stock. Each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date and each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date. As of the Closing Date, AmerisourceBergen stockholders and Kindred stockholders each owned approximately 50% of the outstanding shares of the Corporation’s common stock. The shares of the Corporation’s common stock held by AmerisourceBergen and Kindred prior to the consummation of the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of the Corporation’s common stock. As a result of the Mergers, the Corporation acquired control of all assets and business operations of PharMerica LTC and KPS. The Corporation issued 30 million shares of its common stock in the Mergers.

Effective August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.”

Credit Agreement

On the Closing Date, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS (Continued)

Credit Agreement (Continued)

Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on July 31, 2007 to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012. There is no scheduled amortization under the term loan facility but the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit fees and commitment fees payable on the unused portion of the revolver, which shall accrue at a rate per annum ranging from 0.125% to 0.250% depending on the leverage ratio of the Corporation.

The obligations of the Corporation under and related to the Credit Agreement are secured by substantially all of its assets. Those obligations are guaranteed by many of the Corporation’s wholly owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of our direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries. The Credit Agreement also contains financial and non-financial covenants, representations, warranties, affirmative covenants and events of default that are customary to facilities of this nature.

Interest Rate Swap

In connection with the Credit Agreement, on the Closing Date, the Corporation entered into a two-year interest rate swap transaction with JPMorgan as the counterparty. The interest rate swap has a notional amount of $200 million in which, on a net settlement basis, the Corporation will make future quarterly fixed rate payments at the rate of 5.123% and the counterparty makes quarterly floating rate payments based upon three month U.S.D. LIBOR. As a result of the interest rate swap transaction, the Corporation has fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of borrowings under its Credit Agreement term debt, subject to normal termination risks associated with swaps and the Corporation’s optional termination rights (the Corporation remains responsible under the Credit Agreement for the portion of the interest amount that is based on the applicable margin, currently 1.5%). The Corporation’s obligations under the interest rate swap transaction as to both scheduled payments and termination payments, if any, are guaranteed and secured on the same basis as is its obligations under the Credit Agreement. In future reporting periods the interest rate swap will be recorded as a highly-effective hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS (Continued)

Prime Vendor Agreement

On the Closing Date, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation, a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% shareholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from AmerisourceBergen Drug Corporation and to participate in its generic formulary purchase program for a period of five years following the Closing Date. The Corporation has also agreed to a minimum purchase volume equal to $1 billion in the first year following the Closing Date. If the Corporation fails to reach this minimum purchase volume, in addition to remedies available at law, AmerisourceBergen Drug Corporation may adjust the price of goods the Corporation purchases from them to reflect the lower than expected purchase volume. In addition, AmerisourceBergen Drug Corporation will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party.

Information Technology Services Agreement

On the Closing Date, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHO”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% shareholder (the “IT Services Agreement”). Pursuant to this agreement, KHO will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHO will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services which will be provided at cost, KHO will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHO employees providing the services and will be allocated between the Corporation and KHO. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHO undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHO must provide termination and expiration assistance for up to 180 days.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS (Continued)

Transition Services Agreements

On the Closing Date, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default.

On the Closing Date, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by AmerisourceBergen upon a payment default.

Trademark License Agreement

On the Closing Date, KPS entered into a Trademark License Agreement with Kindred (the “Trademark License Agreement”). Pursuant to such agreement, KPS is granted, until December 31, 2007, a limited license to use certain trademarks owned by Kindred, including the Kindred logo and the “Kindred Pharmacy Services” trademark. Pursuant to the agreement, KPS paid to Kindred a one-time license fee in the amount of $1,000. The Corporation believes that the license agreement will provide it with a sufficient opportunity to change the name of KPS and its subsidiaries and to establish its own trademarks. The Trademark License Agreement may be terminated by either party for cause.

2007 Omnibus Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Plan (the “Omnibus Plan”) under which the Corporation will be able to grant equity-based and other awards to its employees, directors and consultants. The Corporation has initially reserved up to 3,800,000 shares of its common stock for awards to be granted under the plan plus such number of shares as may be issued for converted equity awards held by employees of KPS and PharMerica LTC upon the consummation of the Pharmacy Transaction. The Compensation Committee has granted stock based compensation awards with respect to approximately 1,970,000 common shares under the Omnibus Plan. The Corporation’s Compensation Committee will administer the Omnibus Plan and have the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. On August 7, 2007, the Compensation Committee established long-term and short-term incentive programs under the Omnibus Plan.

KINDRED PHARMACY SERVICES, INC.

(a wholly owned subsidiary of Kindred Healthcare, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS (Continued)

Employment Agreements

The Corporation has entered into employment agreements with certain of its executive officers. During the employment period, each of the executive officers will be eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Corporation for senior level executives generally, (ii) participate in all incentive, savings and retirement plans and programs of the Corporation to at least the same extent as other senior executives of the Corporation, (iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Corporation to at least the same extent as other senior executives of the Corporation, and (iv) four weeks of paid vacation per calendar year.

The type of compensation due to each of the executive officers in the event of the termination of their employment period varies depending on the nature of the termination. The employment agreements do not entitle the executive officers to any additional payment or benefits solely upon the occurrence of a change in control.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item I “Financial Statements” in this Quarterly Report on Form 10-Q, as well as our registration statement filed on Form S-4/S-1, as amended, (the “Form S-4/S-1”) declared effective by the Securities and Exchange Commission (the “Commission”) on July 17, 2007. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations. Operating results for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from the Pharmacy Transaction. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	changes in or the failure to achieve the underlying assumptions and expectations related to the Pharmacy Transaction;

•	availability of financial and other resources to us after the Pharmacy Transaction;

•

our different capital structure as a stand-alone, publicly traded company, including our access to capital, credit ratings, indebtedness and ability to raise additional financings and operate under the terms of our debt obligations;

•	a determination by the IRS that the Pharmacy Transaction should be treated as a taxable transaction, in whole or in part, and any tax liabilities and indemnification obligations related thereto;

•	our ability to operate under the terms of the Tax Matters Agreement, including the covenants and restrictions which limit our discretion in the operation of our business;

•

certain conflicts of interest, including, without limitation, conflicts resulting from continuing relationships with our former parent companies, overlapping directorships between us and our former parent companies, and ownership by our management of the common stock of our former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of the loss or bankruptcy of or default by a significant customer, supplier or other entity relevant to our operations;

•

our ability to implement our business strategy, including, without limitation, our ability to integrate the formerly separate institutional pharmacy businesses of our former parent companies, including costs associated with such integration, and resolve any dislocations or inefficiencies in connection with the Pharmacy Transaction;

•

our ability to successfully pursue our development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations;

•	our ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs and regulatory compliance costs;

•

the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries;

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payors, or the implementation of other measures to reduce the reimbursement for our services or the services of our customers and the impact of Medicare Part D;

•	our ability, and the ability of our customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	further consolidation of managed care organizations and other third party payors;

•	political and economic conditions nationally, regionally and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond our control;

•	elimination of, changes in or our failure to satisfy pharmaceutical manufacturers’ rebate programs;

•

our ability to obtain goods and services provided by our former parent companies under the Transition Services Agreements, IT Services Agreement and Prime Vendor Agreement at comparable prices and on terms as favorable as those obtained under such agreements;

•	our ability to attract and retain key executives, pharmacists and other healthcare personnel;

•

our ability to comply with the terms of our Corporate Integrity Agreement entered into between the Office of Inspection General of the Department of Health and Human Services and PharMerica LTC on March 29, 2005;

•	our ability to ensure and maintain an effective system of internal controls over financial reporting; and

•

other factors, risks and uncertainties referenced in our filings with the Commission, and those factors listed under “Risk Factors” in our registration statement on Form S-4/S-1 previously filed with the Commission.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION.

General

Pharmacy Transaction

PharMerica Corporation (the “Corporation”), formerly known as Safari Holding Corporation, was formed on October 23, 2006 by AmerisourceBergen Corporation (“AmerisourceBergen”) and Kindred Healthcare, Inc. (“Kindred”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services, Inc. (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The shares of common stock of the Corporation were registered with the Commission on Form S-4/S-1 declared effective by the Commission on July 17, 2007. See Notes 9 and 10 to our unaudited condensed consolidated financial statements for additional information related to the Pharmacy Transaction and the formation of the Corporation.

On August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its shareholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its shareholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, PharMerica LTC and KPS became wholly owned subsidiaries of the Corporation. The Corporation issued 30 million shares of its common stock in the mergers (see Note 10 to our unaudited condensed consolidated financial statements). In the mergers, each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date and each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date. Immediately following such spin-offs and mergers, the shareholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation's common stock held by AmerisourceBergen and Kindred prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

The Pharmacy Transaction will be accounted for using the purchase method of accounting under accounting principles generally accepted in the United States, with KPS treated as the accounting acquirer. Under the purchase method of accounting, the deemed purchase price will be allocated to the underlying tangible and identifiable intangible assets and liabilities acquired based upon their respective fair values with any excess deemed purchase price allocated to goodwill. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

Prior to consummation of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, our business was operated as separate businesses of two different public companies, AmerisourceBergen and Kindred.

Reporting Entity

The financial statements included in this Quarterly Report on Form 10-Q as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 reflect the financial position, results of operations and liquidity of KPS, which during the periods covered by this Quarterly Report, was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction will be accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in Statement of

Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the historical financial statements of KPS will become the historical financial statements of the Corporation. Accordingly, except as otherwise discussed below, this Management’s Discussion and Analysis reflects the financial condition, results of operations and liquidity of KPS at June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006. The financial condition, results of operations and liquidity of KPS as of June 30, 2007 and for the three months ended June 30, 2007 and 2006 may not be indicative of the Corporation’s future performance or reflect what the Corporation’s financial conditions, results of operations and liquidity would have been had the Pharmacy Transaction been consummated as of January 1, 2007 or January 1, 2006 or had the Corporation operated as a separate, stand-alone entity during the periods presented. The results of operations of PharMerica LTC will be included in the results of operations of the Corporation beginning August 1, 2007.

In order to finance their respective cash distributions, each of PharMerica LTC and KPS entered enter into a financing arrangement prior to the spin-offs in an amount sufficient to fund its cash distribution. In connection with the Pharmacy Transaction, the Corporation entered into a senior secured credit facility to refinance the initial financings entered into by PharMerica LTC and KPS and to provide it with sufficient cash for operations. See Note 10 to our unaudited condensed consolidated financial statements and “Liquidity” below. As a result, there will be a substantial increase in our interest expense as compared to historical levels at PharMerica LTC and KPS.

Our Business and Industry Trends

The Corporation is an institutional pharmacy services company servicing healthcare facilities. We are the second largest institutional pharmacy services company in the United States based upon pro forma revenues for our combined businesses for the year ended December 31, 2006. As of June 30, 2007 on a pro forma basis, the combined businesses operated more than 120 institutional pharmacies in 40 states. Our customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. We are generally the primary source of supply of pharmaceuticals for our customers. We also provide pharmacy management services to 81 hospitals operated by Kindred.

The institutional pharmacy services business is highly competitive. Competition is a significant factor that can impact our financial results. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, which provide services comparable to those offered by our pharmacies. These pharmacies may have greater financial and other resources than we do and may be more established in the markets they serve than we are. KPS also competes against regional and local pharmacies that specialize in the highly-fragmented long-term care markets. In the future some of our customers may seek to in-source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

A variety of factors are affecting the institutional pharmacy industry. With an aging population and the extension of drug coverage to a greater number of individuals through Medicare Part D, the consumption of pharmaceuticals by residents of long-term care facilities is likely to increase in the future. In addition, individuals are expected to enter assisted living facilities, independent living facilities and continuing care retirement communities at greater rates. The implementation of Medicare Part D, however, significantly affects the delivery of pharmaceutical care to the elderly. Under Medicare Part D, eligible individuals may choose to enroll in various Medicare Part D Plans to receive drug coverage. Each Medicare Part D Plan determines the formulary for the long-term care residents enrolled in its plan. Accordingly, institutional pharmacies must follow each Part D Plan’s formulary, reimbursement and administrative processes for the long-term care residents they serve. Institutional pharmacies have expanded their formularies to accommodate various formularies of key Part D Plans. Institutional pharmacies may experience increased administrative burdens and costs owing to the greater complexity of the requirements for drug reimbursement. Medicare Part D also requires increased choices for patients with respect to complex drug categories and therapeutic interchange opportunities. Institutional pharmacies may realize increased revenue by providing long-term care residents with specialized services in these areas. Continued industry consolidation may also impact the dynamics of the institutional pharmacy market.

Revenues

KPS receives payment for services performed from third party payors, including government reimbursement programs such as Medicare and Medicaid, and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of KPS customers’ patients, the rates of reimbursement among payors, competitive pressures and the pharmaceutical inflation rate. Changes in our customers’ census, the case mix of the patients (resident acuity level) as well as payor mix among private pay, Medicare and Medicaid will affect our profitability.

Impact of Medicare and Medicaid Reimbursement and Changing Prices

The Corporation depends on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of its revenues. For the three months and six months ended June 30, 2007, KPS derived approximately 65% and 66%, respectively, of its total revenues from the Medicare and Medicaid programs and for the three months and six months ended June 30, 2007, KPS derived approximately 35% and 34%, respectively, from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. For the three months and six months ended June 30, 2006, KPS derived approximately 65% and 64%, respectively, of its total revenues from Medicare and Medicaid programs and for the same periods derived approximately 35% and 36%, from private third party payors. For the year ended September 30, 2006, PharMerica LTC derived approximately 76% of its total revenues from the Medicare and Medicaid programs and approximately 24% from private third party payors.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting our ability to recover cost increases through increased pricing of its healthcare services.

In January 2005, the Centers for Medicare and Medicaid Services issued final regulations on Medicare Part D which became effective on January 1, 2006. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents that we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the new Medicare drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

The first year of Medicare Part D resulted in significant challenges to KPS as well as the institutional pharmacy industry. These challenges included, but were not limited to, the inability of the Medicare Part D program to accurately reflect dual eligible residents, inaccurate reimbursement associated with Medicare co-payments and extensive prior authorization and other processes mandated by the private prescription drug plan sponsors.

As a result of the implementation of Medicare Part D, a significant payor mix change occurred which transferred reimbursement for pharmaceutical services from the state Medicaid programs to reimbursement from Medicare through Prescription Drug Plans (“PDPs”). While on a consolidated basis, revenue per prescription was not significantly impacted, the operating efficiency of the pharmacies was negatively impacted by the administrative demands associated with multiple formularies and procedural differences associated with the individual PDPs.

The Corporation’s operating margins may be under pressure as the growth in operating expenses, particularly drug and medical supply, labor and employee benefit costs, exceed payment increases from third party payors. As a result of competitive pressures our ability to maintain operating margins through price increases to private pay patients will be limited.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share and/or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based upon achieving volume requirements. For both the three months and six months ended June 30, 2007, rebates for KPS represented a reduction in cost of goods sold of approximately 2.2% of revenues. For both the three months and six months ended June 30, 2006, rebates for KPS represented a reduction in cost of goods sold of approximately 2.1% of revenues. For fiscal 2006, rebates for PharMerica LTC represented a reduction in cost of goods sold of approximately 2.7% of revenues.

The introduction of Medicare Part D has increased the volume of a pharmacy’s transactions being influenced by the PDPs’ formularies, resulting in the manufacturers paying rebates to the pharmacy for PDP formulary driven market share and/or volume. Some manufacturers have expressed the desire to pay rebates only to the parties influencing the formulary and therefore some manufacturers may elect to stop paying rebates to the pharmacy.

There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates or that we will continue to satisfy the tiered market share and purchase volumes. The termination of such programs or our failure to satisfy the tiered market share or purchase volumes may have an adverse effect on our cost of goods sold and our financial position, results of operations and liquidity.

Agreements with AmerisourceBergen and Kindred

In connection with the Pharmacy Transaction, we entered into a number of agreements with each of AmerisourceBergen and Kindred. Pursuant to the Tax Matters Agreement, each of AmerisourceBergen and Kindred is required to indemnify us for any taxes for which it is responsible under the Tax Matters Agreement, any taxes that are imposed upon us because PharMerica LTC or KPS, as the case may be, was part of the consolidated tax return of AmerisourceBergen or Kindred, respectively, or any taxes resulting from a breach of certain representations or covenants made by AmerisourceBergen or Kindred, respectively.

We entered into a Prime Vendor Agreement with AmerisourceBergen Drug Corporation, a wholly owned subsidiary of AmerisourceBergen, pursuant to which we have agreed to purchase at least 95% of our prescription pharmaceutical drugs from AmerisourceBergen Drug Corporation and to participate in its generic formulary purchase program for a period of five years following the Closing Date. AmerisourceBergen Drug Corporation will also support the distribution of pharmaceuticals that we purchase directly from manufacturers and provide inventory management support and packaging services. We have also agreed to a minimum purchase volume equal to $1 billion in the first year following the Closing Date. If we fail to reach this minimum purchase volume, in addition to remedies available at law, AmerisourceBergen Drug Corporation may adjust the price of goods we purchase from them to reflect the lower than expected purchase volume. AmerisourceBergen Drug Corporation will provide such pharmaceutical products and services on commercially reasonable terms.

Prior to the Pharmacy Transaction, KPS entered into a master pharmacy provider agreement with certain wholly owned subsidiaries of Kindred, which sets forth the terms and conditions applicable to the individual pharmaceutical and consulting services contracts, including the prices to be charged by KPS pursuant to such contracts. For the six months ended June 30, 2007 and 2006, Kindred-operated facilities had paid KPS $50 million and $47 million, respectively, pursuant to individual pharmacy and consulting contracts governed by the master pharmacy provider agreement, and KPS expects to continue receiving payments from Kindred pursuant to the terms of the agreement. Also prior to the Pharmacy Transaction, Kindred Hospital Pharmacy Services, Inc., a wholly owned subsidiary of KPS, entered into pharmacy management agreements with certain wholly owned subsidiaries of Kindred pursuant to which Kindred Hospital Pharmacy Services, Inc. will provide pharmacy management, staffing, patient care and certain other services to pharmacies in Kindred-operated facilities until

June 30, 2009. In return for such services, Kindred Hospital Pharmacy Services, Inc. is reimbursed certain specified costs and paid a monthly management fee. For the six months ended June 30, 2007 and 2006, Kindred paid Kindred Hospital Pharmacy Services, Inc. $27 million and $25 million, respectively, in management fees, and KPS expects to continue receiving such fees pursuant to the terms of the agreements.

In connection with the Pharmacy Transaction, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with Kindred Healthcare Operating, Inc. (“KHO”), a wholly owned subsidiary of Kindred. The services provided by KHO will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. Except for certain services which will be provided at cost, KHO will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHO employees providing the services. Some of such costs as to infrastructure will be allocated between the Corporation and KHO. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHO undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHO must provide termination and expiration assistance for up to 180 days.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made or could have a material impact on our consolidated financial condition, results of operations or liquidity.

Our critical accounting estimates are more fully described in our Form S-4/S-1 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Results of Operations

The accompanying financial data and related discussion and analysis have been presented in a consistent manner for all periods presented.

A summary of KPS’s operating data for the periods indicated follows (dollars in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Institutional pharmacies	$159,730		$145,683		$320,913		$289,268
Hospital pharmacy management	13,677		12,350		27,198		24,973

	$173,407	100%	$158,033	100%	$348,111	100%	$314,241	100%

Net income (loss):
Segment operating income:
Institutional pharmacies	$5,362	3%	$10,529	7%	$12,031	4%	$23,683	8%
Hospital pharmacy management	2,063	1%	2,223	1%	4,173	1%	4,412	1%

Segment operating income	7,425	4%	12,752	8%	16,204	5%	28,095	9%
Allocated Kindred corporate services	(3,433)	(2%)	(2,631)	(2%)	(6,862)	(2%)	(5,268)	(2%)
Rent	(1,943)	(1%)	(1,316)	(1%)	(3,585)	(1%)	(2,596)	(1%)
Depreciation and amortization	(2,760)	(1%)	(1,857)	(1%)	(5,576)	(2%)	(3,654)	(1%)
Investment income	5	NM	40	NM	9	NM	68	NM

Income (loss) before income taxes	(706)	NM	6,988	4%	190	NM	16,645	5%
Provision (benefit) for income taxes	(277)	NM	2,760	1%	77	NM	6,574	2%

	$(429)	NM	$4,228	3%	$113	NM	$10,071	3%

Operating data:
Number of hospitals serviced					84		73
Number of customer licensed beds at end of period:
Affiliated					28,520		30,287
Non-Affiliated					73,951		65,036

					102,471		95,323

NM represents amounts calculated to be less than 1% and determined to not be meaningful to the period presented.

Consolidated Operations

Revenues increased 10% to $173 million for the three months ended June 30, 2007 from $158 million for the three months ended June 30, 2006. The increase in revenues of $15 million reflects $11 million of revenue from institutional pharmacies acquired and opened in the prior year, and same-store growth and improved utilization in the amount of $5 million partially offset by other revenue reductions. Revenues increased 11% to $348 million for the six months ended June 30, 2007 from $314 million in the same period a year ago. The increase in revenues of $34 million reflects $20 million of revenue from institutional pharmacies acquired and opened in the prior year, and same-store growth and improved utilization in the amount of $15 million partially offset by other revenue reductions.

Gross profit decreased 15% to $20 million for the three months ended June 30, 2007 from $24 million in the same period a year ago and 15% to $42 million for the six months ended June 30, 2007 from $50 million in the same period a year ago. Gross profit margins were 11.7% and 12.1% for the three months and six months ended June 30, 2007, respectively, compared to 15.1% and 15.9% in the same prior year periods. Gross profit margins declined primarily due to weak results from pharmacies acquired in 2005 and competitive pricing pressures.

Selling, general and administrative (“SG&A”) expenses increased 24% to $21 million (including $2 million in organization and merger related costs) for the three months ended June 30, 2007 from $17 million in the same period a year ago and increased 26% to $42 million (including $6 million in organization and merger related costs) for the six months ended June 30, 2007 from $33 million in the same period a year ago. Increases in SG&A expenses resulted primarily from same-store growth in non-affiliated customers, increases in allowance for doubtful accounts and costs associated with the Pharmacy Transaction. SG&A expenses for the six months ended June 30, 2006 included a $1 million credit related to a gain from an institutional pharmacy joint venture transaction.

KPS experienced a net loss of $0.4 million for the three months ended June 30, 2007 compared to net income of $4 million in the same period a year ago. Net income declined to $0.1 million for the six months ended June 30, 2007 compared to $10 million in the same period a year ago.

Delivery expenses

The Company incurred expenses totaling $7 million and $6 million for the three months ended June 30, 2007 and 2006, respectively, and $13 million and $10 million for the six months ended June 30, 2007 and 2006, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the Corporation’s unaudited condensed consolidated statements of operations.

Segment Discussion

Institutional pharmacies

Revenues increased 10% to $160 million for the three months ended June 30, 2007 from $146 million in the same period a year ago and 11% to $321 million for the six months ended June 30, 2007 from $289 million in the same period a year ago. The increase in revenues resulted primarily from acquisitions, higher drug utilization and same-store growth in non-affiliated customers. At June 30, 2007, KPS provided pharmacy services primarily to nursing centers containing approximately 102,500 licensed beds, including approximately 28,500 licensed beds that Kindred operates. The aggregate number of customer licensed beds that KPS serviced at June 30, 2006 approximated 95,300.

Segment operating income declined 49% to $5 million for the three months ended June 30, 2007 from $11 million in the same period a year ago and 49% to $12 million for the six months ended June 30, 2007 from $24 million in the same period a year ago. The decline in segment operating income was primarily attributable to costs associated with the Pharmacy Transaction, weaker results from pharmacies acquired in 2005 and competitive pricing pressures. Segment operating income for the three months and six months ended June 30, 2007 included costs of approximately $2 million and $6 million, respectively, incurred in connection with the Pharmacy Transaction.

Hospital pharmacy management

Revenues increased 11% to $14 million for the three months ended June 30, 2007 from $12 million in the same period a year ago and 9% to $27 million for the six months ended June 30, 2007 from $25 million in the same period a year ago primarily due to price increases and growth in the number of hospitals managed. At June 30, 2007, KPS provided pharmacy management services to 84 hospitals compared to 73 hospitals at June 30, 2006.

Segment operating income was $2 million for both the three months ended June 30, 2007 and 2006, and $4 million for both six-month periods.

Allocated corporate services

Allocated corporate services from Kindred totaled $3 million and $7 million for the three months and six months ended June 30, 2007, respectively, compared to $3 million and $5 million for the respective prior year periods. Corporate expenses are allocated based upon either the identification of specific costs or as a percentage of KPS revenues. Allocated costs may not be indicative of the costs that would have been incurred by KPS on a stand-alone basis.

Capital Costs

Rent expense increased 48% to $2 million for the three months ended June 30, 2007 from $1 million in the same period a year ago and 38% to $4 million for the six months ended June 30, 2007 from $3 million in the same period a year ago primarily as a result of acquisitions, growth in the number of leased pharmacies, as well as relocations.

Depreciation and amortization expense increased to $3 million for the three months ended June 30, 2007 compared to $2 million in the same period a year ago and increased to $6 million for the six months ended June 30, 2007 from $4 million in the same period a year ago. The increase was primarily as a result of acquisitions and KPS’s ongoing capital expenditure program.

Liquidity

KPS Historical

Cash flows used in operations aggregated $7 million for the six months ended June 30, 2007 compared to cash flows provided by operations of $8 million in the same period a year ago. Operating cash flows for the six months ended June 30, 2007 were negatively impacted by the growth in accounts receivable. For the six months ended June 30, 2007, contributions from Kindred were necessary for KPS to finance its capital expenditure activities.

During the reporting period, there were various intercompany cash transactions between KPS and Kindred. KPS’s cash receipts were swept daily by Kindred and funds were used to pay KPS’s operating expenses and capital expenditures (including acquisitions). KPS received net funding from Kindred of $18 million for the three months ended June 30, 2007 compared to providing net funding to Kindred of $10 million in the same period a year ago. KPS received net funding from Kindred of $9 million for the six months ended June 30, 2007 compared to providing net funding to Kindred of $4 million in the same period a year ago. The net funding contributions from Kindred in both periods of 2007 was primarily related to funding KPS’s working capital and capital expenditures. The net contribution activity from Kindred is classified as capital in excess of par value in stockholders’ equity.

Capital expenditures totaled $3 million and $4 million for the six months ended June 30, 2007 and 2006, respectively. KPS management believes its capital expenditure program is adequate to improve and equip existing pharmacies. Capital expenditures for the six months ended June 30, 2006 were financed through internally generated funds.

The following is a summary of KPS’s contractual obligations for future minimum payments under non-cancelable operating leases at June 30, 2007 (in thousands):

	Payments due by period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$20,520	$6,554	$8,715	$3,593	$1,658

Immediately prior to the Pharmacy Transaction, KPS made a cash distribution to Kindred of $125 million as mutually agreed upon by AmerisourceBergen and Kindred prior to closing. To finance the cash distribution, KPS entered into a financing arrangement prior to the spin-off in an amount equal to the cash distribution. As discussed below, the Corporation refinanced this indebtedness under its senior secured credit facility entered into in connection with the closing of the Pharmacy Transaction.

PharMerica Corporation Liquidity

The primary source of liquidity for the Corporation will be cash flows from operations and borrowings under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

The Corporation expects to achieve certain cost savings resulting from operating efficiencies, synergies or other restructuring activities that might result from the Pharmacy Transaction. Over time, the Corporation expects to achieve $30 million of annual savings as a result of the Pharmacy Transaction but actual results may be materially different than our expected savings.

Notwithstanding these anticipated savings, we will experience some increased costs associated with the transition to, and status as, a stand-alone, publicly traded company.

Credit Agreement

On July 31, 2007, the Corporation entered into the Credit Agreement among the Corporation, the Lenders named therein, and JPMorgan, as Administrative Agent. The Credit Agreement consists of a $275 million term loan facility and a $150 million revolving credit facility. The Corporation borrowed $275 million under the term loan portion of the Credit Agreement and an additional $20 million under the revolving credit portion of the Credit Agreement on July 31, 2007 to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012.

Borrowings under the Credit Agreement will bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit fees and commitment fees payable on the unused portion of the revolver, which shall accrue at a rate per annum ranging from 0.125% to 0.250% depending on the leverage ratio of the Corporation. As of July 31, 2007, borrowings under the Credit Agreement bore interest at a rate of 6.86%, including the applicable margin of 1.5%, per annum based upon three month U.S.D. LIBOR (without giving effect to the interest rate swap transaction discussed below) and the Corporation has approximately $130 million available under the revolving credit facility. The Corporation repaid $20 million on its revolving credit facility in August 2007.

The obligations of the Corporation under and related to the Credit Agreement are secured by substantially all of its assets. Those obligations are guaranteed by many of the Corporation’s wholly owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of our direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries. The Credit Agreement also contains financial and non-financial covenants, representations, warranties, affirmative covenants and events of default that are customary to facilities of this nature.

Interest Rate Swap

In connection with the Credit Agreement, on the Closing Date, the Corporation entered into a two-year interest rate swap transaction with JPMorgan as the counterparty. The interest rate swap has a notional amount of $200 million in which, on a net settlement basis, the Corporation will make future quarterly fixed rate payments at the rate of 5.123% and the counterparty makes quarterly floating rate payments based upon three month U.S.D. LIBOR. As a result of the interest rate swap transaction, the Corporation has fixed for a two-year period the interest rate subject to market based interest rate risk on $200 million of borrowings under its Credit Agreement term debt, subject to normal termination risks associated with swaps and the Corporation’s optional termination rights (the Corporation remains responsible under the Credit Agreement for the portion of the interest amount that is based on the applicable margin, currently 1.5%). The Corporation’s obligations under the interest rate swap transaction as to both scheduled payments and termination payments, if any, are guaranteed and secured on the same basis as is its obligations under the Credit Agreement. In future reporting periods the interest rate swap will be recorded as a highly-effective hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Prime Vendor Agreement

On the Closing Date, the Corporation entered into the Prime Vendor Agreement with AmerisourceBergen Drug Corporation, a wholly owned subsidiary of AmerisourceBergen, the Corporation's former 50% shareholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation's prescription pharmaceutical drugs from AmerisourceBergen Drug Corporation and to participate in its generic formulary purchase program for a period of five years following the Closing Date. The Corporation has also agreed to a minimum purchase volume equal to $1 billion in the first year following the Closing Date. If the Corporation fails to reach this minimum purchase volume, in addition to remedies available at law, AmerisourceBergen Drug Corporation may adjust the price of goods the Corporation purchases from them to reflect the lower than expected purchase volume. In addition, AmerisourceBergen Drug Corporation will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party.

Contractual Obligations

After giving effect to the Pharmacy Transaction, as of July 31, 2007, the Corporation has the following contractual obligations for future principal and interest payments on its Credit Agreement, capital leases and minimum rental payments on its noncancelable operating leases (in thousands):

	Payments due by period
	Total	Within 1 year	1-3 years	4-5 years	After 5 years
Credit Agreement, including interest payments(1)	$375,378	$38,674	$37,765	$298,939	$—
Operating leases	44,988	18,600	19,413	4,971	2,004
Capital leases, including interest payments	118	95	23	—	—

Total	$420,484	$57,369	$57,201	$303,910	$2,004

(1)	For purposes of the table, interest expense is calculated after giving effect to the swap transaction as follows: (i) during the two-year term of the swap agreement, interest expense on $200 million of our term debt is based on the fixed rate under the swap of 5.123% plus a margin of 1.5% and interest expense on the remaining $75 million of term debt is based for the two-year period on the LIBO rate under the Credit Agreement at July 31, 2007 of 5.36% plus a margin of 1.5% and (ii) after the two-year term of the swap agreement, interest expense on $275 million of term debt is based for all periods on the LIBO rate under the Credit Agreement at July 31, 2007 of 5.36% plus a margin of 1.5%. The table also includes the repayment of $20 million under our revolving credit facility made in August 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, KPS was not subject to exposure of market risk as Kindred assumed all market risk. The following discussion relates to the exposure of market risk for PharMerica Corporation based upon changes in interest rates.

On July 31, 2007, the Corporation entered into the Credit Agreement consisting of a $275 million term loan facility and a $150 million revolving credit facility. The Corporation borrowed $275 million under the term loan portion of the Credit Agreement and an additional $20 million under the revolving credit portion of the Credit Agreement on July 31, 2007 to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. As of July 31, 2007, borrowing under the Credit Agreement bore interest at a rate of 5.36% per annum based upon three month U.S.D. LIBOR. As of July 31, 2007, our variable rate debt consisted of $295 million of indebtedness incurred under the Credit Agreement and the fair value of our outstanding variable rate debt approximates its carrying value. We have a two-year interest rate swap agreement in place to mitigate our floating interest rate risk on $200 million of the outstanding $275 million term loan portion of the Credit Agreement.

Based upon the amount of variable rate debt outstanding as of July 31, 2007, a 100 basis point change in interest rates would affect our future pre-tax earnings by approximately $0.8 million on an annual basis. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances and after giving effect to the terms of the interest rate swap agreement. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer

have concluded that, as of June 30, 2007, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Information on risk factors is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and under the caption “Risk Factors” in the Company’s Registration Statement on Form S-4/S-1 (File No. 333-142940) declared effective by the Commission on July 17, 2007. There have been no material changes from the risk factors previously described in such registration statement.

Item 4.	Submission of Matters to a Vote of Security Holders

In connection with the Pharmacy Transaction, on July 12, 2007, the Corporation's stockholders by unanimous written consent (i) appointed the following persons as directors of the Corporation: Gregory S. Weishar, Frank E. Collins, Paul J. Diaz, Dr. Thomas P. Gerrity, George L. (Jay) James III, Edward L. Kuntz, Thomas P. Mac Mahon, Daniel N. Mendelson, and R. David Yost; (ii) approved an amendment to the Corporation’s certificate of amendment to change the Corporation’s name to PharMerica Corporation and to increase the number of authorized shares to 176,000,000 shares of stock divided into 175,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $.01 per share, and (iii) adopted and approved the 2007 PharMerica Corporation Omnibus Plan. On August 28, 2007, the Corporation issued a press release announcing that George L. (Jay) James III had passed away unexpectedly on August 24, 2007.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the registrant, as amended

3.2	Amended and Restated By-Laws of the registrant

4.1	Specimen common stock certificate of the registrant (1)

10.9	PharMerica Corporation 2007 Omnibus Incentive Plan (1)

10.10	Corporate Integrity Agreement Modifications dated as of June 26, 2007 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the office of Inspector General of the United States Department of Health and Human Services (2)

10.12	Employment Agreement dated July 11, 2007 between Michael Culotta and PharMerica Corporation (2)

10.13	Employment Agreement dated July 11, 2007 between Mark McCullough and PharMerica Corporation (2)

10.14	Employment Agreement dated July 11, 2007 between Richard Toole and PharMerica Corporation (2)

10.15	Employment Agreement dated July 11, 2007 between Anthony Hernandez and PharMerica Corporation (2)

10.16	Form CEO Restricted Share Award Agreement (3)

10.17	Form CEO Stock Option Award Agreement (3)

10.18	Form Founder’s Grant Agreement (3)

10.19	Form McKay Founder’s Grant Award Agreement (3)

10.20	Form Non-Qualified Stock Option Award Agreement (3)

10.21	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation

10.22	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.23	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent

10.24	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent

10.25	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation

10.26	Form Performance Share Award Agreement

10.27	Form Long-Term Cash Award Agreement

10.28	Form Director Restricted Share Award Agreement

10.29	Form Director Non-Qualified Stock Option Award Agreement

10.30	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants

10.31	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants

10.32	Form of Substitution NQSO Agreement for Kindred Grants

10.33	Form of Substitution ISO Agreement for Kindred Grants

10.34	Form of Transferring Employee (Kindred) Restricted Share Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed with Amendment No. 2 to the Company’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(2)

Filed with Amendment No. 3 to the Company’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 31, 2007	/s/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 31, 2007	/s/ MICHAEL J. CULOTTA

Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: August 31, 2007	/s/ BERARD E. TOMASSETTI

Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the registrant, as amended

3.2	Amended and Restated By-Laws of the registrant

10.21	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation

10.22	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.23	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent

10.24	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent

10.25	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation

10.26	Form Performance Share Award Agreement

10.27	Form Long-Term Cash Award Agreement

10.28	Form Director Restricted Share Award Agreement

10.29	Form Director Non-Qualified Stock Option Award Agreement

10.30	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants

10.31	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants

10.32	Form of Substitution NQSO Agreement for Kindred Grants

10.33	Form of Substitution ISO Agreement for Kindred Grants

10.34	Form of Transferring Employee (Kindred) Restricted Share Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002