Form 10-Q
period 2007-09-30
PharMerica CORP
filed 2007-11-09
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(502) 627-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 2, 2007
Common stock, $0.01 par value	30,364,247 shares

PHARMERICA CORPORATION

FORM 10-Q

EXPLANATORY NOTE

PharMerica Corporation (the “Corporation”), formerly known as Safari Holding Corporation, was formed in October 2006 by Kindred Healthcare, Inc. (“Kindred”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by a Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services, Inc. (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007. On August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.”

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result, the historical financial statements of KPS became the historical financial statements of the Corporation.

The accompanying unaudited condensed consolidated financial statements of the Corporation included in this Quarterly Report on Form 10-Q as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 reflect the financial position, results of operations and cash flows of KPS on a stand-alone basis prior to August 1, 2007. Beginning August 1, 2007, KPS was no longer a wholly-owned subsidiary of Kindred. Both KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation on July 31, 2007. All historical financial information prior to August 1, 2007 is that of KPS on a stand-alone basis. The financial position, results of operations and cash flows of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to consummation of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity.

PHARMERICA CORPORATION

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements of PharMerica Corporation:
	Condensed Consolidated Statements of Operations – for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	4
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	5
	Condensed Consolidated Statements of Cash Flows – for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	6
	Condensed Consolidated Statements of Stockholders’ Equity – for the period ended September 30, 2007 and year ended December 31, 2006 and 2005	7
	Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2007 and year ended December 31, 2006	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	46
Item 6.	Exhibits	55

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

Unaudited

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$377,533	$169,142	$725,644	$483,383

Cost of goods sold	324,157	142,658	629,984	406,916
Effect of change in estimate on cost of goods sold	(3,102)	—	(3,102)	—

Total cost of goods sold	321,055	142,658	626,882	406,916

Gross profit	56,478	26,484	98,762	76,467

Selling, general and administrative expenses (excluding items shown below)	46,867	16,880	81,249	48,698
Amortization expense	1,399	874	3,425	2,462
Integration, merger related costs and other charges	46,828	1,086	52,523	1,086

Operating income (loss)	(38,616)	7,644	(38,435)	24,221
Interest expense (income), net	3,064	(22)	3,056	(90)

Income (loss) before income taxes	(41,680)	7,666	(41,491)	24,311

Provision (benefit) for income taxes	(14,686)	3,028	(14,609)	9,603

Net income (loss)	$(26,994)	$4,638	$(26,882)	$14,708

Earnings (loss) per common share:
Basic	$(1.07)	NM	$(1.46)	NM
Diluted	$(1.07)	NM	$(1.46)	NM
Shares used in computing earnings (loss) per common share:
Basic	25,112,843	NM	18,407,991	NM
Diluted	25,112,843	NM	18,407,991	NM

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

Unaudited

(Dollars in thousands, except share amounts)

ASSETS	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$29,666	$3,730
Accounts receivable, net	217,500	70,364
Inventories	79,221	27,975
Deferred tax assets	48,631	7,484
Prepaids and other assets	22,578	2,896

	397,596	112,449

Equipment and leasehold improvements	86,270	38,692
Accumulated depreciation	(23,833)	(14,316)

	62,437	24,376

Goodwill	158,369	45,239
Intangible assets, net	79,083	38,008
Other	4,445	16,712

	$701,930	$236,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,915	$15,811
Salaries, wages and other compensation	38,825	14,943
Other accrued liabilities	14,644	2,547

	109,384	33,301

Long-term debt and capital lease obligations	265,016	—
Deferred tax liabilities	8,577	1,359
Other long term liabilities	7,666	215

Commitments and contingencies (See Note 6)

Minority interest	4,397	3,608

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized and no shares issued, September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 175,000,000 shares authorized; 30,364,247 shares issued and outstanding, September 30, 2007 and $100 par value; 10 shares issued and outstanding, December 31, 2006	304	1
Capital in excess of par value	307,773	133,683
Accumulated other comprehensive loss	(1,187)	—
Retained earnings	—	64,617

	306,890	198,301

	$701,930	$236,784

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

Unaudited

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(26,994)	$4,638	$(26,882)	$14,708
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,480	1,720	8,029	3,786
Amortization	1,399	874	3,426	2,462
Provision for bad debt	6,264	1,919	10,652	6,708
Integration, merger related costs and other charges	34,730	—	34,730	—
Stock-based compensation	437	152	656	502
Amortization of deferred financing fees	67	—	67	—
Deferred income taxes	(19,608)	50	(22,691)	(1,118)
Loss (gain) on sales of property plant and equipment	787	(3)	930	502
Other	435	(654)	(525)	(2,341)
Change in operating assets and liabilities:
Accounts receivable	(7,532)	(8,639)	(28,301)	(21,169)
Inventories and other assets	(1,750)	(3,334)	(394)	(3,313)
Prepaids and other assets	(7,139)	(3,089)	(8,197)	(958)
Accounts payable	21,695	(492)	27,287	81
Salaries, wages and other compensation	6,404	2,818	7,539	3,883
Other accrued liabilities	6,392	255	6,733	101

Net cash provided by (used in) operating activities	20,067	(3,785)	13,059	3,834

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(11,177)	(2,581)	(14,502)	(6,857)
Acquisitions, net of cash acquired	(3,945)	(13,000)	(4,846)	(13,000)
Other	26	122	343	1,827

Net cash used in investing activities	(15,096)	(15,459)	(19,005)	(18,030)

Cash flows from financing activities:
Net contributions from (to) Former Parent	8,028	15,791	17,279	11,517
Proceeds from long-term revolving credit facility	20,000	—	20,000	—
Repayments of long-term revolving credit facility	(20,000)	—	(20,000)	—
Proceeds from long-term debt	275,000	—	275,000	—
Repayments of long-term debt	(10,000)	—	(10,000)	—
Proceeds from spin-co loans	125,000	—	125,000	—
Repayment of spin-co loans	(250,000)	—	(250,000)	—
Payment of debt issuance costs	(2,014)	—	(2,014)	—
Dividends	(125,000)	—	(125,000)	—
Cash contributions received from minority shareholders	441	637	1,617	3,319

Net cash provided by financing activities	21,455	16,428	31,882	14,836

Change in cash and cash equivalents	26,426	(2,816)	25,936	640
Cash and cash equivalents at beginning of period	3,240	4,834	3,730	1,378

Cash and cash equivalents at end of period	$29,666	$2,018	$29,666	$2,018

Supplemental information:
Transfers of property and equipment from (to) Former Parent	$4,921	$(144)	$10,433	$(613)

Cash paid for interest	$946	$—	$946	$—

Supplemental schedule of noncash investing and financing activities
Acquisition of PharMerica LTC:
Fair value of assets acquired	$320,874	$—	$320,874	$—

Fair value of liabilities assumed or incurred	$174,107	$—	$174,107	$—

Stock issued	$251,400	$—	$251,400	$—

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period ended September 30, 2007 and year ended December 31, 2006 and 2005

Unaudited

(Dollars in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2005	10	$1	$119,015	$(445)	$—	$51,818	$170,389
Comprehensive income:
Net income	—	—	—	—	—	12,799	12,799
Deferred compensation amortization	—	—	638	—	—	—	638
Conversion to SFAS 123R as of January 1, 2006	—	—	(445)	445	—	—	—

Transactions with Kindred, net	—	—	14,475	—	—	—	14,475

Balance at December 31, 2006	10	1	133,683	—	—	64,617	198,301

Comprehensive loss:
Net loss	—	—	—	—	—	(26,882)	(26,882)

Net change in fair value of interest rate swap, net of tax	—	—	—	—	(1,187)	—	(1,187)

Total comprehensive loss	—	—	—	—	(1,187)	(26,882)	(28,069)

Net Transfers from Former Parent	—	—	9,602				9,602
Dividend to Former Parent	—	—	(87,265)			(37,735)	(125,000)
Cancellation of common stock	(10)	(1)	1	—	—	—	—
Stock issuance – spin-off from Former Parent	15,000,000	150	(150)	—	—	—	—
Stock issuance – LTC	15,000,000	150	251,250	—	—	—	251,400
Grant and forfeiture of non-vested restricted stock	364,247	4	(4)	—	—	—	—
Stock-based compensation – restricted stock	—	—	92	—	—	—	92
Stock-based compensation – stock options	—	—	564	—	—	—	564

Balance at September 30, 2007	30,364,247	$304	$307,773	$—	$(1,187)	$—	$306,890

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates more than 120 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

Pharmacy Transaction

The Corporation, formerly known as Safari Holding Corporation, was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The shares of common stock of the Corporation were registered with the Securities and Exchange Commission (the “Commission”) on Form S-4/S-1, which was declared effective by the Commission on July 17, 2007 (the “Form S-4/S-1”).

On August 1, 2007, the Corporation’s common stock began trading on the New York Stock Exchange under the symbol “PMC”. Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its shareholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its shareholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the shareholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards SFAS No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying unaudited condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as two separate businesses within two different public companies, Kindred and AmerisourceBergen.

Principles of Consolidation; Parent Allocations

        For all periods prior to the Pharmacy Transaction, the accompanying unaudited condensed consolidated financial statements present the historical results of KPS’s operations during each respective period. Accordingly, these unaudited condensed consolidated financial statements include allocations of certain expenses, as well as assets and liabilities, historically maintained by Kindred and not recorded in the accounts of KPS. Prior to the Pharmacy Transaction, Kindred corporate expenses were allocated based upon either the identification of specific costs or as a percentage of KPS revenues, where applicable. Allocated costs may not necessarily be indicative of the costs that would have been incurred by KPS if it had operated as a separate entity.

For the nine months ended September 30, 2007, the unaudited condensed consolidated financial statements include the accounts of the Corporation and its subsidiaries including certain accounts of KPS prior to the Pharmacy Transaction. All subsidiaries are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles in the United States (“US GAAP”) or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of KPS for the year ended December 31, 2006 and the audited consolidated financial statements of PharMerica LTC for the year ended September 30, 2006 filed by the Corporation with the Commission on Form S-4/S-1 on July 13, 2007. The accompanying condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Corporation’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as otherwise disclosed, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income (loss) or cash flows.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in revenue recognition, collectibility of accounts receivable, inventory valuation, supplier rebates, stock based compensation, accounting for income taxes and the valuation of long-lived assets and goodwill. Actual amounts may differ from these estimates.

Minority Interests in Consolidated Entities

The unaudited condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned entities that the Corporation controls. Accordingly, the Corporation recorded minority interests in the earnings and equity of such entities. The Corporation records adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of certain subsidiaries that they own.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Derivative Instruments

The Corporation uses derivative instruments to protect against the risk of interest rate movements on future cash flows under the Corporation’s credit agreement. In accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities derivative instruments are reported at fair value on the accompanying unaudited condensed consolidated balance sheets. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income exclusive of ineffective amounts which are reported in interest expense. The fair value of the Corporation’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The Corporation’s interest rate swap is further described in Note 5.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDPs”) under Medicare Part D, long-term care institutions, the respective state Medicaid programs, third party insurance companies, and private payors. The Corporation’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Corporation establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected.

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts that relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. In evaluating the collectibility of accounts receivable, the Corporation considers a number of factors, which include, but are not limited to, the impact of changes in the regulatory and payor environment as well as, historical trends, financial viability of the payor, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Accounts receivable are written off after collection efforts have been followed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Long-term Care Institutions	$140,837	$37,310
Part D	66,742	22,684
Private Payor	43,324	11,916
Insured	13,991	5,317
Medicaid	13,946	6,717
Medicare	3,223	3,003
Allowance for doubtful accounts	(64,563)	(16,583)

	$217,500	$70,364

	September 30, 2007	December 31, 2006
0 to 60 days	60.6%	68.5%
61 to 120 days	16.5	12.0%
Over 120 days	22.9	19.5%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in thousands):

	Beginning Balance	Acquisitions	Charged to Costs and Expenses	Deductions Or payments	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2006	$15,961	$509	$7,315	$(7,202)	$16,583
Nine months ended September 30, 2007	$16,583	$25,793	$38,565	$(16,378)	$64,563

During the quarter ended, September 30, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. As noted above, the Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per share impact of $0.72.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs and filing fees. The Corporation amortizes these deferred financing fees over the life of the respective debt instrument using the straight-line method.

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished product (primarily prescription drugs), and are valued at the lower of first-in, first-out (FIFO) cost or market.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Equipment and leasehold improvements

Equipment and leasehold improvements are carried at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-5
Equipment and software	3-10
Leased equipment	1-5

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the periods ended September 30, 2007 and 2006.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

Preliminary costs incurred by the Corporation are expensed and, thereafter, costs incurred in the developing or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than seven years and are subject to impairment evaluations in accordance with SFAS 144. Amounts capitalized for internal software costs are included in equipment and leasehold improvements.

Goodwill and Other Intangibles

The Corporation accounts for its acquisitions in accordance with SFAS No. 141 using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment. The Corporation’s business is comprised of two reporting units for impairment test purposes, institutional pharmacy and hospital management. The Corporation performed its annual impairment tests as of June 30, 2007, and did not incur an impairment charge.

The Corporation’s finite lived intangible assets are comprised primarily of tradenames, customer relationship assets and non-compete agreements originating from business acquisitions. Finite lived intangible assets are amortized over the terms of the agreements. The Corporation’s goodwill and intangible assets are further described in Note 4.

Supplier Rebates

The Corporation receives rebates on purchases from its various vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendor and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Corporation considers these fees to represent product discounts, and as a result, the fees are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months and nine months ended September 30, 2007, rebates were $11.5 million and $19.3 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying unaudited condensed consolidated statement of operations. Rebates for the three and nine months ended September 30, 2007 included $3.1 million related to the change in estimate more fully described below. For the three months and nine months ended September 30, 2006, rebates were $3.9 million and $10.4 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying unaudited condensed consolidated statement of operations. The Corporation had approximately $2.5 million and $0.9 million of rebates capitalized in inventory as of September 30, 2007 and December 31, 2006, respectively.

        Upon completion of the Pharmacy Transaction, the Corporation refined the methods of estimating rebates received from its vendors and suppliers. The change in estimate is driven primarily by management’s experience in the industry and known facts and assumptions from the Pharmacy Transaction. The affect of the change in accounting estimate on the Corporation’s operating loss was income of $3.1 million or $0.08 earnings per share for the three and nine months ended September 30, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Delivery expenses

The Company incurred expenses totaling approximately $11.6 million and $24.6 million for the three months and nine months ended September 30, 2007, respectively, and approximately $6.1 million and $16.5 million for the three months and nine months ended September 30, 2006, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying unaudited condensed consolidated statements of operations.

Comprehensive Income (Loss)

During the nine months ended September 30, 2007, the Corporation entered into an interest rate swap agreement, which the Corporation has designated as a cash flow hedge in accordance with SFAS No. 133. The Corporation recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria as defined by SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

The changes in the fair value of the interest rate swap for the three months and nine months ended September 30, 2007 resulted in comprehensive loss of $1.9 million or $ 1.2 million net of income taxes. There are no charges related to interest rate swaps in the historical financial statements of the Corporation. Accumulated other comprehensive loss at September 30, 2007 was $1.2 million. The interest rate swap is described more fully in Note 5.

Stock Based Compensation

The Corporation accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the Corporation recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

The following table summarizes stock compensation of the Corporation for the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Nonvested stock and stock option expense	$437	$152	$656	$502
Income tax benefit	$170	$59	$256	$195
Effect of stock based compensation expense per share	$0.01	$0.01	$.02	$.02

Stock based compensation is more fully described in Note 9.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for probable tax obligations as required by facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 10.

Impact of Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is analyzing the adoption of SFAS 157 to determine the impact on the Corporation’s financial position, results of operations or liquidity.

        On February 1, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value for recognition or disclosure purposes under U.S. GAAP. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

NOTE 2 – ACQUISITIONS

2007 Acquisitions

On the Closing Date, the Corporation completed the Pharmacy Transaction. As discussed in Note 1, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC. In the Pharmacy Transaction, the Corporation issued 30 million shares of common stock, of which Kindred and AmerisourceBergen stockholders each received 15 million shares. The aggregate purchase price was $433.4 million, comprised primarily of the 15 million shares of common stock of the Corporation issued to AmerisourceBergen stockholders, with a fair value of $251.4 million, and the assumption of long-term debt related to the dividend payment to AmerisourceBergen of $125.0 million before the Pharmacy Transaction. The fair value of the common stock issued by the Corporation was calculated using the opening stock price on August 1, 2007. The total purchase price of PharMerica LTC was allocated to the net tangible and identifiable intangible assets based upon their estimated fair values as of the Closing Date. The excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the assets acquired were recorded by the Corporation under the provisions of the Internal Revenue Code at the respective assets carryover basis. The results of operations of PharMerica LTC were included in the results of operations of the Corporation beginning August 1, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – ACQUISITIONS (Continued)

The Corporation utilized appraisals of PharMerica LTC assets at the level of detail necessary to determine the required purchase price allocation.

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (dollars in thousands):

Fair value of 15 million shares at $16.76 per share issued to PharMerica LTC	$251,400
Fair values of the liabilities assumed:

Current liabilities	31,484
Capital lease obligations	114
Deferred tax liabilities	12,247
Long term liabilities	5,262
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125,000

Total fair value of liabilities assumed	425,507
Legal, advisory and other acquisition costs incurred by KPS	7,917

Total purchase price	$433,424

The allocation of the purchase price is as follows:
Current assets	$243,195
Property and equipment	32,764
Identifiable intangible assets	44,500
Other assets	415
Goodwill	112,550

$433,424

The following are the estimated fair values of the property and equipment of PharMerica LTC acquired at the date of acquisition (dollars in thousands):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$4,056	0.8
Equipment and software	28,043	3.7
Leased equipment	665	1.3

Total property and equipment acquired	$32,764	2.5

The following are the estimated fair values of the identifiable intangible assets of PharMerica LTC acquired at the date of acquisition (dollars in thousands):

	Fair Value	Weighted Average Useful Lives
Trade name – PharMerica	$27,610	20.0
Trade name – MedMate	290	20.0
Non-competition agreement	150	5.0
Customer relationships	16,450	15.0

Total identifiable intangible assets acquired	$44,500	17.6

In accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Combination”, the Corporation has recorded a liability of approximately $1.5 million as part of the purchase price adjustments for the period. The liability relates to facilities the Corporation will exit within one year of the date of the Pharmacy Transaction and associated severance costs expected to be incurred for employees associated with the respective pharmacies acquired. This liability is based on an estimate which will be refined as the consolidations occur over the next year. See Note 8.

2006 Acquisitions

During 2006, KPS acquired three institutional pharmacies for an aggregate cost of $14.9 million. The acquired pharmacies were PharmaSTAT, LLC in Louisville, Kentucky (the “PS Transaction”); EconoMed of Iowa, Inc. in Des Moines, Iowa (the “EM Transaction”); and ValuScript, in Coralville, Iowa (the “VS Transaction”). Goodwill recorded in connection with these acquisitions aggregated $3.7 million. The purchase price also included acquired identifiable intangible assets totaling $7.1 million that are being amortized over approximately ten years. Additional adjustments to the purchase price of approximately $2.0 million may occur through July 2008 as a result of contingent consideration in accordance with the acquisition agreements. The following are the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

	PS Transaction	EM Transaction	VS Transaction
Fair values of the assets acquired, including goodwill and other intangible assets	$9,975	$4,559	$2,449
Fair values of the liabilities assumed	(1,471)	(522)	(479)

Net cash paid through December 31, 2006	8,504	4,037	1,970
Contingent payments paid subsequent to transaction	—	319	80

Total cash paid through September 30, 2007	$8,504	$4,356	$2,050

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – ACQUISITIONS (Continued)

Other

The total amount of goodwill expected to be deductible for tax purposes from the 2006 and 2007 acquisitions of the Corporation is $133.8 million as of September 30, 2007.

The following unaudited pro forma condensed consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the Pharmacy Transaction been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

The pro forma effect of the PharMerica LTC acquisition assuming the Pharmacy Transaction occurred on January 1, 2007 and 2006 and excluding integration, merger related costs and other charges and the change in estimate for rebates, would be as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$481,811	$474,405	$1,448,993	$1,390,777
Net income	1,892	6,911	4,431	18,841
Earnings per common share:
Basic: (30,000,000 Shares)	$0.06	$0.23	$0.15	$0.63
Diluted: (30,321,065 Shares)	$0.06	$0.23	$0.15	$0.62

NOTE 3 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
Leasehold improvements	$9,093	$3,915
Equipment and software	75,908	32,002
Leased equipment	665	—
Construction in progress	604	2,775

	86,270	38,692
Accumulated depreciation	(23,833)	(14,316)

	$62,437	$24,376

	Balance at December 31, 2006	Additions	Disposals	Assets Acquired in Pharmacy Transaction	Transfers	Balance at September 31, 2007
Equipment and Leasehold Improvements:
Leasehold Improvements	$3,915	$474	$(6)	$4,341	$369	$9,093
Equipment and software	32,002	3,454	(585)	27,758	13,279	75,908
Leased Equipment				665		665
Construction in Progress	2,775	483			(2,654)	604

Subtotal	38,692	4,411	(591)	32,764	10,994	86,270
Accumulated Depreciation	(14,316)	(5,943)	372	(2,512)	(1,434)	(23,833)

Total	$24,376	$(1,532)	$(219)	$30,252	$9,560	$62,437

        Depreciation expense totaled approximately $4.9 million and $8.5 million for the three months and nine months ended September 30, 2007, respectively, and approximately $1.7 million and $3.8 million for the three months and nine months ended September 30, 2006, respectively. Depreciation expense for the three and nine months ended September 30, 2007, includes $0.4 million related to acceleration of depreciation for assets that will no longer be used once certain system conversions take place. The accelerated depreciation is included in Integration, Merger Related Costs and Other Charges in the unaudited condensed consolidated statement of operations. Transfers represent amounts transferred from construction in progress into operations during the period as well as transfers from the Corporation’s Former Parent at the Closing Date of the Pharmacy Transaction.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2007 (dollars in thousands):

Balance at December 31, 2006	$45,239
Purchase adjustments to Goodwill from 2006 and prior acquisitions	580
Goodwill acquired in Pharmacy Transaction	112,550

Balance at September 30, 2007	$158,369

The following table provides information regarding the Corporation’s finite lived intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets (dollars in thousands):

	Balance at December 31, 2006	Assets Acquired in Pharmacy Transaction	Amortization Expense	Balance at September 30, 2007	Weighted Average Life
Intangible Assets:
Trade name – PharMerica	$—	$27,610	$(230)	$27,380	20.0
Trade name – MedMate	—	290	(3)	287	20.0
Non-competition agreement	1,628	150	(329)	1,449	5.0
Customer relationships	36,380	16,450	(2,863)	49,967	14.0

	$38,008	$44,500	$(3,425)	$79,083	15.1

Amortization expense relating to finite lived intangible assets was approximately $1.4 million and $3.4 million for the three months and nine months ended September 30, 2007, respectively, and was approximately $0.9 million and $2.5 million for the three months and nine months ended September 30, 2006, respectively.

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the year and next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,
2007	$5,035
2008	6,441
2009	6,418
2010	6,125
Thereafter	58,489

$82,508

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – CREDIT AGREEMENT AND CAPITAL LEASE OBLIGATIONS

On the Closing Date, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the initial financings entered into by KPS and PharMerica LTC, to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Prior to the Pharmacy Transaction, KPS and PharMerica LTC each entered into a financing arrangement for daylight loans (“Spin-Co Loans”). The Spin-Co Loans were provided by a syndicate of lenders arranged by J.P. Morgan Securities Inc. (“JPMorgan”) pursuant to a commitment letter that KPS, PharMerica LTC, and the Corporation entered into with JPMorgan and JPMorgan Chase Bank, N.A. on May 31, 2007. KPS and PharMerica LTC each obtained $125.0 million loan under the Spin-Co Loans, for a total of $250.0 million, subject to certain adjustments for changes in working capital. The initial financings was funded immediately prior to closing of the Pharmacy Transaction.

The proceeds of the initial financings were used by KPS and PharMerica LTC to make the Kindred cash distribution and AmerisourceBergen cash distribution, respectively, prior to consummation of the transaction. The amounts of the distributions to Kindred and AmerisourceBergen will be in the amounts of the indebtedness incurred by PharMerica LTC and KPS, respectively. The Spin-Co Loans were paid by the Corporation on July 31, 2007 with proceeds from the Credit Agreement.

The table below summarizes the term debt, revolving credit facility and capital lease obligations of the Corporation (dollars in thousands):

September 30, 2007
2007 Credit Agreement:
Term Loan A – payable to lenders at LIBOR plus applicable margin (6.62%—6.63% as of September 30, 2007), matures July 31, 2012	$265,000

Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—

Other:
Capital Lease Obligations	67

Total of Term loan A and Capital lease obligations	265,067

Less: Current portion	51

Long-term debt	$265,016

Maturities of the Corporation’s long-term debt at September 30, 2007 are as follows for the years indicated (dollars in thousands):

2007	$20
2008	37
2009	10
2010	—
2011	—
Thereafter	265,000

$265,067

        Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBOR rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit fees between 0.625% and 1.75% and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation.

The obligations of the Corporation under and related to the Credit Agreement are secured by substantially all of its assets. Those obligations are guaranteed by the Corporation’s wholly owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of our direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries. The Credit Agreement also contains financial and non-financial affirmative and negative covenants, representations, warranties, and events of default that are customary to facilities of this nature.

The Corporation had a total of $265.0 million in term loans outstanding as of September 30, 2007 under the Credit Agreement. The Corporation had no borrowings under the revolving credit facility as of September 30, 2007. The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2007 was $0.4 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $149.6 million as of September 30, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – CREDIT AGREEMENT AND CAPITAL LEASE OBLIGATIONS (Continued)

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.75:1.00 for the period from the Closing Date through June 30, 2008; 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter (the leverage ratio is not tested at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade). In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.00% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ending December 31, 2008.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Requirement	Level at September 30, 2007
Minimum Fixed Charge Coverage Ratio	> 2.00 to 1.00	2.35
Maximum Total Leverage Coverage Ratio	< 4.75 to 1.00	3.10
Capital Expenditure Ratio	3%	2%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Company’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (1.5%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBOR on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200 million as of September 30, 2007.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from JPMorgan. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying unaudited condensed consolidated balance sheet at its fair value.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at September 30, 2007, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan. However, the Corporation does not anticipate non-performance by JPMorgan. The Corporation does not hold or issue derivative financial instruments for trading purposes. The fair value of the Corporation’s interest rate swap at September 30, 2007, reflected as a liability of approximately $1.9 million is included in other accrued liabilities in the Corporation’s accompanying unaudited condensed consolidated balance sheet.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying unaudited condensed consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. The Corporation had approximately $0.1 million in amortized deferred financing fees, which are included in interest expense, and $1.9 million in unamortized deferred financing fees as of September 30, 2007.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

At September 30, 2007, the Corporation was involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a material adverse effect on the unaudited condensed consolidated financial position, results of operations or liquidity of the Corporation.

Acquisitions

The Corporation has historically acquired the assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance the Corporation will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Although the Corporation generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. In the ordinary course of business, the Corporation enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, tax matters, as well as customer, third party payor, supplier and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

Additional adjustments of approximately $2.0 million to the purchase price for acquired businesses may occur through July 2008 as a result of contingent considerations in accordance with the acquisition agreements.

Prime Vendor Agreement

On the Closing Date, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% shareholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. The Corporation has also agreed to a minimum purchase volume equal to $1 billion in the first year following the Closing Date. If the Corporation fails to reach this minimum purchase volume, in addition to remedies available at law, ABDC may adjust the price of goods the Corporation purchases from them to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party at the Closing Date.

Information Technology Services Agreement

On the Closing Date, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% shareholder (the “IT Services Agreement”). Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management, systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services which will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

The Corporation has entered into employment agreements with certain of its executive officers. During the employment period, each of the executive officers will be eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Corporation, (ii) participate in all incentive, savings and retirement plans and programs of the Corporation, (iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Corporation and (iv) receive four weeks of paid vacation per calendar year.

The type of compensation due to each of the executive officers in the event of the termination of their employment period varies depending on the nature of the termination. The employment agreements do not entitle the executive officers to any additional payment or benefits solely upon the occurrence of a change in control.

Leases

The Corporation leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, Accounting for Leases, as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded rental expense, associated with these leases, of approximately $4.1 million and $7.7 million for the three months and nine months ended September 30, 2007, respectively, and approximately $1.5 million and $4.0 million for the three months and nine months ended September 30, 2006, respectively.

Future minimum lease payments at September 30, 2007, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in thousands):

	Operating Leases	Capital Lease Obligations	Total
2007	$2,700	$22	$2,722
2008	10,077	41	10,118
2009	7,836	10	7,846
2010	4,466	—	4,466
2011	2,020	—	2,020
Thereafter	2,087	—	2,087

Total	29,186	73	29,259
Less interest and administrative charges	—	(6)	(6)

	$29,186	$67	$29,253

NOTE 7 – REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating system is automatically updated with the amount actually reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipt. The aggregate adjustments are not material to the operations of the Corporation for the periods presented.

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, and are primarily comprised of personnel costs.

A summary of revenues by payor type follows (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Medicare Part D	$173,084	$66,466	$321,244	$183,411
Long-term care institutions	110,144	62,955	228,263	180,228
Medicaid	34,440	11,314	61,759	43,799
Insured	16,858	3,303	22,162	14,464
Hospital management fees	13,648	12,680	41,138	37,825
Private and other	29,359	12,424	51,078	23,656

	$377,533	$169,142	$725,644	$483,383

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – REVENUES (Continued)

Co-payments for the Corporation’s services can be applicable under Medicare Part D, the state Medicaid programs, and certain third party payors and are typically not collected at the time products are delivered or services are provided. Co-payments under the Medicaid programs and third party plans are generally billed to the responsible party as part of the Corporation’s normal billing procedures and are subject to the Corporation’s normal collection procedures.

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility, subsequent to which the PDPs are responsible for reimbursement. At September 30, 2007 and December 31, 2006, the Corporation had dual eligible co-pay receivables from the PDPs of $10.5 million and $1.8 million, respectively, of which approximately 93% was fully reserved at September 30, 2007.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation.

NOTE 8 – INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger related costs and other charges incurred by the Corporation as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Integration costs and other charges
Severance costs	$513	$—	$513	$—
Allowance for doubtful accounts	27,912	—	27,912	—

	28,425	—	28,425	—

Merger related costs
Professional and advisory fees	5,869	1,086	7,707	1,086
Employee costs	5,034	—	8,369	—
Severance costs	2,188	—	2,188	—
Facility costs	1,884	—	1,884	—
Other costs	3,428	—	3,950	—

	18,403	1,086	24,098	1,086

Total integration, merger related costs and other charges	$46,828	$1,086	$52,523	$1,086

During the quarter ended, September 30, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million.

The Corporation also incurred integration, merger related costs and other charges through September 30, 2007 related to the consolidation of pharmacies within a similar location, costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred and AmerisourceBergern and costs to integrate information systems and duplicative costs associated with merging the overall corporate function of KPS and PharMerica LTC. The impact on dilutive earnings per share was $(1.21) and $(1.85) for the three months and nine months ended September 30, 2007 respectively.

As the Corporation continues to integrate the businesses of PharMerica LTC and KPS additional costs will be incurred. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs will be recognized as an expense to the Corporation as incurred. During the period ended September 30, 2007, there were three pharmacy locations impacted by consolidation and we expect the consolidation of these pharmacies to be completed in the fourth quarter of 2007. See Note 2.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS

Common Stock

Holders of the Corporation’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to our common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Corporation from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Corporation’s Credit Agreement imposes restrictions on its ability to pay dividends.

As a part of the Pharmacy Transaction, the Corporation issued 30 million shares of common stock. In the Pharmacy Transaction, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following the Pharmacy Transaction, the shareholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

The historical common stock of the Corporation was cancelled on the Closing Date of the Pharmacy Transaction and reclassified as capital in excess of par value.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of September 30, 2007, there were no shares of preferred stock outstanding.

Our board of directors may, from time to time, direct the issue of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on our shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of our company before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our company’s securities or the removal of incumbent management. The board of directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of shares of our common stock. Specifically, our certificate of incorporation authorizes our board to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of us or the removal of existing management.

2007 Omnibus Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. On August 7, 2007 the Compensation Committee granted stock based compensation awards with respect to 1,438,583 shares of common stock under the Omnibus Plan with a grant price of $16.31 per share. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. On August 7, 2007, the Compensation Committee established long-term and short-term incentive programs under the Omnibus Plan.

Corporation stock options granted under the Omnibus Plan to replace options granted by Kindred or AmerisourceBergen that were cancelled or forfeited upon the consummation of the Pharmacy Transaction have the same basic terms and conditions as apply to the cancelled Kindred or AmerisourceBergen options. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly PharMerica LTC or KPS employees were replaced with restricted shares of the Corporation’s common stock, which have the same basic terms and conditions as apply to the forfeited Kindred or AmerisourceBergen restricted shares.

With regards to the stock options granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergern options), each option vests in four equal annual installments and has a term of seven years. The restricted stock/restricted stock units granted under the Omnibus Plan in 2007 (other than the substitute restricted stock granted to replace forfeited Kindred and AmerisourceBergen restricted stock) generally vests in full, upon the three–year anniversary of the date of grant, thus stressing the retentive aspect of these awards. In addition, with respect to the performance share units granted under the Omnibus Plan in 2007, vesting is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA, performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance period is measured in three-year periods with overlapping cycles.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – STOCK BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS (Continued)

The Corporation recorded $0.7 million in stock-based compensation expense for the three and nine months ended September 30, 2007 which consists of $0.4 million in compensation expense for stock options and $0.3 million in compensation expense for nonvested stock. As of September 30, 2007, there was $10.1 million of total unrecognized compensation cost related to all of the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over a weighted average period of 1.35 – 3.85 years. As the prior years expense was recorded based on assumptions and methods of Kindred, Kindred stock options/restricted shares was recognized by Kindred based upon the 2006 assumptions in the table below.

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	2007	2006
Expected volatility	33.3 – 45%	51.0%
Risk free interest rate (range)	4.55 – 4.98%	4.63%
Expected dividends	—	—
Average expected term (years)	0.3 – 5	5
Fair value per share of stock options granted	$5.82	$10.64

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies in the same or similar industries as the Corporation. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006, the Corporation estimates the volatility of its common stock at the date of grant based on historical volatility of its peer-group, consistent with SFAS No. 123(R) and SAB 107.

Risk-Free Interest Rate

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

Expected Dividends

The Corporation has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Corporation calculated an expected term using management’s estimate of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. Statement 123(R) permits companies to estimate the value of awards with graded vesting by treating each vesting tranche as a separate award. Alternatively, the award may be valued as a single award. Management has determined to value each tranche of the awards separately utilizing a “multiple fair value” method.

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parent’s Omnibus Plan	(127,787)	(21.56)
Effect of Pharmacy Transaction on Options	479,302	12.73
Granted	1,072,695	16.31
Exercised	—	—
Canceled	(247,326)	15.42

Outstanding at September 30, 2007	1,304,671	$15.16	7.1 years	$19,783

Exercisable at September 30, 2007	15,424	$16.31	6.9 years	$252

The weighted average fair value based on the Black-Scholes option pricing model for stock options granted in the nine months ended September 30, 2007, was $5.82 per share. The Corporation did not have any stock options exercised during the nine months ended September 30, 2007. The total fair value of shares vested was $0.3 million for the three and nine months ended September 30, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – STOCK BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS (Continued)

Nonvested Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parent’s Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on Nonvested shares and units	55,340	6.66
Granted	356,938	16.31
Forfeited	(48,031)	13.20
Vested	(8,658)	14.18

Nonvested shares at September 30, 2007	355,589	$15.28

The total fair value of shares vested during 2007 was $0.1 million.

Other Plans

The Corporation sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plans are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plans were $0.2 million and $0.5 million for the three and nine months ended September 30, 2007 and 2006, respectively. For the periods ended during 2006 all contributions to the defined contribution retirement plans were paid by Kindred.

NOTE 10 – INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Current provision:	2007	2006	2007	2006
Federal	$4,454	$2,561	$7,098	$9,222
State	468	417	984	1,499

Total	4,922	2,978	8,082	10,721

Deferred provision (benefit):
Federal	(17,899)	44	(20,705)	(1,016)
State	(1,709)	6	(1,986)	(102)

Total	(19,608)	50	(22,691)	(1,118)

Total provision (benefit) for income taxes	$(14,686)	$3,028	$(14,609)	$9,603

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
U.S. statutory rate applied to pretax income (loss)	35.00%	35.00%	35.00%	35.00%
Differential arising from:
State taxes	2.98	5.52	2.59	5.65
Other	(2.75)	(1.02)	(2.38)	(1.15)

Effective tax rate	35.23%	39.50%	35.21%	39.50%

Included in the tax expense (benefit) for the three month and nine month periods ended September 30, 2007 is a tax expense of $0.5 million recorded in the current quarter for the tax effect of certain transaction costs associated with the Pharmacy Transaction. This non-recurring expense may subsequently be reversed in part or in full when the Internal Revenue Service issues guidance on the appropriate treatment of transaction costs arising from acquisitive tax-free transactions under Internal Revenue Code § 263(a).

The effective tax rate for the third quarter of 2007 was 35.23%, reflecting one-time transaction and start-up costs associated with the Pharmacy Transaction. Excluding those one-time costs, the effective tax rate for the three months ended September 30, 2007 would have been 36.45%. The effective tax rate for the three months ended September 30, 2007 was lower than the same period in 2006 primarily due to the overall impact of the Pharmacy Transaction.

The income tax provision includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INCOME TAXES (Continued)

financial statement and tax basis of assets and liabilities. The Corporation records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws.

Deferred income taxes at September 30, 2007 and December 31, 2006 consisted of (dollars in thousands):

	September 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Intangibles	$789	$—	$—	$889
Accelerated depreciation	—	210	—	1,891
Accrued expenses	7,922	—	1,751	—
Accrued rebates	4,304	—	—	—
Allowance for doubtful accounts	28,981	—	6,385	—
Stock-based compensation	274	—	149	—
Goodwill	—	17,355	—	—
Other	6,361	(8,988)	(801)	(1,421)

Total deferred taxes	$48,631	$8,577	$7,484	$1,359

Income taxes payable of $4.6 million as of September 30, 2007, is reflected in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. This liability represents the Corporation’s tax payable for the two month period ending September 30, 2007. For periods prior to July 31, 2007, income tax liabilities were the responsibility of Kindred.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Corporation did not have any unrecognized tax benefits. To the extent the Corporation has unrecognized tax benefits for uncertain income tax issues, accrued interest will be recorded as income tax expense in the accompanying unaudited condensed consolidated statements of operations. As of January 1, 2007, the Corporation had not recorded any accrued interest related to uncertain tax positions.

Prior to the Pharmacy Transaction, KPS was included in the consolidated federal and state income tax returns filed by Kindred. Kindred allocates the consolidated federal and state income tax liabilities among the members of the consolidated return group as if KPS was a separate taxpayer, and the results of the corresponding tax liability were settled with Kindred through stockholders’ equity. The federal statute of limitations remains open for tax years 2000 through 2006. In July 2007, Kindred reached a settlement with the Internal Revenue Service (the “IRS”) related to all disputed federal tax issues for tax years 2000 and 2001. The IRS is currently examining tax years 2004 and 2005. As a result of the consummation of the Pharmacy Transaction, subsequent to the spin-off, KPS will no longer be included in Kindred income tax filings but will be included as part of the consolidated federal and state income tax returns to be filed by the Corporation.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states.

Under the terms of the Master Agreement, the Corporation entered into a tax matters agreement with Kindred and AmerisourceBergen (the “Tax Matters Agreement”). The Tax Matters Agreement governs the Corporation’s, AmerisourceBergen’s and Kindred’s rights and obligations following consummation of the Pharmacy Transaction with respect to taxes, for both pre-merger and post-merger periods. Generally, Kindred and AmerisourceBergen, are responsible for the taxes of KPS (and its subsidiaries) and PharMerica LTC (and its subsidiaries), respectively, that relate to pre-merger periods and the Corporation is responsible for all taxes that relate to post-merger periods.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Numerator:
Numerator for basic and diluted earnings per share — net income (loss)	$(26,994)		$4,638	$(26,882)		$14,708

Denominator:
Weighted average shares outstanding	25,112,843		NM	18,407,991		NM

Basic earnings (loss) per share	$(1.07)	$	NM	$(1.46)	$	NM

Diluted earnings (loss) per share	$(1.07)	$	NM	$(1.46)	$	NM

In accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, stock options and restricted stock shares granted by the Corporation are required to be treated as potential common shares outstanding in computing diluted earnings per share.

The diluted earnings (loss) per share for the three months and nine months ended September 30, 2007 does not include the effects of potential common shares because their inclusion would be anti-dilutive due to the net loss for the period.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – BUSINESS SEGMENT DATA

The Corporation operates two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The Corporation identifies its segments in accordance with the aggregation provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is consistent with information used by the Corporation in managing its businesses.

The following table sets forth certain data by business segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Institutional pharmacies	$364,048	$156,587	$684,961	$445,855

Hospital pharmacy management	13,485	12,555	40,683	37,528

	$377,533	$169,142	$725,644	$483,383

Net income (loss):
Segment operating income:
Institutional pharmacies	$17,811	$13,800	$35,536	$37,483
Hospital pharmacy management	1,990	1,751	6,162	6,163

Segment operating income	19,801	15,551	41,698	43,646
Allocated corporate services	1,585	2,779	8,445	8,047
Rent	4,125	1,448	7,710	4,044
Depreciation and amortization	5,879	2,594	11,455	6,248
Integration, merger related costs and other charges	46,828	1,086	52,523	1,086
Interest expense (income), net	3,064	(22)	3,056	(90)

Income (loss) before income taxes	(41,680)	7,666	(41,491)	24,311
Provision (benefit) for income taxes	(14,686)	3,028	(14,609)	9,603

Net income (loss)	$(26,994)	$4,638	$(26,882)	$14,708

Rent:
Institutional pharmacies	$4,125	$1,448	$7,718	$4,036
Hospital pharmacy management	—	—	(8)	8

	$4,125	$1,448	$7,710	$4,044

Depreciation and amortization:
Institutional pharmacies	$5,879	$2,594	$11,455	$6,248
Hospital pharmacy management	—	—	—	—

	$5,879	$2,594	$11,455	$6,248

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$11,177	$2,581	$14,502	$6,857
Hospital pharmacy management	—	—	—	—

	$11,177	$2,581	$14,502	$6,857

Assets at end of period:
			September 30, 2007	December 31, 2006
Institutional pharmacies			$694,832	$236,625
Hospital pharmacy management			7,098	159

			$701,930	$236,784

Goodwill:
Institutional pharmacies			$158,369	$45,239
Hospital pharmacy management			—	—

			$158,369	$45,239

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN

Transactions with Kindred and AmerisourceBergen

Certain members of the Corporation’s Board of Directors also serve on the boards of directors of Kindred and AmerisourceBergen. As a result of the common relationship, the existence of that control could result in operating results or the financial position of the Corporation being significantly different from those that would have been obtained if the enterprises were autonomous. Although certain members of the Board of Directors are common with Kindred and AmerisourceBergen the directional guidance is consistent as if members were autonomous and all business transactions between Kindred and AmerisourceBergen are considered to be arm’s length.

The Corporation provides institutional pharmacy and management services to Kindred nursing centers and hospitals. Until the Closing Date, for accounting purposes, the net contributions from Kindred for periods prior to the Pharmacy Transaction are classified as capital in excess of par value in stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets. Revenues and allocated corporate expenses related to these activities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues from services provided to Kindred:
Nursing centers	$24,616	$24,759	$74,880	$71,826
Hospitals	13,404	12,597	40,432	37,570

	$38,020	$37,356	$115,312	$109,396

Kindred allocated corporate service expenses included in selling, general and administrative expenses	$1,585	$2,779	$8,445	$8,047

Revenues from services provided to Kindred nursing centers represent services billed directly to the Kindred nursing centers and do not include revenues billed to and collected from other payor sources for residents in the Kindred nursing centers who are beneficiaries under other government or third party programs.

Prior to the Pharmacy Transaction, Kindred corporate expenses were allocated based upon either the identification of specific costs or as a percentage of KPS revenues, where applicable. Allocated costs may not necessarily be indicative of the costs that would have been incurred by KPS if it had operated as a separate entity.

At September 30, 2007, the Corporation had recorded in accounts receivable amounts due from Kindred totaling $30.9 million related to services provided to Kindred nursing centers and hospitals and $2.9 million in accounts payable related to integration and merger related costs. As of the closing date of the Pharmacy Transaction, corporate service expenses were no longer allocated to the Corporation.

The historical results of the Corporation include related party transactions with Kindred. Beginning August 1, 2007, continued transactions with Kindred are not considered to be related party transactions.

Prime Vendor Agreement

On the Closing Date, the Corporation entered into a Prime Vendor Agreement with ABDC, a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% shareholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party at the closing date. For the three and nine months ended September 30, 2007 the Corporation purchased a total of $212.3 million under the terms of the Prime Vendor Agreement. As of September 30, 2007 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $22.1 million, which is included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

Information Technology Services Agreement

On the Closing Date, the Corporation entered into an IT Services Agreement with KHOI, a wholly owned subsidiary of Kindred, the Corporation’s former 50% shareholder. Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $3.0 million to Kindred under the terms of the IT Service Agreements for the three and nine months ended September 30, 2007. As of September 30, 2007, the Corporation had approximately $3.0 million in accounts payable related to the IT Services Agreement.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 –TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN

Transition Services Agreements

On the Closing Date, the Corporation entered into the Kindred TSA. Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Corporation incurred approximately $0.2 million under the terms of the Kindred TSA for the three and nine months ended September 30, 2007, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2007, the Corporation had approximately $0.2 million in accounts payable related to the Kindred TSA.

On the Closing Date, the Corporation entered into the AmerisourceBergen TSA. Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.1 million to AmerisourceBergen under the terms of the AmerisourceBergen TSA for the three and nine months ended September 30, 2007, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2007, the Corporation had approximately $0.01 million in accounts payable related to the AmerisourceBergen TSA.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the Corporation’s unaudited condensed consolidated financial statements and related notes included in Part I, Item I “Financial Statements” in this Quarterly Report on Form 10-Q, as well as the Corporation’s registration statement filed on Form S-4/S-1, as amended, (the “Form S-4/S-1”) which was declared effective by the Securities and Exchange Commission (the “Commission”) on July 17, 2007. As discussed in detail below, the following discussion reflects the financial condition, results of operations and liquidity of the Corporation as of September 30, 2007 and the historical results of KPS for the three and nine month periods ended September 30, 2007 and 2006. Operating results for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

Pharmacy Transaction

The Corporation, formerly known as Safari Holding Corporation, was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred” or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The shares of common stock of the Corporation were registered with the Securities and Exchange Commission (the “Commission”) on Form S-4/S-1, which was declared effective by the Commission on July 17, 2007 (the “Form S-4/S-1”).

On August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its shareholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its shareholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the shareholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying financial statements include certain accounts and results of operations representing the institutional pharmacy business of Kindred. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying unaudited condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the business was operated as separate businesses within two different public companies, Kindred and AmerisourceBergen.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from the Pharmacy Transaction. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	changes in or the failure to achieve the underlying assumptions and expectations related to the Pharmacy Transaction;

•	availability of financial and other resources to us after the Pharmacy Transaction;

•

the Corporation’s different capital structure as a stand-alone, publicly traded company, including the Corporation’s access to capital, credit ratings, indebtedness and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	a determination by the IRS that the Pharmacy Transaction should be treated as a taxable transaction, in whole or in part, and any tax liabilities and indemnification obligations related thereto;

•

the Corporation’s ability to operate under the terms of the Tax Matters Agreement, including the covenants and restrictions which limit the Corporation’s discretion in the operation of the Corporation’s business;

•

certain conflicts of interest, including, without limitation, conflicts resulting from continuing relationships with the Corporation’s former parent companies and overlapping directorships between us and the Corporation’s former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of retaining existing customers and service contracts and ability to attract new customers for growth of the Corporation’s business;

•	the effects of the loss or bankruptcy of or default by a significant customer, supplier or other entity relevant to the Corporation’s operations;

•

the Corporation’s ability to implement the Corporation’s business strategy, including, without limitation, the Corporation’s ability to integrate and consolidate the formerly separate institutional pharmacy businesses of the Corporation’s former parent companies, including costs associated with such integration, and resolve any dislocations or inefficiencies in connection with the Pharmacy Transaction;

•

the Corporation’s ability to successfully pursue the Corporation’s development activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations;

•	the Corporation’s ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs and regulatory compliance costs;

•

the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries;

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payors, or the implementation of other measures to reduce the reimbursement for the Corporation’s services or the services of the Corporation’s customers and the impact of Medicare Part D;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	further consolidation of managed care organizations and other third party payors;

•	political and economic conditions nationally, regionally and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond the Corporation’s control;

•	elimination of, changes in or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•

the Corporation’s ability to obtain goods and services provided by the Corporation’s former parent companies under the Transition Services Agreements, IT Services Agreement and Prime Vendor Agreement at comparable prices and on terms as favorable as those obtained under such agreements;

•	the Corporation’s ability to attract and retain key executives, pharmacists and other healthcare personnel;

•

the Corporation’s ability to comply with the terms of the Corporation’s Corporate Integrity Agreement entered into between the Office of Inspection General of the Department of Health and Human Services and PharMerica LTC on March 29, 2005;

•	the Corporation’s ability to ensure and maintain an effective system of internal controls over financial reporting;

•	the Corporation’s risk to loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time;

•	changes in accounting rules and standards, audits, compliance and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price; and

•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-Q.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART II, ITEM 1A OF THIS REPORT ON FORM 10-Q AND IN THE SECTION CAPTIONED “RISK FACTORS” IN THE FORM S-4/S-1, AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

Pharmacy Transaction

PharMerica Corporation (the “Corporation”), formerly known as Safari Holding Corporation, was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The shares of common stock of the Corporation were registered with the Commission on Form S-4/S-1, which was declared effective by the Commission on July 17, 2007. See Notes 1 and 2 to the Corporation’s unaudited condensed consolidated financial statements for additional information related to the Pharmacy Transaction and the formation of the Corporation.

On August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its shareholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its shareholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. The Corporation issued 30 million shares of its common stock in the mergers (see Note 2 to the Corporation’s unaudited condensed consolidated financial statements). In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the shareholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

The Pharmacy Transaction was accounted for using the purchase method of accounting under accounting principles generally accepted in the United States, with KPS treated as the accounting acquirer. Under the purchase method of accounting, the deemed purchase price was allocated to the underlying tangible and identifiable intangible assets and liabilities acquired based upon their respective fair values with any excess deemed purchase price allocated to goodwill. See Note 2 to the Corporation’s unaudited condensed consolidated financial statements for additional information.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as separate businesses of two different public companies, Kindred and AmerisourceBergen.

Reporting Entity

The financial statements included in this Quarterly Report on Form 10-Q as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 reflect the financial position, results of operations and liquidity of the Corporation, which during the 2006 periods covered by this Quarterly Report and the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. The results of the Pharmacy Transaction are included in the results of operations of the Corporation beginning August 1, 2007. Accordingly, except as otherwise discussed below, this Management’s Discussion and Analysis reflects the financial condition, results of operations and liquidity of the Corporation at September 30, 2007 and historically of KPS on a stand-alone basis for all periods prior to August 1, 2007. The financial condition, results of operations and liquidity of the Corporation as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 may not be indicative of the Corporation’s future performance or reflect what the Corporation’s financial conditions, results of operations and liquidity would have been had the Pharmacy Transaction been consummated as of January 1, 2007 or January 1, 2006 or had the Corporation operated as a separate, stand-alone entity during the periods presented.

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates more than 120 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

The institutional pharmacy services business is highly competitive. Competition is a significant factor that can impact the Corporation’s financial results. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, that provide services comparable to those offered by the Corporation’s pharmacies. These pharmacies may have greater financial and other resources than we do and may be more established in the markets they serve than we are. The Corporation also competes against regional and local pharmacies that specialize in the highly-fragmented long-term care markets. In the future some of the Corporation’s customers may seek to in-source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

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

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is strong. The loss of pharmacy personnel or the inability to attract, retain or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future could have a material adverse effect on us.

Government Regulation

Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. The Corporation continuously monitors the effects of regulatory activity on its operations.

Licensure, Certification and Regulation

States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. At September 30, 2007, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, many states regulate out-of-state pharmacies as a condition to the delivery of prescription products to patients in their states. The Corporation’s pharmacies hold the requisite licenses applicable in these states. In addition, the Corporation’s pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicaid or Medicare patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”), as amended, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other healthcare professionals who provide services on the Corporation’s behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

State Laws Affecting Access to Service

Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state Medicaid programs or in separate legislation. These laws may preclude a nursing facility from requiring their patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Limitations such as these may increase the competition which the Corporation faces in providing services to nursing facility residents.

Medicare and Medicaid

The long-term care pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent until recently, Medicare. As is the case for long-term care services generally, we have historically received reimbursement from the Medicaid and Medicare programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid “state plan” to the Secretary of the Department of Health and Human Services (“HHS”) for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. The Corporation has provider agreements to participate in state Medicaid programs.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs “Skilled Nursing Facility” and NFs “Nursing Facilities” relating to drug regimen reviews for Medicaid patients in such facilities. Regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to NF residents if the NF complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the NF satisfies the drug regimen review requirement, and the states in which the Corporation operates currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish “upper limits” on payment levels. Legislation passed by Congress in February 2006 changed the calculation of these so-called upper limits (see below). In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect the Corporation’s operations.

On September 20, 2006, CMS issued revised Guidance to Surveyors on Long Term Care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expand the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The new guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled. The Medicare program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, SNF, home healthcare and certain other types of healthcare services; Medicare Part B, which covers physicians’ services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; Medicare Part C, established by the Balanced Budget Act of 1997 (“BBA”), which generally allows beneficiaries to enroll in managed care programs beyond the traditional Medicare fee for service program and often includes expanded drug coverage; and Medicare Part D, established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), which provided a new prescription drug benefit that became effective on January 1, 2006 (discussed below).

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. Payments for pharmaceutical supplies and services under the Medicare and Medicaid programs may not continue to be based on current methodologies or remain comparable to present levels. In this regard, the Corporation may be subject to payment reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to the Corporation.

In addition, if the Corporation or the Corporation’s client facilities fail to comply with applicable reimbursement regulations, even if inadvertently, the Corporation’s business could be adversely impacted. Additionally, changes in reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect our business.

Key Indicators Reviewed by Management

The Corporation’s management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on institutional pharmacy revenues; prescriptions dispensed; revenues per prescriptions dispensed; productivity factors on prescriptions dispensed per productive labor hour; generic dispensing rate; brand dispensing rate; customer licensed beds; gross margin percentage; operating income; diluted earnings per share; days sales outstanding; inventory turnover; and adjusted Earnings Before Interest Income/Expense, Taxes, Depreciation, Amortization, Integration, Merger Related costs and Other charges (“Adjusted EBITDA”) as discussed later under the caption Adjusted EBITDA. We believe these measures highlight key business trends and are important in evaluating our overall performance.

Key Financial Statement Components

Condensed Consolidated Statements of Operations

Our revenues are comprised primarily of product revenues and are derived from the sale of prescription drugs through our institutional pharmacies. The majority of our product revenues are derived on a fee-for-service basis. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacy.

Cost of goods sold is comprised primarily of cost of product revenues and is principally attributable to the dispensing of prescription drugs. Our cost of product revenues relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. In addition, cost of product net revenues includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of goods also includes labor, delivery costs and other costs attributable to the dispensing of medications.

Selling, general and administrative expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, human resources and performance of reimbursement activities, in addition to finance, legal and other staff activities.

Interest expense (income), net, primarily includes interest expense relating to our senior secured credit facility and our swap agreement, partially offset by interest income generated by cash and cash equivalents.

Condensed Consolidated Balance Sheets

Our assets include cash and cash equivalent investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations and financing activities, and primarily includes deposits with banks or other financial institutions. Our short-term investments include money market funds that have average maturities of less than three months.

Accounts receivable primarily consist of amounts due from Prescription Drug Plans under Medicare Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies, and private payors, net of allowances for doubtful accounts, as well as contractual allowances.

Inventories reflect the cost of prescription products held for dispensing by our institutional pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and stock-based compensation. Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to previous acquisitions by KPS.

Our primary liabilities include accounts payable, accrued salaries and wages and other current liabilities, debt and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases and other purchases made in the normal course of business. Accrued expenses and other current liabilities primarily consist of employee- and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of term loans under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “— Contractual Obligations” below.

Condensed Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles and subsequent cash collections. We pay for our prescription drug inventory in accordance with payment terms offered under our Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period; rebates earned are recorded as a reduction to inventory and cost of goods sold in the period earned. Outgoing cashflows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. Acquisitions will also generally result in cash outflows.

Definitions

Listed below are definitions of terms used by the Corporation in managing the business. The definitions are necessary to the understanding of the Management’s Discussion and Analysis section of this document.

Assisted Living Facilities (ALF): Represents assisted living facility. Its units or beds will represent the number of apartment type units within the facility.

Bps: Represents basis points. Basis points are based on percentages. For example, 100 bps represents a change of 1%.

Cost of Goods Sold: Represents the actual cost of drugs on a first-in, first-out (“FIFO”) basis, direct costs associated with filling the prescriptions such as salaries of pharmacist and pharmacist technicians, delivery costs and an allocation of the other direct costs of the pharmacy. Included in the cost of goods sold is also the direct costs associated with pharmacy consulting and the direct costs of hospital management contracts.

DNA: Data not available.

Integration, merger related costs and other charges: Represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from AmerisourceBergen and Kindred Healthcare and their respective mergers. The definition also represents costs of integrating information systems, duplicative costs associated with merging overall corporate functions and the consolidation of pharmacies within a similar location.

NA: Represents not applicable.

NM: Represents not meaningful.

Patients served: Represents serviced beds for the Corporation’s institutional pharmacies for periods prior to the Pharmacy Transaction, dated July 31, 2007. All periods subsequent to the Pharmacy Transaction reflect actual Patients Served in the period.

Prescriptions Dispensed: Represents a prescription filled for an individual patient. A script will usually be for a 15 or 30 day period and will include only one drug type.

Revenues per prescription dispensed: Represents the revenues from the institutional pharmacy segment divided by the total prescriptions dispensed.

Selling, General, Administrative Costs: Represents other costs and allocation of costs that are not directly attributable to the costs of revenues. Such costs are part of the functional areas of account management, sales and marketing, accounting and finance, operations oversight, human resources, acquisition, information technology, billing and collections, tax services, internal audit, office of the chief executive and board of directors.

Skilled Nursing Facilities (SNF): Represents skilled nursing facilities. Its licensed beds will represent the customer licensed beds and this may not be indicative of its census.

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007	Increase (Decrease)		September 30, 2006	September 30, 2007	Increase (Decrease)		September 30, 2006
Revenues
Institutional pharmacy	$364,048	$207,461	132%	$156,587	$684,961	$239,106	54%	$445,855
Hospital management	13,485	930	7%	12,555	40,683	3,155	8%	37,528

Total revenues	377,533	208,391	123%	169,142	725,644	242,261	50%	483,383

Cost of goods sold
Institutional pharmacy	310,255	177,732	134%	132,523	594,254	216,996	58%	377,258
Hospital management	10,800	665	7%	10,135	32,628	2,970	10%	29,658

Total cost of goods sold	321,055	178,397	125%	142,658	626,882	219,966	54%	406,916

Gross profit
Institutional pharmacy	53,793	29,729	124%	24,064	90,707	22,110	32%	68,597
Hospital management	2,685	265	11%	2,420	8,055	185	2%	7,870

Total gross profit	$56,478	$29,994	113%	$26,484	$98,762	$22,295	29%	$76,467

Gross profit as a percentage of revenues	15.0%			15.7%	13.6%			15.8%

Statistical Information (in whole numbers except where indicated)

Institutional Pharmacy
Volume Information
Prescriptions dispensed (000’s)	7,799	4,589	143%	3,210	14,709	5,453	59%	9,256
Revenue per prescription dispensed	$46.68	$(2.10)	(4)%	$48.78	$46.57	$(1.60)	(3)%	$48.17
Patients served (000’s)	645	397	160%	248	1,156	445	58%	711
Revenue per patient served per month	$564.6	$(65.8)	(10)%	$630.4	$592.4	$(34.3)	(5)%	$626.7

Customer licensed beds under contract
Beginning of period	102,471	7,148	7%	95,323	102,571	9,289	10%	93,282
Additions	246,597	236,779	2,412	9,818	254,347	237,504	1,410	16,843
Losses	(8,567)	(6,104)	248	(2,463)	(15,620)	(7,861)	101	(7,759)
Other	1,676	1,854	(1,042)	(178)	879	745	556	134

End of period	342,177	239,677	234%	102,500	342,177	239,677	234%	102,500

Hospital Management

Volume Information
Hospital management
Contracts serviced	85	6	8%	79	85	6	8%	79

Revenues

The increase in institutional pharmacy revenues for the quarter ended and nine months ended September 30, 2007 was primarily related to the acquisition of PharMerica LTC on July 31, 2007. The PharMerica LTC acquisition resulted in $206.3 million of increased revenue for the quarter ended and nine months ended September 30, 2007. The acquisition of three pharmacies on August 1, 2006 contributed $1.6 million and the opening of four new pharmacies in 2006 contributed $6.1 million to the increase in revenue for the three months ended September 30, 2007. These increases were partially offset by same-store prescription decreases ($1.2 million) and a 3.7% reduction in revenue per script ($5.3 million). For the nine months ended September 30, 2007, the 2006 acquisitions contributed $14.8 million while the new pharmacy openings contributed $18.5 million. Same-store script increases of 1.3% were offset by revenues per prescription rate reduction of 1.5% (net $.5 million revenue reduction) for the nine months ended September 30, 2007.

The increase in hospital management revenues was attributable to increases in the number of contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $177.7 and $217.0 million for the three and nine months ended September 30, 2007, as compared to the same periods in the prior year. The acquisition of PharMerica LTC accounted for an increase of $175.3 million and a change in estimate associated with the accounting for rebates reduced cost of goods sold by $3.1 million, for the three and nine months ended September 30, 2007. The 2006 acquisitions for the three months and nine months ended September 30, 2007 increased cost of goods sold by $1.3 million and $8.7 million, respectively, while the 2006 new stores increased costs of goods sold by $3.1 and $11.5 million, respectively. The remaining variance in both periods relates to an increase in cost of goods as a percentage of revenue primarily related to a reduction in manufacturers rebates.

The Hospital Management cost of goods sold increased $0.7 million and $3.0 million for the three and nine months ended September 30, 2007, respectively over the comparable 2006 periods. Cost of goods sold for the Hospital Management segment is primarily related to labor costs, and increased as a result of the provision of management services to an additional six hospitals combined with the impact of wage inflation.

Gross Margin and Other Operating Expenses

Gross margin and other operating expenses were the following for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007	Increase (Decrease)		September 30, 2006	September 30, 2007	Increase (Decrease)		September 30, 2006
Gross margin	$56,478	$29,994	113%	$26,484	$98,762	$22,295	29%	$76,467
Selling, general and administrative expenses	46,867	29,987	178	16,880	81,249	32,551	67	48,698
Amortization expense	1,399	525	60	874	3,425	963	39	2,462
Integration, merger related costs and other charges	46,828	45,742	NM	1,086	52,523	51,437	NM	1,086
Interest expense (income), net	3,064	3,086	NM	(22)	3,056	3,146	NM	(90)

Income (loss) before provision for income taxes	(41,680)	(49,346)	(644)	7,666	(41,491)	(65,802)	(271)	24,311
Provision (benefit) for income taxes	(14,686)	(17,714)	(585)	3,028	(14,609)	(24,212)	(252)	9,603

Net income (loss)	$(26,994)	$(31,632)	(682)%	$4,638	$(26,882)	$(41,590)	(283)%	$14,708

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007	Increase (Decrease)		September 30, 2006	September 30, 2007	Increase (Decrease)		September 30, 2006
Selling, general and administrative expenses
Total labor	$21,601	$13,371	162%	$8,230	$38,405	$14,229	59%	$24,176

Provision for doubtful accounts	6,264	4,344	226	1,920	10,653	3,945	59	6,708
Supplies	1,079	369	52	710	2,347	499	27	1,848
Travel expenses	1,685	906	116	779	3,163	1,052	50	2,111
Professional fees	2,031	1,536	310	495	2,903	1,603	123	1,300
Stock-based compensation	437	285	188	152	656	154	31	502
Management fee	1,504	(1,275)	(46)	2,779	8,445	398	5	8,047
Depreciation	1,767	1,492	543	275	2,327	1,713	279	614
Rent	1,561	1,345	623	216	2,082	1,478	245	604
Other costs	8,938	7,614	575	1,324	10,268	7,480	268	2,788

Total other	25,266	16,616	192	8,650	42,844	18,322	75	24,522

Total selling, general and administrative expenses	$46,867	$29,987	178%	$16,880	$81,249	$32,551	67%	$48,698

% of revenues	12.4%			10.0%	11.2%			10.1%

Total labor costs increased $13.4 million and $14.2 million for the quarter ended and nine months ended September 30, 2007, respectively, over the comparable periods in the prior year, of which $11.5 million related to the acquisition of PharMerica LTC. The remaining increase was a result of increased overhead in anticipation of the Pharmacy Transaction as well as increases in personnel to service additional pharmacies from acquisitions and new pharmacy openings.

Total other selling, general and administrative costs increased $16.6 million and $18.3 million for the three and nine months ended September 30, 2007, respectively, over the comparable periods in the prior year, of which $14.3 million related to costs associated with the acquisition of PharMerica LTC. For the quarter ended September 30, 2007, compared to the same period in 2006, the remaining increase of $2.3 million was primarily related to additional provisions for doubtful accounts associated with specific reserves and increases in professional fees, travel, purchased services, and general costs, partially offset by a reduction in management fees. For the nine months ended September 30, 2007, compared to the same period in 2006, the remaining increase of $4.0 million was attributable to the increase in the provision for doubtful accounts as well as depreciation, professional fees, travel costs and rent, partially offset by a reduction in management fees.

Integration, merger related costs and other charges

The following is a summary of integration and merger related costs incurred by the Corporation as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Integration costs and other charges
Severance costs	$513	$—	$513	$—
Allowance for doubtful accounts	27,912	—	27,912	—

	28,425	—	28,425	—

Merger related costs
Professional and advisory fees	5,869	1,086	7,707	1,086
Employee costs	5,034	—	8,369	—
Severance costs	2,188	—	2,188	—
Facility costs	1,884	—	1,884	—
Other costs	3,428	—	3,950	—

	18,403	1,086	24,098	1,086

Total integration and merger related costs	$46,828	$1,086	$52,523	$1,086

As of September 30, 2007 the Corporation capitalized approximately $7.9 million of transaction costs related to the Pharmacy Transaction. For the quarter and nine months ended September 30, 2007 the Corporation expensed approximately $46.8 million and $52.5 million, respectively of integration and merger related costs. The impact on earnings per share was ($1.21) and $(1.85) for the three and nine months ended September 30, 2007.

During the quarter ended, September 30, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million.

The Corporation also incurred integration, merger related costs and other charges through September 30, 2007 related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of Kindred Pharmacy and AmerisourceBergen and costs to integrate information systems and duplicate costs associated with merging the overall corporate function of KPS and PharMerica LTC.

During the period ended September 30, 2007, there were three pharmacy locations impacted by consolidation which we expect to be completed in the fourth quarter of 2007.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues
Leasehold improvements	$990	0.3%	$177	0.1%	$1,422	0.2%	$400	0.1%
Equipment and software	3,818	1.0	1,543	0.9	6,935	1.0	3,386	0.7
Leased equipment	99	NM	—	—	100	NM	—	—

Total depreciation expense	$4,907	1.3%	$1,720	1.0%	$8,457	1.2%	$3,786	0.8%

Depreciation expense recorded in cost of goods sold	$2,713	0.7%	1,445	0.9	$5,702	0.8	$3,172	0.7

Depreciation expense recorded in selling, general & administrative expenses	1,767	NM	275	NM	2,328	NM	614	NM

Depreciation expense recorded in integration, merger related costs and other charges	427	NM	—	—	427	NM	—	—

Total depreciation expense	$4,907	1.3%	$1,720	1.0%	$8,457	1.2%	$3,786	0.8%

Total Capital Expenditures	$11,177	0.2%	$2,581	1.5%	$14,502	0.6%	$6,857	1.4%

Depreciation expense increased for the three and nine months ended September 30, 2007, over the comparable prior year periods, primarily as a result of the acquisition of PharMerica LTC, which increased depreciation expense by $2.5 million in both periods. The 2007 periods also reflect $0.4 million related to acceleration of depreciation for assets that will no longer be used once certain system conversions take place. The remaining increase over prior year periods increased in direct relation to capital expenditures.

Amortization expenses represents the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues
Amortization of intangibles:
Trade names	$233	NM	$—	NM	$233	NM	$—	NM
Non-compete agreements	117	NM	108	NM	329	NM	301	NM
Customer relationships	1,049	0.2%	766	0.5%	2,863	0.4%	2,161	0.4%

Total amortization expense	$1,399	0.4%	$874	0.5%	$3,425	0.5%	$2,462	0.5%

As a result of the PharMerica LTC acquisition, amortization expense increased by $0.4 million for the quarter ended and nine months ended September 30, 2007.

Interest Expense

Interest expense represents the following costs for the periods (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues
Interest expense:
Term A – $265 million	$3,155	0.8%	—	—%	3,155	0.4%	$—	—%

Revolver (including commitment fees and letters of credit fees)	96	NM	—	—	96	NM	—	—

Subtotal	3,251		—		3.251		—
Other:

Interest income	(254)	NM	(22)	NM	(262)	NM	(90)	NM
Amortization of deferred financing fees	67	NM	—	—	67	NM	—	—

Total interest expense	$3,064	0.8%	$(22)	—%	$3,056	0.4%	$(90)	—%

Effective interest rate:
Term A – $265 million revolver	6.69%		NM		6.69%		NM

LIBOR, at beginning of period	5.32%		5.33%		5.32%		4.40%

LIBOR, at end of period	5.12%		5.32%		5.12%		5.32%

Interest Expense increased during the quarter as a result of the Corporation closing on, and borrowing under, the Credit Agreement in the third quarter of 2007 versus historically utilizing cash flows from Kindred to finance the operations of the business. The Corporation paid down $30.0 million in borrowings in the third quarter of 2007. The applicable current margin spread over the LIBOR is at 1.5%

Tax Provision (Benefit)

	Three Months Ended				Nine Months Ended
	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues	September 30, 2007	% of Revenues	September 30, 2006	% of Revenues
Tax provision (benefit)	$(14,686)	(3.9)%	$3,028	1.8%	$(14,609)	(2.0)%	$9,603	2.0%

Tax provision (benefit) as a percentage of income (loss)	35.23%		39.5%		35.21%		39.5%

Our effective tax rate for the three and nine months ended September 30, 2007 was 35.00% for the federal rate, 2.98% and 2.59% for the effective state rate, respectively and (2.75)% and (2.38)% for the permanent differences, respectively. The effective tax rate for the three and nine months ended September 30, 2006 was 35% for the federal rate, 5.52% and 5.65% respectively, for the state rate and (1.02)% and (1.15)% for permanent differences, respectively.

Liquidity and Capital Resources

The primary source of liquidity for the Corporation is cash flows from operations and borrowings under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

The Corporation expects to achieve certain cost savings resulting from operating efficiencies, synergies or other restructuring activities that might result from the Pharmacy Transaction. Over time, the Corporation expects to achieve $30 million of annual savings as a result of the Pharmacy Transaction, but actual results may be materially different than our expected savings. Notwithstanding these anticipated savings, we will experience some increased costs associated with the transition to, and status as, a stand-alone, publicly traded company.

Cash Flows. The following table presents selected data from our unaudited condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net cash provided by operating activities	$20,067	$(3,785)	$13,059	$3,834
Net cash used by investing activities	(15,096)	(15,459)	(19,005)	(18,030)
Net cash used by financing activities	21,455	16,428	31,882	14,836

Net increase (decrease) in cash and cash equivalents	26,426	(2,816)	25,936	640
Cash and cash equivalents at beginning of period	3,240	4,834	3,730	1,378

Cash and cash equivalents at end of period	$29,666	$2,018	$29,666	$2,018

Operating Activities. Net cash provided by operating activities of $13.1 million for the first nine months of 2007 reflects a net loss of $26.9 million, with non-cash adjustments for integration, merger expenses and other charges of $34.7 million, provision for bad debt of $10.7 million and depreciation and amortization expense of $11.5 million. Also contributing to cash provided by operating activities was an increase in cash flows from accounts payable, salaries, benefits and other liabilities of $41.6 million. These increases were partially offset by a $36.9 million change in accounts receivable, prepaids and other asset amounts recorded to establish the infrastructure of the Corporation.

The $9.2 million increase in net cash provided by operating activities in the first nine months of 2007 compared to the first nine months of 2006 is primarily the result of non-cash adjustments related to integration, merger expenses and other charges of $34.7 million, depreciation and amortization expense of $5.2 million, provision for bad debt of $3.9 million and the effects of increase payable amounts associated with operations of the new business in the amount of $37.4 million, offset by deferred tax assets of $21.6 million and accounts receivable of $7.1 million.

Investing Activities. The net cash used in investing activities of $19.0 million for the first nine months of 2007 reflects the purchase of equipment and leasehold improvements of $14.5 million and acquisitions, net of cash acquired of $4.8 million partially offset by other items of $0.3 million. Capital expenditures for the first nine months of 2007 are recurring purchases associated with the operations of the business as well as costs associated with the system development and integration of the Corporation.

Financing Activities. The net cash provided by financing activities of $31.8 million for the first nine months of 2007 primarily results from cash proceeds associated with the Credit Agreement, partially offset by payments on long-term debt and the long-term revolving credit facility of $30.0 million in the period.

Total cash and cash equivalents as of September 30, 2007 were $29.7 million. Total cash and cash equivalents as of December 31, 2006 were $3.7 million. The increase of $26.0 million in cash and cash equivalents for the nine months of 2007 primarily reflects cash flows from operations and the financing under the terms of the Credit Agreement.

Credit Agreement

On the Closing Date, the Corporation entered into a Credit Agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent. The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the initial financings entered into by KPS and PharMerica LTC to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012. There is no scheduled amortization under the term loan facility but the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit fees between 0.625%, and 1.5%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of September 30, 2007, borrowings under the Credit Agreement bore interest at a blended rate of 6.86%, including the applicable margin of 1.5%, per annum based upon three month adjusted LIBO Rate (without giving effect to the interest rate swap transaction discussed below) and the Corporation had approximately $130 million available under the revolving credit facility. The Corporation repaid $20 million on its revolving credit facility in the third quarter of 2007 and $10 million on the Term A Loan.

The obligations of the Corporation under and related to the Credit Agreement are secured by substantially all of its assets. Those obligations are guaranteed by many of the Corporation’s wholly owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of our direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries. The Credit Agreement also contains financial and non-financial affirmative and negative covenants, representations, warranties, affirmative covenants and events of default that are customary to facilities of this nature.

The Corporation had a total of $265.0 million outstanding of Term Loan A debt as of September 30, 2007 under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of September 30, 2007. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of September 30, 2007 was $.4 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $149.6 million as of September 30, 2007.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.75:1.00 for the period from the Closing Date through June 30, 2008; 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter (the leverage ratio is not tested at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade). In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.00% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ending December 31, 2008.

The financial covenant requirements and ratios are as follows:

	Requirement	Level at September 30, 2007
Minimum Fixed Charge Coverage Ratio	> 2.00 to 1.00	2.35
Maximum Leverage Coverage Ratio	< 4.75 to 1.00	3.10
Capital Expenditure Ratio	3%	2%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Company’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount at an annual fixed rate of 5.123% plus applicable margin (1.5%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200 million as of September 30, 2007.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from JPMorgan. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying unaudited condensed consolidated balance sheet at its fair value.

Prime Vendor Agreement

On the Closing Date, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% shareholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. The Corporation has also agreed to a minimum purchase volume equal to $1 billion in the first year following the Closing Date. If the Corporation fails to reach this minimum purchase volume, in addition to remedies available at law, ABDC may adjust the price of goods the Corporation purchases from them to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party at the closing date. For the three and nine months ended September 30, 2007 the Corporation purchased a total of $212.3 million under the terms of the Prime Vendor Agreement. As of September 30, 2007 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $22.1 million, which is included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

Information Technology Services Agreement

On the Closing Date, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% shareholder (the “IT Services Agreement”). Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $3.0 million to Kindred under the terms of the IT Services Agreement for the three and nine months ended September 30, 2007. As of September 30, 2007, the Corporation had approximately $3.0 million in accounts payable related to the IT Services Agreement.

Except for certain services which will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days.

Transition Services Agreements

On the Closing Date, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default. The Corporation incurred approximately $0.2 million under the terms of the Kindred TSA for the three and nine months ended September 30, 2007, which is included in selling, general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2007, the Corporation had approximately $0.2 million in accounts payable related to the Kindred TSA.

On the Closing Date, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.1 million to AmerisourceBergen under the terms of the AmerisourceBergen TSA for the three months and nine months ended September 30, 2007, which is included in selling, general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2007, the Corporation had approximately $0.01 million in accounts payable related to the AmerisourceBergen TSA.

Contractual Obligations

As of September 30, 2007, the Corporation has the following contractual obligations for future principal and interest payments on the Credit Agreement, capital leases and minimum rental payments in respect of its noncancelable operating leases (in thousands):

	Credit (1) Agreement	Contingent Purchase Obligations	Operating Leases	Capital Lease Obligations	Total
2007	$1,106	$—	$2,700	$22	$3,828
2008	17,703	2,000	10,077	41	29,821
2009	17,899	—	7,836	10	25,745
2010	18,172	—	4,466	—	22,638
2011	18,172	—	2,020	—	20,192
Thereafter	275,601	—	2,087	—	277,688

Total	348,653	2,000	29,186	73	379,912
Less interest and administrative charges	—	—	—	(6)	(6)

	$348,653	$2,000	$29,186	$67	$379,906

(1)	For purposes of the table, interest expense is calculated after giving effect to the swap transaction as follows: (i) during the two-year term of the swap agreement, interest expense on $200 million of our term debt is based on the fixed rate under the swap of 5.123% plus a margin of 1.5% and interest expense on the remaining $65 million of term debt is based for the two-year period on the LIBOR under the Credit Agreement at July 31, 2007 of 5.36% plus a margin of 1.5% and (ii) after the two-year term of the swap agreement, interest expense on $265 million of term debt is based for all periods on the LIBO rate under the Credit Agreement existing at the time of expiration, which at July 31, 2007 was 5.36% plus a margin of 1.5% (iii) a 360 day year was utilized for the purpose of the calculation as required under the terms of the Credit Agreement.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$(26,994)	$4,638	$(26,882)	$14,708
Add:
Interest expense (income), net	3,064	(22)	3,056	(90)
Integration, merger related costs and other charges	46,828	1,086	52,523	1,086
Provision (benefit) for income taxes	(14,686)	3,028	(14,609)	9,603
Depreciation and amortization expense	5,879	2,594	11,455	6,248

Adjusted EBITDA	$14,091	$11,324	$25,543	$31,555

Use of Non-GAAP Measures

The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under GAAP. The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying unaudited condensed consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies.

Supplemental Quarterly Information

The following tables represent the results of the Corporations quarterly operations for the period and historical periods presented (dollars in thousands)

For fiscal quarters ended	2007 Quarters			2006 Quarters
	First	Second	Third	First	Second	Third	Fourth
Institutional pharmacy revenues	$161,183	$159,730	$364,048	$143,585	$145,683	$156,587	$156,321
Hospital management revenues	13,521	13,677	13,485	12,623	12,350	12,555	12,904

Total revenues	174,704	173,407	377,533	156,208	158,033	169,142	169,225
Cost of goods sold:
Institutional pharmacy	141,957	142,041	310,255	120,254	124,582	132,523	140,783
Hospital management	10,844	10,985	10,800	9,847	9,575	10,135	10,245

Total cost of goods sold	152,801	153,026	321,055	130,101	134,157	142,658	151,028
Selling, general and administrative	12,803	13,557	42,034	12,680	13,143	13,610	14,477

Integration and merger related costs	3,303	2,392	46,828	—	—	1,086	1,560
Depreciation and amortization	1,331	1,255	3,167	967	960	1,149	1,256
Rent	66	455	1,561	194	194	216	248
Management fee	3,508	3,433	1,504	2,637	2,631	2,779	3,825
Interest expense (income), net	(3)	(5)	3,064	(28)	(40)	(22)	(14)

Income (loss) before income taxes	895	(706)	(41,680)	9,657	6,988	7,666	(3,155)

Provision (benefit) for income taxes	$354	$(277)	$(14,686)	$3,815	$2,760	$3,028	$(1,246)

Net income (loss)	$541	$(429)	$(26,994)	$5,842	$4,228	$4,638	$(1,909)

Earnings (loss) per common share:
Basic	$0.04	$(.03)	$(1.07)	$0.39	$0.28	$0.31	$(0.13)
Diluted	$0.04	$(.03)	$(1.07)	$0.39	$0.28	$0.31	$(0.13)

Shares used in computing earnings (loss) per common share:
Basic	15,000,000	15,000,000	25,112,843	15,000,000	15,000,000	15,000,000	15,000,000
Diluted	15,004,008	15,000,000	25,112,843	15,010,532	15,012,793	15,014,502	15,000,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 31, 2007, the Corporation entered into the Credit Agreement consisting of a $275 million term loan facility and a $150 million revolving credit facility. The Corporation borrowed $275 million under the term loan portion of the Credit Agreement and an additional $20 million under the revolving credit portion of the Credit Agreement on July 31, 2007 to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. As of September 30, 2007, borrowing under the Credit Agreement bore interest at a rate of 6.62% - 6.63% per annum based upon the three month adjusted LIBO rate. As of September 30, 2007, the Corporation’s variable rate debt consisted of $65.0 million of indebtedness incurred under the Credit Agreement and the fair value of the Corporation’s outstanding variable rate debt approximates its carrying value. We have a two-year interest rate swap agreement in place to mitigate the Corporation’s floating interest rate risk on $200 million of the outstanding $265 million loans under the Credit Agreement.

Based upon the amount of variable rate debt outstanding as of July 31, 2007, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $0.7 million on an annual basis. The estimated change to the Corporation’s interest expense is determined considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances and after giving effect to the terms of the interest rate swap agreement. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should consider carefully the risks described below, together with all of the other information, in evaluating our company and our common stock. If any of the risks described below actually occurs, it could have a material adverse effect on our business, financial results, financial condition and stock price.

Risk Factors Relating to the Pharmacy Transaction

We have no history operating as a stand-alone, publicly traded company on which you can evaluate our performance.

Before the Pharmacy Transaction, we operated as separate businesses of two different companies. We have no operating history as a combined business or as a stand-alone, publicly traded company. Accordingly, there can be no assurance that our business strategy and operations will be successful on a combined stand-alone basis. We may not be able to grow or integrate our business as planned and may not be profitable.

No historical financial statements showing our operation of the businesses of PharMerica LTC and KPS as a combined, stand-alone company exist upon which you can evaluate our prospects.

Since we have not operated the businesses of PharMerica LTC and KPS on a combined, stand-alone historical basis, we do not have any historical financial statements as an independent, stand-alone company upon which you can evaluate us. We are a newly organized company with no operating history.

The historical financial information may not be indicative of our future results as a stand-alone, publicly traded company.

The historical financial statements of KPS may not reflect what our financial position, results of operations and cash flows would have been had we been operated as a combined business and a stand-alone, publicly traded company during the periods prior to the Pharmacy Transaction or be indicative of what our results of operations, financial position and cash flows may be in the future. This is primarily a result of the following factors:

•	the historical financial statements do not reflect certain changes that occurred in our funding and operations as a result of the merger, including the new Credit Facility

•

our historical financial information reflects estimated allocations for services historically provided by our parent company, and we expect these allocations to be different from the costs we will incur for these services in the future;

•

our historical financial information does not reflect the debt or debt servicing cost we incurred in connection with the Pharmacy Transaction and our obligations to obtain certain goods and services from our parent companies after the transaction; and

•

the historical financial information does not reflect any increased costs associated with the Pharmacy Transition to, and status as, a stand-alone, publicly traded company, including changes that we expect will occur in the cost structure, personnel needs, financing and operations of the combined business as a result of the Pharmacy Transaction.

For these and other reasons, our future financial performance may be worse than the performance implied by the historical information we have presented.

The integration of our pharmacy businesses will be time consuming, may distract our management from our operations, and will be expensive, all of which could have a material adverse effect on our operating results.

If we are unsuccessful in integrating the institutional pharmacy operations of AmerisourceBergen and Kindred, or if the integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of these businesses would likely have a material adverse effect on our results of operations.

Some of the risks that may affect our ability to integrate or realize any anticipated benefits include those associated with:

•	conforming standards, processes, procedures and controls of the businesses;

•	difficulties in transferring processes and know-how;

•	difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from business concerns; and

•	adverse effects on employees and business relationships with customers and suppliers.

We will need to either contract for or internally develop a number of key services and functions that our parent companies have historically provided to us.

We have not previously performed the various corporate functions required of a publicly traded company. Our former parent companies performed many important corporate functions for each of the businesses before the Pharmacy Transaction, including finance, treasury, tax administration, risk management, accounting, internal audit, financial reporting, legal, regulatory, human resources, employee benefit administration, communications, information technology and business development services. After the Pharmacy Transaction, Kindred and AmerisourceBergen are providing a number of services to us under various agreements, such as accounting, treasury, human resources, risk management, tax, employee benefit administration and financial reporting services. In addition, Kindred will provide us with information services and support for approximately five years following the closing of the Pharmacy Transaction, and AmerisourceBergen will sell to us our pharmaceutical requirements and support the distribution of our direct purchases from manufacturers as well as provide other inventory and packaging services. When the agreements covering these services terminate, we will need to replace these services internally or through third parties. We believe the supplies and services obtained from AmerisourceBergen and Kindred will be provided at fair market value, which nonetheless may be higher than the costs borne by PharMerica LTC and KPS in the past and may not be the lowest price the Corporation could otherwise obtain for comparable supplies and services. Also, replacement services may be available only on terms that are less favorable to us or may not be available to us at all.

We will also need to replicate certain facilities, systems and infrastructure to which we will no longer have access as well as hire new employees to provide these services. There can be no assurance that we will be able to obtain these services or hire the necessary employees at similar cost-levels or at all. In addition, our management will have to spend considerable time in building an independent infrastructure for corporate, administrative and information technology functions. These initiatives will be costly to implement and the scope and complexity of these projects may be materially higher than we expect.

If we do not have adequate systems and business functions of our own or cannot obtain them from third party providers at an acceptable cost, we may not be able to operate our business effectively, or our internal controls could be impaired, either of which could have a material adverse effect on our profitability.

We may not realize the benefits we expect by combining the institutional pharmacy businesses of PharMerica LTC and Kindred Pharmacy Services and may experience increased costs after the Pharmacy Transaction which could decrease our overall profitability.

Before the Pharmacy Transaction, our business was part of two separate public companies. We may experience difficulties in integrating the two businesses into one company, and the Pharmacy Transaction may result in increased costs and inefficiencies in our business operations and management. Integration of our businesses may cost significantly more or take longer than we anticipate, which could decrease our profitability or otherwise impact our expected cost-savings. In addition, prior to the Pharmacy Transaction our businesses took advantage of the economies of scale of our former parent companies. As a separate, stand-alone, publicly traded company, we may be unable to obtain goods, services and technology at prices or on terms as favorable as those obtained prior to the Pharmacy Transaction, which could decrease our overall profitability. Furthermore, we may not be successful in transitioning from the services and systems provided by our former parent companies and we may incur substantially higher costs for implementation than currently anticipated. At such point in time as we begin to operate these functions independently, if we do not have in place our own adequate systems and business functions, or outsource them from other providers, we may not be able to operate our business effectively or at comparable costs and it may have a material adverse effect on our profitability. If we fail to realize the anticipated benefits of the Pharmacy Transaction, including, without limitation, the anticipated cost-savings resulting from operating synergies and growth opportunities from combining the businesses, it could have a material adverse effect on our profitability.

Restrictions on our operations and our obligations to indemnify in connection with the tax-free treatment of the Pharmacy Transaction could materially and adversely affect us.

Certain tax-related restrictions and indemnities set forth in the Tax Matters Agreement agreed to by AmerisourceBergen, Kindred and us in order to maintain the tax-free treatment of the Pharmacy Transaction limit our discretion in the operation of our business and could adversely affect us. Under these provisions, we:

•	have generally undertaken to maintain our current business as an active business for a period of two years following the completion of the mergers;

•

are generally restricted, for a period of two years following the mergers, from (i) reacquiring our stock, (ii) issuing stock to any person other than as compensation for services, (iii) making changes in our equity structure, (iv) liquidating, merging or consolidating certain of our subsidiaries, (v) transferring certain material assets except in the ordinary course of business, and (vi) entering into negotiations with respect to, or consenting to, certain acquisitions of our stock;

•

are generally restricted from taking any other action (including an action that would be inconsistent with the representations relied upon by AmerisourceBergen and Kindred described above) that could jeopardize the tax-free status of the spin-offs; and

•

have generally agreed to indemnify AmerisourceBergen and Kindred for taxes and related losses incurred as a result of the spin-offs failing to qualify as tax-free transactions provided such taxes and related losses are attributable to any act, failure to act or omission by us or our subsidiaries, including our failure to comply with applicable representations, undertakings and restrictions placed on our actions under the tax matters agreement.

These prohibitions could discourage, delay or prevent equity financings, acquisitions, investments, strategic alliances, mergers and other transactions possibly resulting in a material adverse effect on our business. In addition, any indemnity obligations to AmerisourceBergen or Kindred could have a material adverse effect on our financial position and liquidity.

We have substantial indebtedness, which restricts our ability to pay dividends and has a negative impact on our financing options and liquidity.

We are a substantially leveraged business; we have $265 million in indebtednesses outstanding under our new senior secured credit facility.

We entered into a new senior secured credit facility with certain financial institutions and borrowed $295 million under that facility to refinance the outstanding indebtedness that PharMerica LTC and KPS had previously incurred. The credit agreement governing our senior secured credit facility will permit us, subject to specified conditions, to incur a significant amount of additional indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. Our credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a debt to EBITDA ratio. The amount of this outstanding indebtedness could limit our ability to pay dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes. In addition, our financing costs will be higher than they were as part of our former parent companies. A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

Our ability to make payments on our existing and future debt and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is largely subject to general economic, financial, competitive, regulatory, legislative and other factors that are beyond our control. Cost containment and lower reimbursement levels relative to increases in cost by third party payors, including federal and state governments, could have a significant negative impact on our business and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in our operating expenses, such as product and labor costs.

As a result of these and other factors, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate or are unable to borrow sufficient amounts of cash on satisfactory terms to meet these needs, we may need to seek to refinance all or a portion of our indebtedness on or before maturity, sell assets, curtail discretionary capital expenditures or file for bankruptcy protection.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We will no longer be able to rely on our former parent companies for diversification of business risk or to provide capital resources.

Before the Pharmacy Transaction, we were operated as separate businesses of two different companies. Following the Pharmacy Transaction, we have less financial and other resources than our former parent companies. Our ability to satisfy our obligations and maintain profitability will be solely dependent upon our performance and we will not be able to rely upon the financial and other resources of our former parent companies.

We may be required to satisfy certain indemnification obligations to our former parent companies or may not be able to collect on indemnification rights from our former parent companies.

Under the terms of the master transaction agreement, AmerisourceBergen and Kindred will severally and not jointly indemnify us, and we will indemnify each of AmerisourceBergen and Kindred, for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the master transaction agreement. AmerisourceBergen and Kindred will severally and not jointly indemnify us for all damages, liabilities and expenses incurred by us relating to the entities, assets and liabilities retained by the applicable parent company, and we will indemnify AmerisourceBergen and Kindred for all damages, liabilities and expenses incurred by each of them relating to our entities, assets and liabilities. AmerisourceBergen and Kindred will severally and not jointly indemnify us against all damages, liabilities and expenses resulting from a breach of their respective representations and warranties in the master transaction agreement, provided that each parent company will only be liable to us for breaches of its representations and warranties to the extent our damages from such breaches exceed $30 million in the aggregate (and only to the extent that our damages exceed $30 million) and each parent company will generally not be liable for damages in excess of $155 million. The representations and warranties in the master transaction agreement will survive the effective time for a period of 15 months.

In addition, AmerisourceBergen and Kindred will severally and not jointly indemnify us, and we will indemnify each of Kindred and AmerisourceBergen, for all damages, liabilities and expenses resulting from a breach by the applicable party of any of the representations, warranties or covenants contained in the tax matters agreement. We will also indemnify each of AmerisourceBergen and Kindred for all damages, liabilities and expenses arising out of any tax imposed with respect to the applicable spin-off if such tax is attributable to any act, any failure to act or any omission by us or any of our subsidiaries. AmerisourceBergen and Kindred will severally and not jointly indemnify us for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on us or our subsidiaries because PharMerica LTC or KPS was part of the consolidated return of the applicable parent company, and we will indemnify each of AmerisourceBergen and Kindred for all damages, liabilities and expenses relating to post-closing taxes of us or our subsidiaries.

The indemnification obligations described above could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we will be liable or for which we will seek payment from our former parent companies. Our ability to satisfy these indemnities will depend upon our future financial performance. Similarly, the ability of our former parent companies to satisfy any such obligations to us will depend on their respective future financial performance. We cannot assure you that we will have the ability to satisfy any substantial obligations to our former parent companies or that our former parent companies will have the ability to satisfy any substantial indemnity obligations to us.

Certain members of our board of directors are officers and/or directors of our former parent companies.

Three of our directors continue to serve in their capacities as officers and directors of our former parent companies. Paul J. Diaz continues to serve as President, Chief Executive Officer and a member of the board of directors of Kindred. Edward L. Kuntz continues to serve as Executive Chairman of the board of directors of Kindred. David Yost continues to serve as Chief Executive Officer and a member of the board of directors of AmerisourceBergen. The service of Mr. Diaz, Mr. Kuntz and Mr. Yost on our board of directors and their continued service as officers and directors of our respective former parent companies, could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for either of our former parent companies and us.

Risk Factors Relating to Our Business

Intense competition may erode our profit margins.

The distribution of pharmaceuticals to healthcare facilities is highly competitive. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, which provide services comparable to those offered by our pharmacies and which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. On a nationwide basis, Omnicare,Inc. is our largest competitor We also compete against regional and local pharmacies that specialize in long-term care. Many of our competitors have equal or greater resources and access to capital than the Corporation. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants. Consolidation within the institutional pharmacy industry may also lead to increased competition. Competitive pricing pressures may adversely affect our future operating revenue and profitability.

We compete based on innovation and service as well as prices. To attract new clients and retain existing clients, we must continually meet service expectations of our clients and customers. We cannot be sure that we will continue to remain competitive with the service to our clients at our current levels of profitability.

Our operating revenue and profitability may suffer upon the loss of a significant customer.

The loss of any significant customer could adversely affect future operating revenue and profitability. We derived approximately 10% of our pro forma revenues as PharMerica Corporation for the year ended December 31, 2006 from our pharmacy services agreement with Ceres Strategies, Inc. to provide Beverly Enterprises, Inc. and Golden Gate National Senior Care LLC with institutional pharmacy services for the skilled nursing and long-term care facilities operated by subsidiaries of those companies. This agreement has a term of 39 months, which expires March 2009. Ceres Strategies, Inc., which we refer to as Ceres, is the affiliated healthcare procurement company for Beverly Enterprises, Inc., Golden Gate National Senior Care LLC and their subsidiaries. None of AmerisourceBergen, PharMerica LTC, Kindred or KPS is affiliated with either Beverly Enterprises, Inc. or Golden Gate National Senior Care LLC. We derived approximately 13% of our pro forma revenues for the year ended December 31, 2006 from our pharmacy services relationship with Kindred, which includes revenue generated from all payor sources for residents in these facilities.

If we were to lose all or a substantial portion of our customer relationship with either Ceres or Kindred or if we were only able to continue these relationships on less favorable terms this would have a material adverse affect on our operating revenue and results of operations. If Kindred receives a proposal from a third party offering to provide the services currently provided by us to all Kindred facilities within one or more states at a more competitive price, Kindred may accept the alternative proposal and terminate its contracts at the applicable facilities if we chose not to match the terms of the alternative proposal. In addition, either party may terminate the master pharmacy provider agreement for cause, a facility may terminate an individual contract upon a change in control of such facility or the occurrence of certain other events and Kindred may terminate the master pharmacy provider agreement if 20 or more individual contracts governed by the agreement are terminated by Kindred for cause.

Furthermore, many of our customer contracts, as is typical in the industry, have a relatively short duration and/or can be terminated by either party for any reason upon 30 to 60 days written notice. As a result, a significant portion of our operating revenues may decrease in a relatively short period. In addition, some of our customers may seek to in source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, or be required to pay substantial damages or make significant changes to our operations.

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our institutional pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Legal and regulatory changes reducing reimbursement rates for pharmaceuticals and/or medical treatments or services may reduce our profitability.

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates. The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our customers, the number of drugs administered to patients and the rates of reimbursement among payors. Changes in the number of drugs administered to patients, as well as payor mix among private pay, Medicare and Medicaid, in our customers’ facilities will significantly affect our profitability.

Medicare Part D

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. Effective January 1, 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans, or PDPs, offered and administered by private entities and became eligible for coverage of outpatient prescription drugs. At this time, we cannot assess the overall impact of Medicare Part D on our institutional pharmacy business. The impact of these regulations depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our customers. The Medicare Part D program may reduce revenue and impose additional costs to the industry. The transition to Medicare Part D may continue to result in reimbursement delays and increased administrative costs as we attempt to properly bill and collect payments from various Part D Plans. In addition, we cannot assure you that Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

Risks Related to Manufacturer Rebates

Our pharmacies receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. The Centers for Medicare & Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS, has questioned whether long-term care pharmacies should be permitted to receive discounts, rebates and other price concessions from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. In recent guidance issued to Plan Sponsors effective for 2007, CMS instructed Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates or other remuneration that such pharmacies receive from drug manufacturers and has issued guidelines regarding the information required. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. It is possible that these disclosure requirements and others imposed by CMS could have an adverse effect on our business and results of operations. Our business could be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that we receive from pharmaceutical manufacturers.

New Rules Promulgated under the Deficit Reduction Act of 2005

In addition, effective October 1, 2007, new rules promulgated under the Deficit Reduction Act of 2005, or DRA, change the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price, or AMP. On December 22, 2006, CMS issued a proposed rule to establish a new calculation for AMP. CMS is required to issue final regulations on AMP calculation methodology by July 1, 2007. We expect the use of an AMP benchmark to result in a reduction in the Medicaid reimbursement rates for certain generic pharmaceuticals. Moreover, on February 5, 2007, President Bush issued the proposed federal fiscal year 2008 budget which would, among other things, further reduce the federal upper limit reimbursement for multiple source drugs to 150 percent of the AMP of the lowest priced drug in the group, and allow states to use private sector formulary management techniques to leverage greater discounts through negotiations with drug manufacturers. There can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

The settlement by First DataBank, Inc. on pricing benchmark may reduce reimbursement to us.

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. The proposed settlement is subject to several contingencies and has not yet received final approval by the court. We continue to evaluate the potential impact that the settlement could have on our business. If the settlement is finalized, it could have an adverse impact on our business and results of operations.

If we or our customers fail to comply with Medicare and Medicaid regulations, we may be subjected to penalties or loss of eligibility to participate in these programs.

The Medicare and Medicaid programs are highly regulated. These programs are also subject to frequent and substantial changes. If we or our customers’ facilities fail to comply with applicable reimbursement laws and regulations, whether purposely or inadvertently, our reimbursement under these programs could be curtailed or reduced and our eligibility to continue to participate in these programs could be adversely affected. Federal or state governments may also impose other penalties on us for failure to comply with the applicable reimbursement regulations. Failure by our customers to comply with these or future laws and regulations could result in our inability to provide pharmacy services to these customers and their residents. We do not believe that we have taken any actions that could subject us to material penalties under these rules and regulations.

Among these laws is the federal anti-kickback statute. This statute prohibits anyone from knowingly and willfully soliciting, receiving, offering or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal healthcare program. Courts have interpreted this statute broadly. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. This law impacts the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. Those referral sources would include hospitals and other facilities owned by Kindred. The Office of Inspector General at HHS, or OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse or waste. The OIG carries out this responsibility through a nationwide program of audits, investigations and inspections. The OIG has promulgated safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure you that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute.

The anti-kickback statute and similar state laws and regulations are expansive. We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. If we fail to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

Continuing government and private efforts to contain healthcare costs may reduce our future revenue.

We could be adversely affected by the continuing efforts of government and private payors to contain healthcare costs. To reduce healthcare costs, payors seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. For example, President Bush’s proposed federal fiscal year 2008 budget includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal 2008 and $75.8 billion over five years. Among other things, the budget would provide no update to Medicare payment rates for skilled nursing facilities in 2008 and a negative 0.65 percent adjustment to the rates annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit inappropriate incentives for five conditions commonly treated in both skilled nursing facilities and inpatient rehabilitation facilities. In addition, the budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26 billion over five years. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payor mix and growth in operating expenses in excess of increases, if any, in payments by third party payors.

Healthcare reform could adversely affect the liquidity of our customers which would have an adverse effect on their ability to make timely payments to us for our products and services.

Healthcare reform and legislation may have an adverse effect on our business through decreasing funds available to our customers. Limitations or restrictions on Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. This inability could have a material adverse effect on our financial position, results of operations and liquidity.

The changing U.S. healthcare industry and increasing enforcement environment may negatively impact our business.

        Our products and services are part of the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare funding affecting our healthcare provider customer base and consolidation of competitors, suppliers and customers.

        In January 2005, CMS issued final regulations on Medicare Part D which became effective on January 1, 2006. Most of the nursing center residents that we serve whose drug costs were previously covered by state Medicaid programs are dual eligible who qualify for the new Medicare drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare providers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. If we are unable to adjust to changes in the healthcare environment, it could have a material adverse effect on our financial position, results of operations and liquidity.

Further, both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. The OIG and the U.S. Department of Justice have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. In addition, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states have adopted similar state whistleblower and false claims provisions. We do not believe that we have taken any actions that could subject us to material penalties under these provisions.

Further consolidation of managed care organizations and other third-party payors may adversely affect our profits.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our business could be materially and adversely affected.

Possible changes in or our failure to satisfy our manufacturers’ rebate programs could adversely affect our results of operations.

We currently earn rebates from certain manufacturers of pharmaceutical products for meeting tiered market share and purchase volumes. On a pro forma basis for the year ended December 31, 2006, we earned rebates of approximately $46 million. There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates or that we will continue to satisfy the tiered market share and purchase volumes. The termination of such programs or our failure to satisfy the tiered market share and volumes may have an adverse affect on our cost of goods sold and our financial position, results of operations and liquidity.

If we or our customers fail to comply with licensure requirements, laws and regulations in respect of healthcare fraud or other applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

Our pharmacies must be licensed by the state board of pharmacy in the state in which they operate. Many states also regulate out-of-state pharmacies that are delivering prescription products to patients or residents in their states. The failure to obtain or renew any required regulatory approvals or licenses could adversely impact the operation of our business. In addition, the healthcare facilities we service are also subject to extensive federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these healthcare facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents and could have a material adverse effect on our financial position, results of operations and liquidity.

While we believe that we are in substantial compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, and rebates paid by pharmaceutical manufacturers are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. These changes may be material and may require the expenditure of material funds to implement. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments and fines. If we or our customers fail to comply with the extensive applicable laws and regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations regardless of whether we have actually been involved in any violations or wrong-doing.

Federal and state medical privacy regulations may increase the costs of operations and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, to enhance the privacy and security of personal health information and to simplify healthcare administrative processes. The law requires the adoption of standards for the exchange of electronic health information. Based upon current information, we believe we will be able to fully comply with HIPAA requirements, but at this time, we cannot estimate the cost of compliance or if implementation of the HIPAA standards will result in an adverse effect on our operations or profitability or that of our customers. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on our business.

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We have made, as part of our parent companies, and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses in new geographic markets. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, investments or strategic alliances, not all of which, if any, will be consummated. Our growth plans rely, in part, on the successful completion of future acquisitions. If we are unsuccessful, our business would suffer.

We intend to make public disclosure of pending and completed acquisitions when appropriate or required by applicable securities laws and regulations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks and uncertainties, including, without limitation:

•	difficulties integrating acquired operations, personnel and information systems, or in realizing projected efficiencies and cost savings,

•	diversion of management’s time from existing operations,

•	potential loss of key employees or customers of acquired companies,

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws,

•	increases in our indebtedness and a limitation on our ability to access additional capital when needed, and

•	failure to operate acquired facilities profitably or to achieve improvements in their financial performance.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions, including stipulated monetary penalties and exclusion from the federal healthcare programs.

We are subject to the terms of a Corporate Integrity Agreement, or CIA, entered into between the OIG and PharMerica LTC on March 29, 2005. In June 2004, the OIG commenced an administrative action against PharMerica LTC, including its subsidiary PharMerica Drug Systems, Inc., or PDSI. The OIG alleged that PDSI’s December 1997 acquisition of Hollins Manor I, LLC, or Hollins, from HCMF Corporation, or HCMF, violated the anti-kickback provisions of the Social Security Act. The Hollins’ acquisition predated the acquisition of PharMerica LTC in 1999 by AmerisourceBergen’s predecessor. Hollins was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. As part of the settlement, in which PharMerica LTC and PDSI expressly denied wrongdoing, PharMerica LTC paid $5.8 million to the HHS and entered into a five-year CIA. In turn, the OIG provided PharMerica LTC and its subsidiaries with a full release for the conduct covered by the administrative action, including an agreement not to pursue their exclusion from participation in Medicare, Medicaid or other federal healthcare programs. Under the CIA, PharMerica LTC agreed to continue its, and the Corporation as of the closing of the Pharmacy Transaction has agreed to a maintain comprehensive compliance program, which includes a corporate compliance officer, a corporate compliance committee, a Code of Ethics and Business Conduct, written policies and procedures, educational and training initiatives, review and disciplinary procedures, a confidential disclosure program, an ineligible persons screening program and internal audit and review procedures, all designed to promote compliance with applicable laws, including federal healthcare program requirements, and the promotion of ethical business practices. PharMerica LTC is also subject to extensive reporting requirements under the CIA, including annual reports describing PharMerica LTC’s compliance activities, notices of any government investigations or legal proceedings, overpayments received from federal healthcare programs and changes in pharmacy locations and new business units. The term of the CIA is five years and it ends on March 29, 2010. PharMerica LTC is required to comply fully and timely with all of the CIA requirements. Failure to do so may lead to the imposition of stipulated penalties, including substantial monetary penalties and exclusion from participation in federal healthcare programs, including Medicare and Medicaid. Any such penalties could have a material adverse effect on our financial position, results of operations and liquidity.

If we fail to establish and maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 that assesses the effectiveness of our internal control over financial reporting. We also will be required to obtain an attestation report of our independent registered public accounting firm on our management’s assessment of, and operating effectiveness of, our internal controls over financial reporting. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the annual effectiveness of our internal controls over financial reporting. While we believe we will have adequate internal controls over financial reporting and will meet our obligations, there can be no assurance that we will be able to complete the work necessary for our management to issue our report in a timely manner or that management or our independent registered public accounting firm will conclude that our internal controls over financial reporting are effective. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the market price of our common stock could be adversely affected if we or our independent registered public accounting firm were not able to conclude that our internal controls over financial reporting are effective.

Risks generally associated with our sophisticated information systems may adversely affect our operating results.

We rely on sophisticated information systems in our business to obtain, rapidly process, analyze, and manage data to facilitate the dispensing of prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver those medications to patients and long-term care residents on a timely basis; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted or damaged or if they fail for any extended period of time.

We purchase a significant portion of our pharmaceutical products from one supplier.

We are required to purchase 95% of our pharmaceutical products from AmerisourceBergen, one of our former parent companies, pursuant to the prime vendor agreement. If the prime vendor agreement were terminated or AmerisourceBergen failed to deliver products in accordance with the prime vendor agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial position, results of operations and liquidity.

We primarily obtain our information services from one provider.

We obtain substantially all of our information services from Kindred, one of our former parent companies, pursuant to the information services agreement. If the information services agreement were terminated or Kindred failed to deliver services in accordance with the information services agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary information services and support at similar cost or at all. This could result in our failure to satisfy our customers’ requirements or comply with certain of our financial or regulatory reporting requirements, which could have a material adverse effect on our financial position, results of operations and liquidity.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of brand-name and generic drugs from our institutional pharmacies. These volumes are the basis for our net revenues and profitability. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

We could be required to record a material non-cash charge to income if our recorded intangible assets are impaired, or if we shorten intangible asset useful lives.

We have over $237.5 million of recorded intangible assets, net, on our condensed consolidated balance sheet as of September 30, 2007. Our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition of PharMerica LTC. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients or biopharmaceutical manufacturer contracts. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our statement of income in the amount the carrying value of these assets exceeds the discounted expected future cash flows. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income. An intangible asset impairment charge, or a reduction of amortization lives, could have an adverse effect on our results of operations.

Failure of key third parties to provide reliable products or services, such as our information services, in a timely manner could cause delays in the delivery of our services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

We are dependent on third parties, such as Kindred, which will provide substantially all of our information system services. Kindred is not in the business of providing comprehensive information technology outsourcing services to third parties and does not have any prior experience providing comprehensive outsourcing information technology services for any third party. If Kindred or other third parties upon whom we are dependent fail to devote sufficient time and resources to us or if their performance is substandard, our business may be harmed. Any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the reliability or operation of our business, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted.

We are highly dependent on our senior management team and our pharmacy professionals.

We are highly dependent upon the members of our senior management and our pharmacists and other pharmacy professionals. Our business is managed by a small number of senior management personnel. If we were unable to retain these persons, we might be materially adversely affected due to the limited pool of senior management personnel with significant experience in our industry. Accordingly, we believe we could experience significant difficulty in replacing key management personnel. We expect that any employment contracts we enter into with our key management personnel will be subject to termination without cause by either party. Moreover, although the majority of the members of our senior management team have significant experience in the pharmaceutical industry, they are all new employees and will need time to fully assess and understand our business and operations. We can offer no assurance how long these members of senior management will choose to remain with us.

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is intense. The loss of pharmacy personnel or the inability to attract or retain sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals, our inability to do so in the future could have a material adverse effect on our financial position, results of operations and liquidity.

We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of September 30, 2007, we had outstanding debt of $265.0 million, 25% or $65.0 million of which was subject to variable rates of interest. We entered into an interest rate swap agreement effective July 31, 2007 with a maturity date of July 31, 2009, to manage our exposure to these fluctuations. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 100% to 25% as of September 30, 2007. The interest rate swap converts a portion of our indebtedness to a fixed rate with a decreasing notional amount starting at $200.0 million at an annual fixed rate of 5.123%, plus applicable margin of 1.5%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Our credit risk related to this agreement is considered low because the swap agreement is with a creditworthy financial institution. See Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.

Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our results of operations or financial condition.

Risk Factors Relating to Ownership of Our Common Stock

Because there has not been any public market for our common stock, the market price and trading volume of our common stock may be volatile and you may not be able to sell your shares at or above the initial market price of our stock following the Pharmacy Transaction.

Prior to the Pharmacy Transaction, there has been no trading market for our common stock. We cannot predict the extent to which investors’ interest will lead to a liquid trading market or whether the market price of our common stock will be volatile. The market price of our common stock could fluctuate significantly for many reasons, including, without limitation:

•	as a result of the risk factors listed in this document;

•	if our business does not fit the investment objectives of the stockholders of our former parent companies, causing them to sell our shares after the transaction;

•	actual or anticipated fluctuations in our operating results;

•

for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance;

•	regulatory changes that could impact our business; and

•	general economic and industry conditions.

In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law as well as certain provisions of agreements entered into in connection with the Pharmacy Transaction could delay or prevent a change of control that you may favor.

Our certificate of incorporation and bylaws and provisions of Delaware law

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our certificate of incorporation and bylaws, among other things:

•	prohibit stockholder action except at an annual or special meeting. Specifically, this means our stockholders will be unable to act by written consent;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders. Advance notice of such proposals or nominations will be required;

•	regulate how special meetings of stockholders may be called. Our stockholders will not have the right to call special meetings;

•

authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. Under this authority, our board of directors could adopt a rights plan which could ensure continuity of management by rendering it more difficult for a potential acquire or to obtain control of us; and

•

require an affirmative vote of the holders of three-quarters or more of the combined voting power of our common stock entitled to vote in the election of our directors in order for the stockholders to amend our bylaws.

In addition, because we have not chosen to be exempt from Section 203 of the DGCL, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

Agreements entered into in connection with the PharmacyTransaction

An acquisition of our stock or further issuance of our stock could cause AmerisourceBergen or Kindred to recognize a taxable gain on the spin-off of PharMerica LTC or KPS, respectively. Under the tax matters agreement we would be required to indemnify our former parent companies for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Several of the agreements that we will enter into with our former parent companies at closing will require us to obtain the consent of one or both of our former parent companies prior to assigning our rights and obligations under such agreements. In addition some of the agreements that we will enter at closing, including certain transition services agreements, may be modified upon a change of control of our company. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.

Our ability to pay dividends is limited by our financial results and our debt instruments and we do not anticipate paying any distributions in the foreseeable future.

We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay dividends or other cash distributions on our common stock in the foreseeable future. See “Dividend Policy. We entered into a senior secured credit facility providing for both term and revolving credit borrowings. The new senior secured credit facility contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios. The new senior secured credit facility limits our ability to declare and pay dividends or other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board of directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board of directors may deem relevant.

Information on risk factors is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and under the caption “Risk Factors” in the Corporation’s Registration Statement on Form S-4/S-1 (File No. 333-142940) declared effective by the Commission on July 17, 2007.

Item 6.	Exhibits

Exhibit o.	Description
3.1	Certificate of Incorporation of the registrant, as amended (1)
3.2	Amended and Restated By-Laws of the registrant (1)
4.1	Specimen common stock certificate of the registrant (2)
10.1	Transition Services Agreement – Kindred Healthcare, Inc.
10.2	Transition Services Agreement – AmerisourceBergen Corp.
10.4#	Prime Vendor Agreement
10.12	Employment Agreement dated July 11, 2007 between Michael Culotta and PharMerica Corporation (3)
10.13	Employment Agreement dated July 11, 2007 between Mark McCullough and PharMerica Corporation (3)
10.14	Employment Agreement dated July 11, 2007 between Richard Toole and PharMerica Corporation (3)
10.15	Employment Agreement dated July 11, 2007 between Anthony Hernandez and PharMerica Corporation (3)
10.16	Form CEO Restricted Share Award Agreement (4)
10.17	Form CEO Stock Option Award Agreement (4)
10.18	Form Founder’s Grant Agreement (4)
10.19	Form McKay Founder’s Grant Award Agreement (4)
10.20	Form Non-Qualified Stock Option Award Agreement (4)
10.21	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (1)
10.22	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (1)
10.23	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (1)
10.24	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (1)
10.25	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (1)
10.26	Form Performance Share Award Agreement (1)
10.27	Form Long-Term Cash Award Agreement (1)
10.28	Form Director Restricted Share Award Agreement (1)
10.29	Form Director Non-Qualified Stock Option Award Agreement (1)
10.30	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (1)
10.31	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (1)
10.32	Form of Substitution NQSO Agreement for Kindred Grants (1)
10.33	Form of Substitution ISO Agreement for Kindred Grants (1)
10.34	Form of Transferring Employee (Kindred) Restricted Share Award Agreement (1)
10.35	IT Services Agreement
10.36	Trademark License Agreement
10.37	Separation of Employment Agreement and General Release dated September 21, 2007
10.38	Summary of 2007 Short Term Incentive Program
10.39	Summary of Director Compensation Program
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(2)

Filed with Amendment No. 2 to the Company’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)

Filed with Amendment No. 3 to the Company’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: November 8, 2007	/s/ Gregory S. Weishar
Gregory S. Weishar

Chief Executive Officer and Director

Date: November 8, 2007	/s/ Michael J. Culotta
Michael J. Culotta

Executive Vice President and Chief Financial Officer

Date: November 8, 2007	/s/ Berard E. Tomassetti
Berard E. Tomassetti

Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Transition Services Agreement – Kindred Healthcare, Inc.
10.2	Transition Services Agreement – AmerisourceBergen Corp.
10.4#	Prime Vendor Agreement
10.35	IT Services Agreement
10.36	Trademark License Agreement
10.37	Separation of Employment Agreement and General Release dated September 21, 2007
10.38	Summary of 2007 Short Term Incentive Program
10.39	Summary of Director Compensation Program
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.