Form 10-K
period 2007-12-31
PharMerica CORP
filed 2008-02-19
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33380

PHARMERICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0792558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Campus Place Louisville, KY	40299
(Address of principal executive offices)	(Zip Code)

(502) 627-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates cannot be calculated because the registrant’s common equity was not publicly traded as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

Class of Common Stock	Outstanding at February 15, 2008
Common stock, $0.01 par value	30,357,209 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from registrant’s definitive proxy statement for the 2008 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.

PHARMERICA CORPORATION

FORM 10-K

PART I

Item 1.	Business

PharMerica Corporation (“the Corporation”), formerly known as Safari Holding Corporation, was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred” or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The shares of common stock of the Corporation were registered with the Securities and Exchange Commission (the “Commission”) on Form S-4/S-1, which was declared effective by the Commission on July 17, 2007 (the “Form S-4/S-1”).

On August 1, 2007, the common stock of the Corporation began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125.0 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its stockholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its stockholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the stockholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying financial statements include certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the business was operated as separate businesses within two different public companies, Kindred and AmerisourceBergen.

Reporting Entity

The financial statements included in this report on Form 10-K as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007, 2006 and 2005 reflect the financial position, results of operations and liquidity of the Corporation, which during the 2005 and 2006 periods covered by this report and the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in SFAS No. 141, Business Combinations. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. The results of the Pharmacy Transaction are included in the results of operations of the Corporation beginning August 1, 2007. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the Corporation at December 31, 2007 and historically of KPS on a stand-alone basis for all periods prior to August 1, 2007. The financial condition, results of operations and liquidity of the Corporation as of December 31, 2007, 2006 and 2005 may not be indicative of the Corporation’s future performance or reflect what the Corporation’s financial conditions, results of operations and liquidity would have been had the Pharmacy Transaction been consummated as of January 1 of each respective year or had the Corporation operated as a separate, stand-alone entity during the periods presented.

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 115 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery and/or consultation with the facility’s staff or the resident’s attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing and delivery systems, typically in 30-day supplies. Unit dosed medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents.

Our computerized dispensing and delivery systems are designed to improve efficiency and control over distribution of medications to patients and residents. We provide computerized physician orders and medication administration records for each patient or resident on a monthly basis as requested. Data from these records are formulated into monthly management reports on patient or resident care and quality assurance. This system improves efficiencies and nursing time, reduces drug waste and lowers adverse drug reactions.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services. We provide consultant pharmacist services, which help our customers comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

•

Monthly reviews of each resident’s drug regimen to assess the appropriateness and efficacy of drug therapies, including the review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results and recommending alternative therapies;

•	Participation on quality assurance and other committees of our customers, as required or requested by such customers;

•	Monitoring and reporting on facility-wide drug utilization;

•	Development and maintenance of pharmaceutical policy and procedure manuals; and

•	Assistance with federal and state regulatory compliance pertaining to resident care.

These services, while costly, may be replicated by local providers. The cost to replicate these services on a scale performed by the Corporation would be material to any potential market entrant.

Ancillary Services

The Corporation provides the following ancillary products and services to its customers:

Infusion Therapy Products and Services. With cost containment pressures in healthcare, skilled nursing facilities are increasingly called upon to treat patients requiring a high degree of medical care and who would otherwise be treated in the more costly hospital environment. We provide intravenous (“IV”) (or infusion therapy) products and services for these client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

We prepare the product to be administered using proper equipment in an aseptic environment and then deliver the product to the nursing home for administration by the nursing staff. Proper administration of IV drug therapy requires a highly trained nursing staff. Upon request, our nurse consultants provide an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV therapy program.

Pharmacy Management Services

We also provide pharmacy management services to hospitals. Our predominant customer is Kindred. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy/disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution.

Additional business segment information is set forth in Part II, Item 8 “Financial Statements and Supplementary Data” and Note 12—“Business Segment Data” to the Consolidated Financial Statements of this annual report on Form 10-K.

Our Strategy. Our goal is to become the premier provider of institutional pharmacy services in the United States. Our strategies for achieving this goal include:

Maintaining Focus on Customer Satisfaction. We will focus on consistently providing quality pharmaceutical services to our customers at competitive prices and delivery of prescriptions in a timely and effective manner. Our business will seek to implement innovative and cost-effective solutions to improve the provision of medication to our customers and the residents and patients that they serve.

Improving Operating Efficiency. We will continually seek to improve operating efficiencies and control costs. We maintain management information systems that are expected to allow us to improve service standards, achieve or exceed regulatory compliance and navigate the rapidly changing billing complexities of federal, state and private payor programs. We will strive to lower pharmaceutical costs by negotiating favorable purchasing arrangements through group purchasing organizations or directly with certain pharmaceutical manufacturers. We will continue to focus on the opportunities presented by the appropriate use of generic pharmaceuticals. Our combined businesses should enable us to pursue synergy opportunities by consolidating pharmacy locations and reducing costs related to processing pharmaceuticals for distribution. We will also seek to improve operating efficiency by enhancing the features of our computerized dispensing and billing systems to meet our customers’ needs.

Growing the Business. We will continue to grow through expansion in our existing markets and by servicing new customers. We intend to grow organically by leveraging the competitive advantages we expect to realize as a result of the Pharmacy Transaction. We believe our industry has underlying market growth potential attributable to both an increase in drug utilization as well as the general aging population of the United States. We believe the Pharmacy Transaction improves our market competitiveness by giving us more operating scale and increased organizational breadth and depth. We will seek to increase our market share, in part, by capturing business currently conducted by our competitors and capitalizing on our improved market position.

We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 40 states. We believe there are significant growth opportunities in several other markets. There are numerous businesses in our market, mostly small or regional companies that lack the scale that we believe will be necessary to compete in a market that is national in scope. We intend to actively seek opportunities to acquire these companies.

Expand Our Hospital Pharmacy Management Services. We provide pharmacy management services to substantially all of Kindred’s hospitals. We intend to use our pharmacy expertise to seek opportunities to expand our hospital pharmacy management services with additional customers.

Promoting Our Shared Values. We will continue to benefit from the shared values of PharMerica LTC and KPS of focusing on the needs of our customers, patients and employees. We will seek to lead, shape and define the business of providing pharmacy services and products to the institutional marketplace.

Sales and Marketing

We sell our products and services through a national sales force composed of approximately 35 full time employees as of December 31, 2007. Our sales force is organized along geographic lines divided into 4 regions to maximize coverage, manage costs, and to assure that the needs of our customers are effectively and efficiently met. Our sales representatives specialize in the products and services we offer and the markets in which we operate. Their knowledge permits us to meet the unique needs of our customers while maintaining profitable relationships.

Customers

Institutional Care Settings. Our customers are typically institutional healthcare providers, such as, skilled nursing facilities, nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. We are generally the primary source of supply of pharmaceuticals for our customers.

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions.

At December 31, 2007, we had contracts to provide pharmacy services to 337,043 licensed beds for patients in healthcare facilities in 40 states. We also have significant customer concentrations with facilities operated by Ceres Strategies, Inc. or Ceres and Kindred. If the Pharmacy Transaction had occurred at January 1, 2007, Ceres would have represented approximately 9.3% and Kindred would have represented approximately 12.9% of the Corporation’s revenues for the year ended December 31, 2007.

Hospital Pharmacy Services. At December 31, 2007, the Corporation had provided hospital management services to Kindred and other customers for Hospital Pharmacy Services at 86 locations. For the year ended December 31, 2007, revenues under these contracts constituted approximately 4.5% of our total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in ABDC’s generic formulary purchase program for a period of five years. The Corporation also agreed to a minimum purchase volume equal to $1 billion in the first year of the Prime Vendor Agreement. If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice.

We also obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers. We are a member of industry buying groups, which contract with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are generally unavailable, numerous sources of supply are available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

We seek to maintain on-site inventories of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC, our primary wholesale distributor, maintains local warehousing facilities in most major geographic markets in which we operate.

Brand versus Generic

In 2007, generic drugs increased approximately 30% to a new industry high of 682 drugs. With today’s generic drugs accounting for nearly 63% of the volume of all U.S. prescriptions dispensed, an anticipated expansion of new generics in 2008 will play an increased role in the way the Corporation positions itself in 2008. As we move into 2008 and beyond, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations. It’s also estimated that drugs worth approximately $60.0 – $70.0 billion will lose their patent protection in the next few years. From 2007 to 2010, roughly 110 drugs have lost or will lose their patent protection, including some well-known products such as Fosamax© (Alendronate Sodium) and Risperdal© (Risperidone). Those two drugs represent approximately 5% of the Corporation’s average monthly drug acquisition costs for the fourth quarter of 2007. Fosamax© became available as a generic in February 2008, while Risperdal© is expected to become available as a generic in June 2008. With the current generic release schedule of branded drugs losing their patent protection, there will be an increase in the demand from branded drugs to generic drugs in 2008.

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic would decrease our revenue but at the same time improve our gross margin from sales of these classes of drugs. In addition, if we can successfully negotiate to lower our acquisition cost on a broad range of generics, management believes it can improve the Corporation’s overall gross margin during fiscal 2008.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share and/or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates recorded by the Corporation were $31.7 million, $13.9 million and $9.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

For more information regarding rebates, see “Overview of Reimbursement.”

Information Technology

Computerized medical records and documentation are an integral part of our distribution system. We utilize a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing and payment processing. These systems provide medical records, consulting drug review, electronic medication management and regulatory compliance information to help ensure patient safety. These systems also support eligibility verification and electronic billing capabilities for the Corporation’s pharmacies. They also provide order taking, shipment and collection of service fees for medications and specialty services as well as billing and reimbursement for other services rendered.

Based upon our electronic records, we are able to provide reports to our customers and management on patient care and quality assurance. These reports help to improve efficiency in patient care, reduce drug waste and lower adverse drug reactions. We expect to continue to invest in technologies that help improve data integrity, critical information access and system availability.

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to the IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation supports internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that are provided at cost, KHOI provides such services to the Corporation at its cost plus 10%, which are the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by AmerisourceBergen upon a payment default.

Sources of Pharmacy Revenues

We receive payment for our services from third party payors, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare provider customers, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients and the rates of reimbursement among payors. Changes in our customers’ census and the case mix of the patients as well as the payor mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

In December 2003, Congress enacted Medicare Part D which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit which is administered by commercial market insurers contracted with CMS. Under Medicare Part D, dual eligibles now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Since January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Medicare Part D. Accordingly; Medicaid is no longer a primary payor for the pharmacy services provided to these residents. See “Overview of Reimbursement.”

A summary of our revenues by payor type follows (dollars in millions):

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Medicare Part D	$550.2	45.2%	$252.0	38.6%	$—	—%
Institutional healthcare providers	369.3	30.3	241.6	37.1	209.3	40.1
Medicaid	108.8	8.9	56.4	8.6	237.1	45.4
Private and other	77.7	6.4	23.3	3.6	22.8	4.4
Hospital management fees	54.8	4.5	50.4	7.7	46.4	8.9
Insured	46.8	3.8	20.8	3.2	—	—
Medicare	10.2	0.9	8.1	1.2	6.6	1.2

	$1,217.8	100%	$652.6	100%	$522.2	100%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities also are entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one large competitor.

We believe that the competitive factors most important to our business are pricing, quality and the range of services offered, clinical expertise, ease of doing business with the provider and the ability to develop and maintain relationships with customers. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants.

Patents, Trademarks and Licenses

We use a number of trademarks and service marks. All of the principal trademarks and service marks used in the course of our business have been registered in the United States or are the subject of pending applications for registration.

We acquired from our former parent companies various proprietary products, processes, software and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers. We generally seek to protect such intellectual property through a combination of trade secret, patent and copyright laws and through confidentiality and other contractually imposed protections.

We have patent applications pending that relate to certain of our products, particularly our automated pharmacy dispensing equipment and our medication and supply dispensing equipment. We will seek patent protection for our proprietary intellectual property from time to time as appropriate.

Although we believe that our patents or other proprietary products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Seasonality

Our largest customers in our institutional pharmacy segment are skilled nursing facilities. Both prescription and non-prescription drug sales at skilled nursing facilities are affected by the timing and severity of the cold/flu season.

Working Capital

For information about the Corporation’s practices relating to working capital items, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Corporate Integrity Agreement

On March 29, 2005, PharMerica LTC and the Office of Inspector General within the Department of Health and Human Services (“OIG”) entered into the Corporate Integrity Agreement (“CIA”) to promote compliance with the requirements of the federal healthcare programs. Under the CIA, PharMerica LTC agreed to continue its comprehensive compliance program, which includes a corporate compliance officer, a corporate compliance committee, a Code of Ethics and Business Conduct, written policies and procedures, educational and training initiatives, review and disciplinary procedures, a confidential disclosure program, an ineligible persons screening program and internal audit and review procedures, all designed to promote compliance with applicable laws, including federal healthcare program requirements, and the promotion of ethical business practices. PharMerica LTC is also subject to extensive reporting requirements under the CIA, including annual reports describing PharMerica LTC’s compliance activities, notices of any government investigations or legal proceedings, overpayments received from federal healthcare programs and changes in pharmacy locations and new business units. The term of the CIA is five years and it ends on March 29, 2010. PharMerica LTC is required to comply fully and timely with all of the CIA requirements. Failure to do so may lead to the imposition of stipulated penalties, including substantial monetary penalties and exclusion from participation in federal healthcare programs, including Medicare and Medicaid. Any such penalties could have a material adverse effect on our financial position, results of operations and liquidity.

The CIA continues to apply to PharMerica LTC through its original term. Pursuant to an agreement reached with the OIG regarding the Pharmacy Transaction’s impact on the CIA, the CIA’s requirements will not apply to KPS or any of the KPS employees or contractors. However, among other obligations, the Corporation’s employees and contractors that are involved with PharMerica LTC’s operations will be subject to training requirements in accordance with the CIA’s existing terms. In addition, pursuant to the agreement reached with the OIG, oversight of, and day-to-day responsibility for, the CIA after closing will be undertaken by the Corporation’s compliance officer and the Corporation’s compliance committee (an ad hoc committee comprised of members of the Corporation’s senior management).

Employees

We have 6,701 employees which includes 1,790 part-time employees. None of our employees are covered by collective bargaining agreements. We have approximately 1,800 licensed pharmacists. We believe that our relationship with our employees is good.

Government Regulation

General

Extensive federal, state and local regulations govern institutional pharmacies and the healthcare facilities that they serve. These regulations cover licenses, staffing qualifications, conduct of operations, reimbursement, recordkeeping and documentation requirements and the confidentiality and security of health-related information. Our institutional pharmacies are also subject to federal and state laws that regulate financial arrangements between healthcare providers, including the federal anti-kickback statutes and the federal physician self-referral statutes.

Licensure, Certification and Regulation

States generally require that the state board of pharmacy license a pharmacy operating within the state. Many states also regulate out-of-state pharmacies that deliver prescription products to patients or residents in their states. We have the necessary pharmacy state licenses, or pending applications, for each pharmacy we operate. Our pharmacies are also registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances. In addition, pharmacists, nurses and other healthcare professionals who provide services on our behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

The Drug Enforcement Agency, (the “DEA”), the U.S. Food and Drug Administration, (the “FDA”), and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. These laws impose a host of requirements on the pharmaceutical supply channel, including providers of institutional pharmacy services. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we must register with the DEA, file reports of inventories and transactions and provide adequate security measures. In addition, we are required to comply with all the relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We have received all necessary regulatory approvals and believe that our repackaging operations are in substantial compliance with applicable federal and state good manufacturing practice requirements.

Client long-term care facilities are separately required to be licensed in the states in which they operate and, if serving Medicaid or Medicare patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the OBRA of 1987, as amended, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements.

On September 20, 2006, CMS issued revised guidance to surveyors of long term care regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expand the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and at the provision, monitoring and use of medication-related devices. The new guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility.

Laws Affecting Referrals and Business Practices

We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•

the federal “anti-kickback” statute, which prohibits, among other things, knowingly or willfully soliciting, receiving, offering or paying remuneration “including any kickback, bribe or rebate” directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid or other federal healthcare programs; and

•

the federal “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain designated health services, to an entity with which the physician has a financial relationship.

These laws impact the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. Those referral sources include hospitals and other facilities operated by Kindred. With respect to the anti-kickback statute, the OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, none of which is material to us, may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure you that our practices that are outside of a safe harbor will not be found to violate the anti-kickback statute.

As one means of providing guidance to healthcare providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the anti-kickback statute or other federal health care laws. The OIG has identified several arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) the use of free or significantly discounted office space or equipment in facilities, (b) provision of free or significantly discounted billing, nursing or other staff services, (c) free training in areas such as management techniques and laboratory techniques, (d) purchasing goods or services from potential referral sources at prices in excess of their fair market value and (e) rental of space from potential referral sources at other than fair market value terms. The OIG has encouraged persons having information about entities that offer the above types of incentives to report such information to the OIG.

The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with the “Special Fraud Alerts,” have focused on certain arrangements that could be subject to heightened scrutiny by government enforcement authorities, including contractual joint venture arrangements and other joint venture arrangements between those in a position to refer business and those providing items or services for which Medicare or Medicaid pays.

In addition to issuing “Special Fraud Alerts” and “Special Advisory Bulletins,” the OIG from time to time issues compliance program guidance for certain types of healthcare providers. These guidance documents contain voluntary actions for providers to consider to promote compliance with Medicare, Medicaid and other federal healthcare programs. Although the OIG has not issued compliance guidance for long-term care pharmacies, the OIG has issued compliance guidance for hospitals, nursing facilities and suppliers of durable medical equipment, which may be instructive. These guidance documents advise entities to adopt policies and procedures to address the risks arising from, among other things: (a) arrangements with vendors that result in the facility receiving non-covered items at below market prices or at no charge, provided the facility orders Medicare-reimbursed products, (b) soliciting or receiving items of value in exchange for providing the supplier access to patients’ medical records and other information needed to bill Medicare, (c) joint ventures with entities supplying goods or services and (d) discounts and other financial incentives given to potential referral sources.

Many states have enacted similar statutes which are not necessarily limited to items or services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services and exclusion from the Medicare and Medicaid programs and other state-funded programs.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare, Medicaid and other federal healthcare programs for false claims, improper billing and other offenses. These laws include the federal False Claims Act, under which private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims laws.

In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like.

In the ordinary course of business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations for regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments and fines. To date, we have not experienced any demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments or fines that are material to us. However, such sanctions could have a material adverse effect on our financial position, results of operation and liquidity.

We believe our contract arrangements with other healthcare providers, our pharmaceutical suppliers and our pharmacy practices are in substantial compliance with applicable federal and state laws. These laws may, however, be interpreted in the future in a manner inconsistent with our interpretation and application.

State Laws Affecting Access to Services

Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state Medicaid programs or in separate legislation. These laws may preclude a nursing center from requiring their patients and residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing center. Limitations such as these may increase the competition which we face in providing services to nursing center residents.

HIPAA

The federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA”, mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed.

HIPAA’s security regulations require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information.

The HIPAA unique health identifier standards, which became effective May 23, 2007, requires us to obtain a national provider identifier (“NPI”), the standard unique health identifier for the healthcare providers to use in filing and processing healthcare claims and other transactions. We have established processes to address issues associated with the NPI.

In addition to HIPAA, we are subject to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which may furnish greater privacy protection for individuals than HIPAA.

The scope of our operations involving health information is broad and the nature of those operations is complex. Although we believe that our contract arrangements with healthcare payors and providers and our business practices are in material compliance with applicable federal and state electronic transmissions, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the privacy standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

Overview of Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and to certain disabled persons. Medicaid is a medical assistance program administered by each state that provides healthcare benefits to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid.

We receive payment for our services from institutional healthcare providers, commercial Medicare Part D Plans, third party payors, government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Prior to 2006, the Corporation had derived a substantial portion of their annual revenues from state Medicaid programs. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A and Part D Plans, Medicaid, insurance and other private payors (including managed care).

Medicare

The Medicare program historically consisted of three parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers such as I.V.’s; and (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C. Medicare Part A provides reimbursement for extended care services to patients in skilled nursing facilities. Under Medicare Part A skilled nursing facilities are reimbursed using a prospective payment system, or “PPS”. Under PPS, Medicare pays a federal daily rate for virtually all covered skilled nursing facility services and certain covered pharmaceuticals. Medicare provides such customers a federal daily rate to cover the costs of all covered goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by us. We bill skilled nursing facilities based upon a negotiated fee schedule and are paid based on those contractual relationships. We do not receive direct payment from Medicare for patients covered under the Medicare Part A benefit. Under Medicare Part B, we are entitled to payment directly from Medicare for products that replace a bodily function, home medical equipment and supplies and a limited number of specifically designated prescription drugs.

Medicare Part D provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll. Under Medicare Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private commercial insurers who contract with CMS (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from one Part D Plan to another, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Since January 1, 2006 when the Medicare Part D program went into effect, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Part D Plan, including applicable nursing home residents we serve, whose drug costs were previously covered by state Medicaid programs.

Under Medicare Part D, Medicare covers most outpatient drug expenses for dual eligibles. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. Medicare beneficiaries who choose to participate in Medicare Part D select from a range of Part D Plans. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan. CMS provides various federal subsidies to Part D Plans to reduce the cost to qualifying beneficiaries.

Part D Plans are required to make available certain drugs on their formularies. Dually-eligible residents in nursing centers generally are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary or an exception to the Plan’s formulary is granted. CMS reviews the formularies of Part D Plans and requires these formularies to include the types of drugs most commonly used by Medicare beneficiaries. CMS also reviews the formulary exceptions criteria of the Part D Plans that provide for coverage of drugs determined by the Part D Plan to be medically appropriate for the enrollee; however there currently is not a separate formulary for long term care residents.

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the Act. Accordingly, Medicare Part D could negatively impact the pricing of our services.

Medicare Part D does not alter federal reimbursement for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly; Medicare’s fixed per diem payments to nursing centers under PPS will continue to include a portion attributable to the expected cost of drugs provided to such residents. We will therefore continue to receive reimbursement for drugs provided to such residents from the nursing center in accordance with the terms of our agreements with each nursing center.

We receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to “prefer, protect or maintain” that manufacturer’s product selection by the long-term care pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required Plan Sponsors to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. In guidance issued to Plan Sponsors, effective for 2007, CMS instructs Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates or other remuneration that such pharmacies receive from manufacturers and has issued guidelines on the information required. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. The impact of these reporting requirements, and/or the elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have an adverse effect on our business.

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. The Deficit Reduction Act of 2005, or DRA, is intended to reduce net Medicare and Medicaid spending by approximately $11.0 billion over the next four to five years. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities and strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. Further, the Tax Relief and Health Care Act of 2006 modified several Medicaid policies, including, among other things, reducing the limit on Medicaid provider taxes from the current six percent to five-and-a-half percent from January 1, 2008 through September 30, 2010. In addition, on February 4, 2008, President Bush issued the federal fiscal year 2009 proposed budget which would, if enacted, slow spending growth to 5% and would trim the cost of the overall Medicare program by $178 billion over the next five years. Also, the budget proposal includes a series of proposals impacting Medicaid that would reduce the cost of the Medicaid program by $17 billion over the next five years. While many of the proposed policy changes require congressional approval to implement, many of these changes could have an adverse effect on the financial condition of our skilled nursing facility customers, which could, in turn, adversely affect the timing or level of their payments to us.

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including the requirements related to eligibility, coverage for services, payment and admissions. For residents that are eligible for Medicaid only, and are not dual eligibles covered under Medicare Part D, we bill the individual state Medicaid program or in certain circumstances the state’s designated managed care or other similar organization. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement of certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost, which generally is defined as a function of average wholesale price and may include a profit percentage plus a dispensing fee. Most states establish a fixed dispensing fee per prescription that is adjusted to reflect associated cost. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally reductions in the discount to average wholesale price levels, expansion of the number of medications subject to federal upper limit pricing and general reductions in contract payment methodology to pharmacies.

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 or DRA changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007, federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. On January 22, 2008, the court refused to approve the proposed settlement. We are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

Further, in order to rein in healthcare costs, the Corporation anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Corporation cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation will have on its business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Corporations business.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations and liquidity.

Environmental Matters

In operating our facilities, historically we have not encountered any major difficulties effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While we cannot predict the effect which any future legislation, regulations or interpretations may have upon our operations, we do not anticipate any changes regarding pollution control laws that would have a material adverse impact to the Corporation.

Available Information

We make available free of charge on or through our web site, at www.pharmerica.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

Item 1A.	Risk Factors

You should consider carefully the risks described below, together with all of the other information, in evaluating our company and our common stock. If any of the risks described below actually occur, it could have a material adverse effect on our business, financial results, financial condition and stock price.

Risk Factors Relating to the Pharmacy Transaction

We have a limited history operating as a stand-alone, publicly traded company on which you can evaluate our performance.

Before the Pharmacy Transaction, we operated as separate businesses of two different companies. We have a limited operating history as a combined business or as a stand-alone, publicly traded company. Accordingly, there can be no assurance that our business strategy and operations will be successful on a combined stand-alone basis. We may not be able to grow or integrate our business as planned and may not be profitable.

Limited historical financial statements showing our operation of the businesses of PharMerica LTC and KPS as a combined, stand-alone company exist upon which you can evaluate our prospects.

We have operated the businesses of PharMerica LTC and KPS on a combined, stand-alone basis only since July 31, 2007. Therefore, we have limited historical financial statements as an independent, stand-alone company upon which you can evaluate us. The historical results reflected in this Form 10-K are those of KPS only prior to July 31, 2007.

The historical financial information may not be indicative of our future results as a stand-alone, publicly traded company.

The historical financial statements of KPS do not reflect what our financial position, results of operations and cash flows would have been had we been operated as a combined business and a stand-alone, publicly traded company during the periods prior to the Pharmacy Transaction or be indicative of what our results of operations, financial position and cash flows may be in the future. This is primarily a result of the following factors:

•	the historical financial statements do not reflect certain changes that occurred in our funding and operations as a result of the Pharmacy Transaction;

•

our historical financial information reflects estimated allocations for services historically provided by Kindred, and we expect these allocations to be different from the costs we will incur for these services in the future;

•

our historical financial information does not reflect the debt or debt servicing cost we incurred in connection with the Pharmacy Transaction and our obligations to obtain certain goods and services after the transaction; and

•

the historical financial information of KPS does not reflect any increased costs associated with the Pharmacy Transition to, and status as, a stand-alone, publicly traded company, including changes that will occur in our cost structure, personnel needs, financing and operations of the combined business as a result of the Pharmacy Transaction.

For these and other reasons, our future financial performance may not be reflective of the performance implied by the historical information we have presented for periods prior to July 31, 2007.

The integration of our pharmacy businesses will be time consuming, may distract our management from our operations, and will be expensive, all of which could have a material adverse effect on our operating results.

If we are unsuccessful in integrating the institutional pharmacy operations of KPS and PharMerica LTC, or if the integration is more difficult than anticipated, we may experience disruptions to our operations. A difficult or unsuccessful integration of these businesses would likely have a material adverse effect on our results of operations.

Some of the risks that may affect our ability to integrate or realize any anticipated benefits include those associated with:

•	conforming standards, processes, procedures and controls of the businesses;

•	difficulties in transferring processes and know-how, including integrating to one information technology platform;

•	difficulties in the assimilation of acquired operations, technologies or products;

•	diversion of management’s attention from business concerns; and

•	adverse effects on employees and business relationships with customers and suppliers.

We will need to either contract for or internally develop a number of key services and functions that our parent companies have historically provided to us.

We have not previously performed the various corporate functions required of a publicly traded company. Our former parent companies performed many important corporate functions for each of the businesses before the Pharmacy Transaction, including finance, treasury, tax administration, risk management, accounting, internal audit, financial reporting, legal, regulatory, human resources, employee benefit administration, communications, information technology and business development services. After the Pharmacy Transaction, Kindred and AmerisourceBergen are providing a number of services to us under various agreements, such as accounting, treasury, human resources, risk management, tax, employee benefit administration and financial reporting services. In addition, Kindred will provide us with information services and support for approximately five years following the closing of the Pharmacy Transaction, and AmerisourceBergen will sell to us our pharmaceutical requirements and support the distribution of our direct purchases from manufacturers as well as provide other inventory and packaging services. When the agreements covering these services terminate, we will need to replace these services internally or through third parties. We believe the supplies and services obtained from Kindred and AmerisourceBergen are being provided at fair market value, which nonetheless may be higher than the costs borne by PharMerica LTC and KPS in the past and may not be the lowest price the Corporation could otherwise obtain for comparable supplies and services. Also, replacement services may be available only on terms that are less favorable to us or may not be available to us at all.

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

Before the Pharmacy Transaction, our business was part of two separate public companies. We may experience difficulties in integrating the two businesses into one company, and the Pharmacy Transaction may result in increased costs and inefficiencies in our business operations and management. Integration of our businesses may cost significantly more or take longer than we anticipate, which could decrease our profitability or otherwise impact our expected cost-savings. In addition, prior to the Pharmacy Transaction our businesses took advantage of the economies of scale of our former parent companies. As a separate, stand-alone, publicly traded company, we may be unable to obtain goods, services and technology at prices or on terms as favorable as those obtained prior to the Pharmacy Transaction, which could decrease our overall profitability. Furthermore, we may not be successful in transitioning from the services and systems provided by our former parent companies and we may incur substantially higher costs for implementation than currently anticipated. At such point in time as we begin to operate these functions independently, if we do not have in place our own adequate systems and business functions, or outsource them to other providers, we may not be able to operate our business effectively or at comparable costs and it may have a material adverse effect on our profitability. If we fail to realize the anticipated benefits of the Pharmacy Transaction, including, without limitation, the anticipated cost-savings resulting from operating synergies and growth opportunities from combining the businesses, it could have a material adverse effect on our profitability.

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

•

are generally restricted from taking any other action (including an action that would be inconsistent with the representations relied upon by Kindred and AmerisourceBergen described above) that could jeopardize the tax-free status of the spin-offs; and

•

have generally agreed to indemnify Kindred and AmerisourceBergen for taxes and related losses incurred as a result of the spin-offs failing to qualify as tax-free transactions provided such taxes and related losses are attributable to any act, failure to act or omission by us or our subsidiaries, including our failure to comply with applicable representations, undertakings and restrictions placed on our actions under the tax matters agreement.

These prohibitions could discourage, delay or prevent equity financings, acquisitions, investments, strategic alliances, mergers and other transactions possibly resulting in a material adverse effect on our business. In addition, any indemnity obligations to Kindred and AmerisourceBergen could have a material adverse effect on our financial position and liquidity.

We have indebtedness, which restricts our ability to pay dividends and has a negative impact on our financing options and liquidity.

We have $250 million in indebtednesses outstanding under our senior secured credit facility.

We entered into a new senior secured credit facility with certain financial institutions and borrowed $295 million under that facility to, among other things, refinance the outstanding indebtedness that PharMerica LTC and KPS had previously incurred. The credit agreement governing our senior secured credit facility will permit us, subject to specified conditions, to incur a significant amount of additional indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. Our credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a debt to EBITDA ratio. The amount of this outstanding indebtedness could limit our ability to pay dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes. In addition, our financing costs will be higher than they were as part of our former parent companies. A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Under the terms of the Master Agreement, Kindred and AmerisourceBergen will severally and not jointly indemnify us, and we will indemnify each of Kindred and AmerisourceBergen, for all damages, liabilities and expenses resulting from a breach by the applicable party of the covenants contained in the Master Agreement. Kindred and AmerisourceBergen will severally and not jointly indemnify us for all damages, liabilities and expenses incurred by us relating to the entities, assets and liabilities retained by the applicable parent company, and we will indemnify Kindred and AmerisourceBergen for all damages, liabilities and expenses incurred by each of them relating to our entities, assets and liabilities. Kindred and AmerisourceBergen will severally and not jointly indemnify us against all damages, liabilities and expenses resulting from a breach of their respective representations and warranties in the Master Agreement, provided that each parent company will only be liable to us for breaches of its representations and warranties to the extent our damages from such breaches exceed $30.0 million in the aggregate (and only to the extent that our damages exceed $30.0 million) and each parent company will generally not be liable for damages in excess of $155.0 million. The representations and warranties in the Master Agreement will survive the consummation of the Pharmacy Transaction for a period of 15 months.

In addition, Kindred and AmerisourceBergen will severally and not jointly indemnify us, and we will indemnify each of Kindred and AmerisourceBergen, for all damages, liabilities and expenses resulting from a breach by the applicable party of any of the representations, warranties or covenants contained in the tax matters agreement. We will also indemnify each of Kindred and AmerisourceBergen for all damages, liabilities and expenses arising out of any tax imposed with respect to the applicable spin-off if such tax is attributable to any act, any failure to act or any omission by us or any of our subsidiaries. Kindred and AmerisourceBergen will severally and not jointly indemnify us for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on us or our subsidiaries because PharMerica LTC or KPS was part of the consolidated return of the applicable parent company, and we will indemnify each of Kindred and AmerisourceBergen for all damages, liabilities and expenses relating to post-closing taxes of us or our subsidiaries.

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

Three of our directors continue to serve in their capacities as officers and directors of our former parent companies. Paul J. Diaz continues to serve as President, Chief Executive Officer and a member of the board of directors of Kindred. Edward L. Kuntz continues to serve as Executive Chairman of the board of directors of Kindred. David Yost continues to serve as Chief Executive Officer and a member of the board of directors of AmerisourceBergen. The service of Mr. Diaz, Mr. Kuntz and Mr. Yost on our board of directors and their continued service as officers and directors of our respective former parent companies, could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for either of our former parent companies and us. On the Closing Date, Paul Diaz, David Yost and Edward Kuntz delivered to the Corporation letters announcing their resignation from the Corporation’s Board of Directors effective as of the date of the Corporation’s 2008 annual meeting of stockholders. Messrs. Diaz, Yost and Kuntz submitted their resignations in accordance with the Master Agreement and not because of any disagreement with the Corporation.

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

We compete based on innovation and service as well as price. To attract new clients and retain existing clients, we must continually meet service expectations of our clients and customers. We cannot be sure that we will continue to remain competitive with the service to our clients at our current levels of profitability.

Our operating revenue and profitability may suffer upon the loss of a significant customer.

If we were to lose all or a substantial portion of our customer relationship with either Ceres or Kindred or if we were only able to continue these relationships on less favorable terms this would have a material adverse affect on our operating revenue and results of operations. There can be no assurance that either Ceres or Kindred will not terminate all or a portion of their relationship with the Corporation.

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

Medicare Part D

The Medicare Prescription Drug Improvement and Modernization Act of 2003 or MMA included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. Effective January 1, 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans, or PDPs, offered and administered by private entities and became eligible for coverage of outpatient prescription drugs. The continued impact of these regulations depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our customers. Future modifications to the Medicare Part D program may reduce revenue and impose additional costs to the industry. In addition, we cannot assure you that Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

Risks related to manufacturer rebates

Our pharmacies receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. The CMS, of the U.S. Department of Health and Human Services, or HHS, has questioned whether long-term care pharmacies should be permitted to receive discounts, rebates and other price concessions from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. In guidance issued to Plan Sponsors, CMS instructed Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates or other remuneration that such pharmacies receive from drug manufacturers and has issued guidelines regarding the information required. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. It is possible that these disclosure requirements and others imposed by CMS could have an adverse effect on our business and results of operations. Our business could be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that we receive from pharmaceutical manufacturers.

Changes in Medicaid Reimbursement

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 or DRA changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007, federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain. We are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

The settlement by First DataBank, Inc. on pricing benchmark may reduce reimbursement to us.

AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. On January 22, 2008, the court refused to approve the proposed settlement. We are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

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

We could be adversely affected by the continuing efforts of government and private payors to contain healthcare costs. To reduce healthcare costs, payors seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. For example, President Bush’s proposed federal fiscal year 2009 budget includes legislative and administrative proposals that proposes savings of approximately $178 billion over five years. In addition, the budget proposal includes a series of proposals impacting Medicaid that would introduce savings for the Medicaid program of approximately $17 billion over five years. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payor mix and growth in operating expenses in excess of increases, if any, in payments by third party payors.

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

We intend to make public disclosure of pending and completed acquisitions when appropriate or required by applicable securities laws and regulations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks and uncertainties, including, without limitation:

•	difficulties integrating acquired operations, personnel and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies;

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws;

•	increases in our indebtedness and a limitation on our ability to access additional capital when needed; and

•	failure to operate acquired facilities profitably or to achieve improvements in their financial performance.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions, including stipulated monetary penalties and exclusion from federal healthcare programs.

We are subject to the terms of a CIA, entered into between the OIG and PharMerica LTC on March 29, 2005. In June 2004, the OIG commenced an administrative action against PharMerica LTC, including its subsidiary PharMerica Drug Systems, Inc., or PDSI. The OIG alleged that PDSI’s December 1997 acquisition of Hollins Manor I, LLC, or Hollins, from HCMF Corporation, or HCMF, violated the anti-kickback provisions of the Social Security Act. The Hollins’ acquisition predated the acquisition of PharMerica LTC in 1999 by AmerisourceBergen’s predecessor. Hollins was an institutional pharmacy that had been established to serve the nursing homes then operated by HCMF. As part of the settlement, in which PharMerica LTC and PDSI expressly denied wrongdoing, PharMerica LTC paid $5.8 million to the HHS and entered into a five-year CIA. In turn, the OIG provided PharMerica LTC and its subsidiaries with a full release for the conduct covered by the administrative action, including an agreement not to pursue their exclusion from participation in Medicare, Medicaid or other federal healthcare programs. Under the CIA, PharMerica LTC agreed to continue its, and the Corporation as of the closing of the Pharmacy Transaction has agreed to maintain a comprehensive compliance program, which includes a corporate compliance officer, a corporate compliance committee, a Code of Ethics and Business Conduct, written policies and procedures, educational and training initiatives, review and disciplinary procedures, a confidential disclosure program, an ineligible persons screening program and internal audit and review procedures, all designed to promote compliance with applicable laws, including federal healthcare program requirements, and the promotion of ethical business practices. PharMerica LTC is also subject to extensive reporting requirements under the CIA, including annual reports describing PharMerica LTC’s compliance activities, notices of any government investigations or legal proceedings, overpayments received from federal healthcare programs and changes in pharmacy locations and new business units. The term of the CIA is five years and it ends on March 29, 2010. PharMerica LTC is required to comply fully and timely with all of the CIA requirements. Failure to do so may lead to the imposition of stipulated penalties, including substantial monetary penalties and exclusion from participation in federal healthcare programs, including Medicare and Medicaid. Any such penalties could have a material adverse effect on our financial position, results of operations and liquidity.

If we fail to establish and maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 that assesses the effectiveness of our internal control over financial reporting. We also will be required to obtain an attestation report of our independent registered public accounting firm on the operating effectiveness of our internal controls over financial reporting. Significant use of resources, both internal and external, will be required to make the requisite evaluation of the annual effectiveness of our internal controls over financial reporting. While we believe we will have adequate internal controls over financial reporting and will meet our obligations, there can be no assurance that we will be able to complete the work necessary for our management to issue our report in a timely manner or that management or our independent registered public accounting firm will conclude that our internal controls over financial reporting are effective. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the market price of our common stock could be adversely affected if we or our independent registered public accounting firm were not able to conclude that our internal controls over financial reporting are effective.

Risks generally associated with our sophisticated information systems may adversely affect our operating results.

We rely on sophisticated information systems in our business to obtain, rapidly process, analyze, and manage data to facilitate the dispensing of prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver those medications to patients and long-term care residents on a timely basis; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted or damaged or if they fail for an extended period of time.

We purchase a significant portion of our pharmaceutical products from one supplier.

We are required to purchase 95% of our pharmaceutical products from AmerisourceBergen, one of our former parent companies, pursuant to the Prime Vendor Agreement. If the Prime Vendor Agreement is terminated or AmerisourceBergen fails to deliver products in accordance with the Prime Vendor Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial position, results of operations and liquidity.

We primarily obtain our information services from one provider.

We obtain substantially all of our information services from Kindred, one of our former parent companies, pursuant to the Information Services Agreement. If the Information Services Agreement is terminated or Kindred fails to deliver services in accordance with the Information Services Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary information services and support at similar cost or at all. This could result in our failure to satisfy our customers’ requirements or comply with certain of our financial or regulatory reporting requirements, which could have a material adverse effect on our financial position, results of operations and liquidity.

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

We have $77.5 million of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2007. Our intangible assets primarily represent the value of client relationships that was recorded upon our acquisition of PharMerica LTC. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients or biopharmaceutical manufacturer contracts. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our statement of income in the amount the carrying value of these assets exceeds the undiscounted expected future cash flows. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of income. An intangible asset impairment charge, or a reduction of amortization lives, could have an adverse effect on our results of operations.

Failure of key third parties to provide reliable products or services, such as our information services, in a timely manner could cause delays in the delivery of our services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

We are dependent on third parties, such as Kindred, which will provide substantially all of our information system services. Kindred is not in the business of providing comprehensive information technology outsourcing services to third parties and does not have any significant prior experience providing comprehensive outsourcing information technology services for any third party. If Kindred or other third parties upon whom we are dependent fail to devote sufficient time and resources to us or if their performance is substandard, our business may be harmed. Any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the reliability or operation of our business, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2007, we had outstanding debt of $250 million, all of which was subject to variable rates of interest. We entered into an interest rate swap agreement effective July 31, 2007 with a maturity date of July 31, 2009, to manage our exposure to these fluctuations. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 100% to 20% as of December 31, 2007. The interest rate swap converts a portion of our indebtedness to a fixed rate with a decreasing notional amount starting at $200.0 million at an annual fixed rate of 5.123%, plus current applicable margin of 1.25%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Our credit risk related to this agreement is considered low because the swap agreement is managed by a creditworthy financial institution. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.

Generally accepted accounting principles and the requirements of the Public Company Accounting Oversight Board (“PCAOB”) are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the regulators. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles and rules of the PCAOB could have a material adverse effect on our results of operations or financial condition.

Risk Factors Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation the following:

•	as a result of the risk factors listed in this document;

•	if our business does not fit the investment objectives of the stockholders of our former parent companies, causing them to sell our shares;

•	actual or anticipated fluctuations in our operating results;

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

•

authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. Under this authority, our board of directors could adopt a rights plan which could ensure continuity of management by rendering it more difficult for a potential acquiror or to obtain control of us; and

•

require an affirmative vote of the holders of three-quarters or more of the combined voting power of our common stock entitled to vote in the election of our directors in order for the stockholders to amend our bylaws.

In addition, because we have not chosen to be exempt from Section 203 of the DGCL, this provision could also delay or prevent a change of control that may be favorable. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

Agreements entered into in connection with the Pharmacy Transaction

An acquisition of our stock or further issuance of our stock could cause Kindred and AmerisourceBergen to recognize a taxable gain on the spin-off of PharMerica LTC or KPS, respectively. Under the Tax Matters Agreement we would be required to indemnify our former parent companies for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

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

We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay dividends or other cash distributions on our common stock in the foreseeable future. See “Dividend Policy”. We entered into a senior secured credit facility providing for both term and revolving credit borrowings. The new senior secured credit facility contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios. The new senior secured credit facility limits our ability to declare and pay dividends or other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board of directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board of directors may deem relevant.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have facilities including offices and key operating facilities (e.g. institutional pharmacies) in various locations throughout the U.S. As of December 31, 2007 all facilities were leased. We consider all of these facilities to be generally adequate for present and currently anticipated needs.

The following table presents certain information with respect to operating leases identified by the Corporation as properties as of December 31, 2007:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage
Alabama	3	25,330	Minnesota	1	15,264
Arizona	3	29,586	Mississippi	2	25,239
Arkansas	2	9,350	Missouri	1	4,090
California	13	126,359	Montana	1	2,440
Colorado	4	48,030	Nebraska	1	5,120
Connecticut	2	23,482	Nevada	2	10,860
Delaware	2	26,274	New Hampshire	1	7,500
Florida	10	172,843	New Mexico	1	4,798
Georgia	3	39,150	North Carolina	6	43,360
Hawaii	6	15,693	Ohio	2	17,682
Idaho	1	5,750	Oregon	1	5,820
Illinois	2	30,733	Pennsylvania	9	59,668
Indiana	3	44,289	Rhode Island	1	7,800
Iowa	2	10,342	South Dakota	2	12,050
Kansas	1	9,977	Tennessee	4	36,062
Kentucky	3	105,445	Texas	11	85,622
Louisiana	1	4,914	Utah	2	11,243
Maine	1	10,200	Virginia	4	35,147
Massachusetts	3	64,376	Washington	2	13,580
Maryland	1	10,744	Wisconsin	2	19,860
Michigan	2	13,185

I tem 3.	Legal Proceedings

From time to time, we are involved in legal and regulatory proceedings. While it is not possible to determine the ultimate disposition of the various ongoing proceedings and whether they will be resolved in our favor, we do not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

It em 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our only class of common equity is our $0.01 par value common stock, which trades on the NYSE under the symbol “PMC.” Trading in our common stock commenced on the NYSE on August 1, 2007. Prior to that time, there was no public trading market for our common stock.

The following table sets forth the high and low sales prices per share, at closing, of our common stock as reported by the NYSE for the fiscal periods indicated

	High	Low
Fiscal 2006
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Fiscal 2007
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$17.73	$14.92
Fourth Quarter	$16.62	$13.84

As of February 15, 2008, we had approximately 3,193 stockholders of record of the Corporation’s common stock.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the PMC Peer Group Index for the period from August 1, 2007 to December 31, 2007. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on August 1, 2007 and that all dividends were reinvested:

	August 1, 2007	September 30, 2007	December 31, 2007
PharMerica Corporation	$100	$86	$80
S&P 500	100	104	100
PMC Peer Group	100	105	97

The PMC Peer Group Index includes the following companies: Omnicare, Inc., Owens & Minor, Inc., Henry Schein, Inc., St. Jude Medical, Inc., Invacare Corporation, Lincare Holdings, Inc., Rotech Healthcare, Inc., BioScrip, Inc., and PSS World Medical Inc. The total return calculations reflected in the foregoing graph were performed by management of the Corporation.

The Corporation has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. Management believes the stockholders are better served if all of the Corporation’s earnings are retained for expansion of the business. The Corporation did not repurchase any of the shares of its common stock during the year ended December 31, 2007.

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

Corporation stock options granted under the Omnibus Plan to replace options granted by Kindred or AmerisourceBergen that were cancelled or forfeited upon the consummation of the Pharmacy Transaction have the same basic terms and conditions as apply to the cancelled Kindred or AmerisourceBergen options. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly KPS or PharMerica LTC employees were replaced with restricted shares of the Corporation’s common stock, which have the same basic terms and conditions as apply to the forfeited Kindred or AmerisourceBergen restricted shares.

With regards to the stock options granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergen options), each option vests in four equal annual installments and has a term of seven years. The restricted stock/restricted stock units granted under the Omnibus Plan in 2007 (other than the substitute restricted stock granted to replace forfeited Kindred and AmerisourceBergen restricted stock) generally vests in full, upon the three-year anniversary of the date of grant, thus stressing the retentive aspect of these awards. In addition, with respect to the performance share units granted under the Omnibus Plan in 2007, vesting is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance period is measured in three-year periods with overlapping cycles.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases

None

Equity Compensation Plan Information

The following table sets forth equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,279,333(1)	$15.26 (2)	2,572,585

See Note 9 to the Consolidated Financial Statements for information regarding the material features of the Omnibus Plan.

(1)	Includes the following:

•	1,270,383 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan; and

•	8,950 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan.

(2)	The weighted average exercise price in column (b) does not take the 8,950 shares of common stock to be issued under performance share units into account.

Item 6.	Selected Financial Data

Selected Financial Data

On July 31, 2007, the Corporation completed the Pharmacy Transaction as described in Item 1. For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying financial statements, including the selected historical consolidated financial and operating data set forth below, include certain accounts and results of operations representing the institutional pharmacy business of Kindred. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flow of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in millions, except for per share data and statistical information):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of operations data:
Revenues	$1,217.8	$652.6	$522.2	$360.0	$272.4
Cost of goods sold	1,044.0	557.9	439.1	302.3	229.7

Gross profit	173.8	94.7	83.1	57.7	42.7
Selling, general and administrative expenses	141.4	67.3	46.6	38.2	30.8
Amortization expense	5.0	3.4	2.2	—	—
Integration, merger related costs, and other charges	57.7	2.9	—	—	—

Operating income (a)	$(30.3)	$21.1	$34.3	$19.5	$11.9

Net income (loss)	$(24.1)	$12.8	$21.0	$12.1	$7.1

Earnings (loss) per common share:
Basic	$(1.13)	NM	NM	NM	NM
Diluted	$(1.13)	NM	NM	NM	NM
Shares used in computing earnings (loss) per common share:
Basic	21.3	NM	NM	NM	NM
Diluted	21.3	NM	NM	NM	NM
Balance sheet data:
Working capital	$268.6	$79.2	$72.3	$28.9	$20.6
Goodwill	$111.3	$45.2	$40.0	$0.7	$2.0
Intangible assets, net	$77.5	$38.0	$34.3	$0.7	$—
Total assets	$680.1	$236.8	$194.6	$63.7	$45.7
Long-term debt	$250.0	$—	$—	$—	$—
Total stockholder’s equity	$309.2	$198.3	$170.4	$44.5	$31.7

	Years Ended December 31,
	2007	2006	2005	2004	2003
Supplemental information:
Adjusted EBITDA (1)	$44.5	$32.8	$40.1	$22.1	$14.0
Net cash provided by operating activities	$36.3	$10.0	$5.3	$8.4	$6.4
Net cash used by investing activities	$(22.0)	$(25.0)	$(109.5)	$(7.4)	$(4.2)
Net cash provided by financing activities	$14.0	$17.3	$103.6	$0.1	$3.1

Statistical Information (in whole numbers except where indicated)
Institutional Pharmacy
Volume Information:
Prescriptions dispensed (millions)	24.8	12.6	10.3	7.6	6.5
Revenue per prescription dispensed	$46.90	$47.79	$46.19	$44.84	$41.91
Gross Profit per prescription dispensed	$6.56	$6.67	$7.02	$6.93	$6.57
Customer licensed beds under contract:
Beginning of period	102,571	93,282	66,195	61,407	58,839
Additions—Organic	22,838	14,709	10,634	8,905	8,961
Additions—Acquisitions	237,538	4,858	23,540	1,383	—
Losses	(25,983)	(10,056)	(6,648)	(5,291)	(6,470)
Other	79	(222)	(439)	(209)	77

End of period	337,043	102,571	93,282	66,195	61,407

Number of customer licensed beds at end of period:
Affiliated	28,228	30,232	28,657	28,634	28,280
Non-affiliated	308,815	72,339	64,625	37,561	33,127

	337,043	102,571	93,282	66,195	61,407

Hospital management contracts serviced	86	81	73	69	—

(a)	Includes depreciation expense of $15.6 million, $5.4 million, $3.6 million, $2.4 million, and $2.2 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.
(1)	See “Use of Non GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from the Pharmacy Transaction. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

•	changes in or the failure to achieve the underlying assumptions and expectations related to the Pharmacy Transaction;

•	availability of financial and other resources to us after the Pharmacy Transaction, including our expectations regarding liquidity and capital resources;

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

•

the Corporation’s ability to implement its business strategy, including, without limitation, the Corporation’s ability to integrate and consolidate the formerly separate institutional pharmacy businesses of the Corporation’s former parent companies, including costs associated with such integration, and resolve any dislocations or inefficiencies in connection with the Pharmacy Transaction;

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

•

the Corporation’s ability to comply with the terms of its Corporate Integrity Agreement entered into between the Office of Inspection General of the Department of Health and Human Services and PharMerica LTC on March 29, 2005;

•	the Corporation’s ability to ensure and maintain an effective system of internal controls over financial reporting;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the adequacy of our facilities to accommodate our anticipated needs;

•	the effects of changes to critical accounting estimates; and

•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THIS REPORT ON FORM 10-K AND IN THE SECTION CAPTIONED “RISK FACTORS” IN THE FORM S-4/S-1, AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

Pharmacy Transaction

The Corporation, formerly known as Safari Holding Corporation, was formed on October 23, 2006 by Kindred and AmerisourceBergen for the purpose of consummating the transactions contemplated by the Master Agreement dated October 25, 2006, as amended. Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through the Pharmacy Transaction, combined their respective institutional pharmacy businesses, KPS and PharMerica LTC, into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007.

The shares of common stock of the Corporation were registered with the Commission on Form S-4/S-1, which was declared effective by the Commission on July 17, 2007. See Notes 1 and 2 to the Corporation’s consolidated financial statements for additional information related to the Pharmacy Transaction and the formation of the Corporation.

On August 1, 2007, the Corporation began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125.0 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its stockholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its stockholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. The Corporation issued 30 million shares of its common stock in the mergers (see Note 2 to the Corporation’s consolidated financial statements). In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the stockholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

The Pharmacy Transaction was accounted for using the purchase method of accounting under accounting principles generally accepted in the United States, with KPS treated as the accounting acquirer. Under the purchase method of accounting, the deemed purchase price was allocated to the underlying tangible and identifiable intangible assets and liabilities acquired based upon their respective fair values with any excess deemed purchase price allocated to goodwill. See Note 2 to the Corporation’s consolidated financial statements for additional information.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as separate businesses of two different public companies, Kindred and AmerisourceBergen.

Reporting Entity

The financial statements included in this Annual Report on Form 10-K as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007, 2006, and 2005 reflect the financial position, results of operations and liquidity of the Corporation, which during the 2005 and 2006 periods covered by this Annual Report and the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in SFAS No. 141, Business Combinations. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. The results of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. Accordingly, except as otherwise discussed below, this Management’s Discussion and Analysis reflects the financial condition, results of operations and liquidity of the Corporation at December 31, 2007 and historically of KPS on a stand-alone basis for all periods prior to August 1, 2007. The financial condition, results of operations and liquidity of the Corporation as of December 31, 2007 and for the years ended December 31, 2007, 2006, and 2005 may not be indicative of the Corporation’s future performance or reflect what the Corporation’s financial conditions, results of operations and liquidity would have been had the Pharmacy Transaction been consummated as of January 1 of each respective year had the Corporation operated as a separate, stand-alone entity during the periods presented.

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 115 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

The institutional pharmacy services business is highly competitive. Competition is a significant factor that can impact the Corporation’s financial results. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by the Corporation’s pharmacies. These pharmacies may have greater financial and other resources than we do and may be more established in the markets they serve than we are. The Corporation also competes against regional and local pharmacies that specialize in the highly-fragmented long-term care markets. In the future some of the Corporation’s customers may seek to in-source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

A variety of factors are affecting the institutional pharmacy industry. With an aging population and the extension of drug coverage to a greater number of individuals through Medicare Part D, the consumption of pharmaceuticals by residents of long-term care facilities is likely to increase in the future. In addition, individuals are expected to enter assisted living facilities, independent living facilities and continuing care retirement communities at increasing rates. The implementation of Medicare Part D on January 1, 2006, significantly affected the delivery of pharmaceutical care to the elderly. Under Medicare Part D, eligible individuals may choose to enroll in various Medicare Part D Plans to receive prescription drug coverage. Each Medicare Part D Plan determines the formulary for the long-term care residents enrolled in its plan. Accordingly, institutional pharmacies must follow each Part D Plan’s formulary, reimbursement and administrative processes for the long-term care residents they serve. Institutional pharmacies have expanded their formularies to accommodate various formularies of key Part D

Plans. Institutional pharmacies may experience increased administrative burdens and costs owing to the greater complexity of the requirements for drug reimbursement. Medicare Part D also requires increased choices for patients with respect to complex drug categories and therapeutic interchange opportunities. Institutional pharmacies may realize increased revenue by providing long-term care residents with specialized services in these areas. Continued industry consolidation may also impact the dynamics of the institutional pharmacy market.

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is strong. The loss of pharmacy personnel or the inability to attract, retain or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future could have a material adverse impact on us.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Change in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

The Corporation’s management has discussed the development and selection of these critical accounting estimates with the audit committee of the Board of Directors and with the Corporation’s independent registered public accounting firm, and they both have reviewed the disclosure presented below relating to critical accounting estimates.

The table of critical accounting estimates is not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the consolidated financial statements, the resulting changes could have a material adverse effect on the consolidated results of operations and financial condition of the Corporation.

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies and private payors. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. To provide for accounts receivable that could become uncollectible in the future, we established an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainties lie with the private payors, which include co-payments and deductibles from individual patients, dual eligible co-payments that are due from PDP’s, and payments due from some long-term care institutions. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due back a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2007 and December 31, 2006, were $43.4 million and $16.6 million, respectively. The large increase in the allowance for doubtful accounts occurred as a result of the Pharmacy Transaction in the third quarter of 2007.

In addition, the allowance for contractual returns and revenue allowances was $10.6 million at December 31, 2007.

Our provision for doubtful accounts included in our statements of operations excluding the impact of the third quarter 2007 change in estimate was as follow (in millions):

	2007	2006	2005
March 31	$1.1	$2.0	$0.8
June 30	3.3	2.8	0.5
September 30	6.3	1.9	0.2
December 31	5.5	0.6	(2.6)

Total	$16.2	$7.3	$(1.1)

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDPs are responsible for reimbursement. At December 31, 2007 and 2006, the Corporation had dual eligible co-pay receivables from the PDPs of $6.0 million and $1.8 million, respectively, of which approximately 86% and 30% was reserved at December 31, 2007 and December 31, 2006, respectively.

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our allowance for doubtful accounts.

Assumptions/Approach Used

The largest components of bad debts in our accounts receivable relate to the accounts for which private payors are responsible, (which we refer to as private and other), dual eligible co-payments from PDP’s which are included in Medicare Part D receivables, and accounts for which our customers from long-term care institutions are responsible for under Medicare Part A and owe us for the drug component of their patients stay at their respective institution.

We attempt to collect the private and other accounts through various efforts for which the patient is the responsible party. We attempt to collect the dual eligible co-payments from PDP’s by obtaining the appropriate documentation from the responsible party of the patient or from the documentation located at the long-term care institution. This is known as Best Available Evidence or BAE. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. In all cases, the drugs have been dispensed.

In general, we perform the following steps in collecting accounts receivable:

•	if possible, perform up front adjudication prior to dispensing the product;

•	billing and follow-up with third party payors;

•	billing and follow-up with long-term care institutions;

•	utilization of collection agencies;

•	other legal processes; and

•	if all collection efforts are unsuccessful, write off of the accounts.

We determine the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the allowance for doubtful accounts.

We monitor and review trends by payor classification along with the composition of our aging accounts receivable. This review is focused primarily on trends in private and other payor, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks.

In addition, we analyze other factors such as revenue days in accounts receivables, denial trends by payor types, subsequent cash collections, and current events that may impact payment patterns of our long-term care institution customers.

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days Outstanding in Accounts Receivable
	2007	2006	2005
March 31	41.5	40.7	23.1
June 30	44.4	42.2	22.9
September 30	45.4	39.3	31.0
December 31	40.1	42.6	37.5

During the third quarter 2007, the Corporation performed a comprehensive assessment of its allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to integration, merger related costs and other charges is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per share impact of $0.84.

Sensitivity Analysis

If our provision as a percent of institutional revenue increases 0.25%, our after tax income would change by approximately $1.9 million or $0.09 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections at the regional business offices, payor mix and trends in federal and state regulations.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Medicare Part D	45.2%	38.6%	—%
LT Care Institution	30.3	37.1	40.1
Medicaid	8.9	8.6	45.4
Private and other	6.4	3.6	4.4
Hospital Management	4.5	7.7	8.9
Insured	3.8	3.2	—
Medicare	0.9	1.2	1.2

	100%	100%	100%

Please refer to Note 7 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our revenue recognition policies.

Assumptions/Approach Used

A significant portion of our revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that our operating system is automatically updated with the amount actually reimbursed. As a result, our revenues and the associated receivables are based upon the actual reimbursement received. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

Co-payments for our services can be applicable under Medicare Part D, the state Medicaid programs, and certain third party payors and are typically not collected at the time products are delivered or services are provided. Co-payments under the Medicaid programs and third party plans are generally billed to the responsible party as part of our normal billing procedures which are subject to normal collection procedures.

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDP’s are responsible for reimbursement. Total co-pay revenue, net of contractuals, for the years ended December 31, 2007 and 2006 was $1.3 million and $0.9 million, respectively. There were no co-pay revenues for the year ended December 31, 2005.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, we accept returns of medications and issue credit memorandums to the applicable payor. Product returns are processed in the period returned. We estimate an amount for expected returns based on historical trends.

Our hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, and are primarily comprised of personnel costs.

Sensitivity Analysis

Due to the large number of contractual customers, if our reimbursement declined or was negatively impacted 0.25%, the negative impact on net income would be $1.9 million or $0.09 per diluted share.

Balance Sheet or Income Statement Caption/ Nature of Critical Estimate Item

Inventories and cost of drugs dispensed

Our inventories are located at each one of our institutional pharmacy locations. These inventories consist of prescription drugs, over the counter products and intravenous solutions. Our inventories relating to controlled substances are maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency. All the other inventories are maintained on a periodic system, through the performance of monthly physical inventories.

At December 31, 2007 and 2006, our inventories on our consolidated balance sheets were as follows (in millions):

• 2007	$77.9

• 2006	$28.0

Our Inventory turns were as follows:

	2007	2006	2005
March 31	15.8	15.2	14.5
June 30	16.1	15.9	14.7
September 30	15.9	14.0	14.7
December 31	16.7	15.7	14.7

We receive rebates on purchases from various vendors and suppliers.

Rebates included in our statements of operations were as follows (in millions):

	2007	2006	2005
March 31	$4.0	$3.1	$2.0
June 30	3.8	3.3	2.0
September 30	11.5	3.9	2.5
December 31	12.4	3.6	2.5

Total	$31.7	$13.9	$9.0

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventories.

Assumptions/Approach Used

Our inventories are maintained on a first-in, first-out (“FIFO”) lower cost or market basis. Our controlled prescription drugs are maintained on a perpetual inventory basis to the extent required by the Drug Enforcement Agency. All other inventories are maintained on a periodic basis. We perform monthly inventory counts at all locations with the use of our personnel and the use of third party inventory count teams under our supervision.

All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

The large increase in our inventories was the result of the acquisition of PharMerica LTC. The increase in inventories at the date of acquisition was $51.3 million.

We account for rebates and other incentives received from vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” We consider these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory.

Upon completion of the Pharmacy Transaction, we changed the method of estimating rebates received from our vendors and suppliers. The change in accounting estimate was driven primarily by our experience with the industry and known facts and assumptions from the Pharmacy Transaction. The result of this was a reduction in the net loss of approximately $2.0 million or $0.09 per share.

Sensitivity Analysis

Actual inventory counts may include estimates based on amounts that may be dispensed from an open container. In addition, items are reviewed for potential obsolescence.

A 1% error rate in the count of prescription drugs in inventory would negatively impact net income $0.5 million, or $0.02 per diluted share.

If our rebates received were to be reduced by 1.0%, the effect on net income for the year ended December 31, 2007 would have been a decrease of $0.2 million, or $0.01 per diluted share.

Balance Sheet or Income Statement Caption/ Nature of Critical Estimate Item

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of tradenames, customer relationship assets, and non-compete agreements.

Our goodwill included in our consolidated balance sheets as of December 31, 2007 and 2006 was as follows (in millions):

• 2007	$111.3

• 2006	$45.2

The increase in our goodwill during 2007 was primarily the result of the acquisition of PharMerica LTC. This acquisition resulted in $64.9 million of goodwill.

Our net intangible assets, included in our consolidated balance sheets as of December 31, 2007 and December 31, 2006 were as follows (in millions):

• 2007	$77.5

• 2006	$38.0

The amount of accumulated amortization of intangible assets as of December 31, 2007, 2006 and 2005 was as follows (in millions):

• 2007	$10.2

• 2006	$5.2

• 2005	$1.8

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill and intangible assets.

Assumptions/Approach Used

We follow the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and test goodwill for impairment using a fair value approach. We are required to test for impairment annually, absent some triggering event that would accelerate an impairment test. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision of allocations are that of management.

We follow the guidance in Statement of Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, for assessing the potential impairment of tangible assets and long-lived assets recorded on the Corporation’s balance sheet. We review our assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Sensitivity Analysis

We performed our annual testing for goodwill impairment as of December 31, 2007 and 2006 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. If 10% of the non-depreciable assets acquired during 2007 were allocated to amortizable assets with an average life of 20 years, amortization expense would have increased by approximately $0.1 million in 2007 or less than $0.01 per diluted share.

Balance Sheet or Income Statement Caption/ Nature of Critical Estimate Item

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our net deferred tax asset balances in our consolidated balance sheets as of December 31, 2007 and 2006 were as follows (in millions), including the impact of valuation allowances:

• 2007	$85.9

• 2006	$6.1

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2007 and 2006 were as follows (in millions):

• 2007	$6.0

• 2006	$—

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a FIN 48 liability for the realized, but unrecognized tax benefit. As of December 31, 2007, the Corporation’s unrecognized tax benefits were $3.8 million. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

Please refer to Note 10 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

Assumptions/Approach Used

The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction. The second step is to determine the amount of valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

Tax benefits from uncertain tax positions are recognized in the Corporation’s financial statements if it is more-likely-than-not that the position is sustainable based on the technical merits of the position. In evaluating whether the position has met this recognition threshold, the Corporation assumes that the appropriate taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the Corporation’s financial statement for a tax position meeting the recognition threshold is determined by a measurement of the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement.

Subsequent recognition, derecognition and measurement of uncertain tax positions is based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

Sensitivity Analysis

Our deferred tax assets exceeded our deferred tax liabilities by $85.9 million as of December 31, 2007, including the impact of valuation allowances. Historically, we have produced federal taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses and current expected results, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes unless a strong earnings history existed apart from an identifiable operational condition no longer present. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $6.0 million at December 31, 2007.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2007 plus the applicable penalties and interest.

Balance Sheet or Income Statement Caption/ Nature of Critical Estimate Item

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation Omnibus Plan under which the Corporation is able to grant equity-based and other awards to its employees, directors and consultants. The Corporation has initially reserved up to 3,800,000 shares of its common stock for awards to be granted under the plan plus 534,642 shares issued for converted equity awards held by employees of KPS and PharMerica LTC upon the consummation of the Pharmacy Transaction. On August 7, 2007 the Compensation Committee granted stock based compensation awards with respect to 1,438,583 common shares under the Omnibus Plan. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. On August 7, 2007, the Compensation Committee established long-term and short-term incentive programs under the Omnibus Plan.

Stock options converted from Kindred or AmerisourceBergen to PharMerica options subsequent to the Pharmacy Transaction have the same terms and conditions as the cancelled Kindred or AmerisourceBergen options. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly PharMerica LTC or KPS employees were replaced with restricted shares of the Corporation’s common stock, which will have the same terms and conditions as apply to the forfeited Kindred or AmerisourceBergen restricted shares.

Our stock-based compensation for the years ended December 31, 2007, 2006 and 2005 included in our results of operations was as follows (in millions):

• 2007	$1.5

• 2006	$0.9

• 2005	$0.8

Please refer to Note 9 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Assumptions/Approach Used

In connection with the 2007 granting of shares under the Omnibus plan, each option is to vest in four equal annual installments and to have a term of seven years. The restricted shares/restricted share units will generally vest, in full, upon the three–year anniversary of the date of grant, thus stressing the retentive aspect of these awards. The full vesting of performance share units is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which will reinforce the importance of achieving the Corporation’s profitability objectives. The performance period will be measured in three-year periods with overlapping cycles.

We estimated the fair value of stock options granted during 2007 using the Black—Scholes—Merton option valuation model (“BSM”). We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three to four years. The stock options that were granted during 2007 vest 25% on each grant anniversary date over four years of continued employment. Restricted stock awards vest 100% at the third anniversary.

The weighted average fair value per share of stock options granted by us during 2007 was $16.31. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock options valuation model for 2007 and the paragraphs below this table summarizes each assumption:

Expected volatility                  33.3% - 45%

Risk free Interest rate (range)   4.55% - 4.98%

Expected dividends                 None

Expected term (years)             0.3 – 5

Population stratification under SFAS No. 123(R), provides that a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. We have stratified our employee population into two groups: (i) “insiders,” who are the Section 16 filers under SEC rules; and (ii) “non-insiders,” who are the rest of the employee population.

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. As the Corporation has no history prior to July 31, 2007, we have used historical peer-group volatility. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies in the same or similar industries as the Corporation. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility.

Sensitivity Analysis

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated compensation expense during 2007 were 10% higher, our 2007 after-tax loss from continuing operations would increase by approximately $ 0.1 million, or less than $0.01 per diluted share.

Balance Sheet or Income Statement Caption/ Nature of Critical Estimate Item

Assumptions/Approach Used

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires us to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We have estimated pre-vesting option forfeitures and recorded share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123(R), we also used an estimated forfeiture rate.

Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised.

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

Sensitivity Analysis

Impact of Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement, an Amendment to ARB No. 51, which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS No. 141(R), Business Combinations. The adoption of SFAS No. 160 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations, which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to; 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; and 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

Key Financial Statement Components

Consolidated Statements of Operations

Our revenues are comprised primarily of product revenues and are derived from the sale of prescription drugs through our institutional pharmacies. The majority of our product revenues are derived on a fee-for-service basis. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacy.

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. In addition, cost of product includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of goods also includes labor, delivery costs and other costs attributable to the dispensing of medications.

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

Consolidated Balance Sheets

Our assets include cash and cash equivalent investments, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations and financing activities, and primarily includes deposits with banks or other financial institutions. Our cash equivalent investments include money market funds that have average maturities of less than three months.

Accounts receivable primarily consist of amounts due from Prescription Drug Plans under Medicare Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies, and private payors, net of allowances for doubtful accounts, as well as contractual allowances.

Inventories reflect the cost of prescription products held for dispensing by our institutional pharmacies and are recorded on a first-in, first-out basis, net of allowances for losses. We perform monthly inventory counts and record our inventories and cost of goods sold based on such monthly inventories. We also include an estimate for returns on inventories.

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses and stock-based compensation. Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

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

Cost of Goods Sold: Represents the actual cost of drugs on a first-in, first-out (“FIFO”) basis, direct costs associated with filling the prescriptions such as salaries of pharmacists and pharmacy technicians, delivery costs and an allocation of the other direct costs of the pharmacy. Included in the cost of goods sold is also the direct costs associated with pharmacy consulting and the direct costs of hospital management contracts.

DNA: Data not available.

Integration, merger related costs and other charges: Represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen and their respective mergers. The definition also represents costs of integrating information systems, duplicative costs associated with merging overall corporate functions and the consolidation of pharmacies within a similar location.

NA: Represents not applicable.

NM: Represents not meaningful.

Prescriptions Dispensed: Represents a prescription filled for an individual patient. A prescription will usually be for a 15 or 30 day period and will include only one drug type.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts):

	Years Ended December 31,
	2007		Increase (Decrease)		2006		Increase (Decrease)		2005
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Revenues
Institutional pharmacy	$1,163.0	95.5	$560.8	93.1%	$602.2	92.3	$126.4	26.6%	$475.8	91.1
Hospital management	54.8	4.5	4.4	8.7%	50.4	7.7	4.0	8.6%	46.4	8.9

Total revenues	1,217.8	100.0%	565.2	86.6%	652.6	100.0%	130.4	25.0%	522.2	100.0%

Cost of goods sold
Institutional pharmacy	1,000.3	82.1	482.2	93.1%	518.1	79.4	114.6	28.4%	403.5	77.3
Hospital management	43.7	3.6	3.9	9.8%	39.8	6.1	4.2	11.8%	35.6	6.8

Total cost of goods sold	1,044.0	85.7%	486.1	87.1%	557.9	85.5%	118.8	27.1%	439.1	84.1%

Gross profit
Institutional pharmacy	162.7	13.4	78.6	93.5%	84.1	12.9	11.8	16.3%	72.3	13.8
Hospital management	11.1	0.9	0.5	4.7%	10.6	1.6	(0.2)	(1.9)%	10.8	2.1

Total gross profit	$173.8	14.3%	$79.1	83.5%	$94.7	14.5%	$11.6	14.0%	$83.1	15.9%

Institutional Pharmacy
Volume Information
Prescriptions dispensed (millions)	24.8		12.2	96.8%	12.6		2.3	22.3%	10.3
Revenue per prescription dispensed	$46.90		$(.89)	(1.9)%	$47.79		$1.60	3.5%	$46.19
Gross profit per prescription dispensed	$6.56		$(.11)	(1.6)%	$6.67		$(.35)	5.0%	$7.02
Customer licensed beds
Beginning of period	102,571		9,289	10.0%	93,282		27,087	40.9%	66,195
Additions—Organic	22,838		8,129	55.3	14,709		4,075	38.3	10,634
Additions—Acquisition	237,538		232,680	NM	4,858		(18,682)	(79.4)	23,540
Losses	(25,983)		(15,927)	158.4	(10,056)		(3,408)	51.3	(6,648)
Other	79		301	135.6	(222)		217	(49.4)	(439)

End of period	337,043		234,472	228.6%	102,571		9,289	10.0%	93,282

Hospital Management
Volume Information
Hospital management
contracts serviced	86		5	6.2%	81		8	11.0%	73

Revenues

The increase in institutional pharmacy revenues of $560.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006 was primarily the result of the acquisition of PharMerica LTC which accounted for $528.8 million or 94% of the total increase. Revenues from three pharmacies acquired in 2006 accounted for $14.2 million or 3% while the opening of five new locations contributed $16.5 million of the increase. The remaining increase of $1.3 million was a result of same-store volume and rate changes. The decrease in revenue per prescription dispensed was primarily the result of declines in customer pricing mix. Revenues were also impacted by net customer losses during the year.

The $4.4 million increase in hospital management revenues for the year ended December 31, 2007, compared to the year ended December 31, 2006 resulted from an increase in the number hospitals serviced as well as certain contractually provided management fee increases.

The increase of $126.4 million in institutional pharmacy revenues for the year ended December 31, 2006 over the prior year amount of $475.8 million was primarily related to the recognition of a full year of operating results from 2005 acquisitions, three new acquisitions in 2006 and the opening of five new locations in 2006. Revenues from entities acquired in 2005 and 2006 resulted in increased revenues of approximately $67.4 million or 53% for the year ended December 31, 2006 compared to the same period in the prior year. The Corporation derived approximately $3.2 million or 3% of revenues from its start up locations in 2006. The remaining increase in revenues of $55.8 million or 44% was the result of a 0.9 million increase in the number of same-store prescriptions dispensed combined with a 4% increase in same-store revenues per prescription.

The $4.0 million increase in hospital management revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was attributable to increases in the number of contracts serviced in the period and certain contractually provided management fee increases based on the consumer price index.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $482.2 million for the year ended December 31, 2007 compared to the same period in 2006. The acquisition of PharMerica LTC accounted for $450.5 million or 93% of the increase and a change in estimate associated with the accounting for rebates reduced cost of goods sold by $3.1 million for the period ended December 31, 2007. The 2006 acquisitions contributed an estimated $12.7 million to the increase and the 2006 new store openings contributed an estimated $14.3 million, both representing approximately 3% of the increase. The remaining increase of $7.8 million was due to the same store increase in non-drug costs.

The increase of $114.6 million in institutional pharmacy costs of goods sold for the year ended December 31, 2006 over the prior year amount of $403.5 million was primarily related to the recognition of a full year operating results from 2005 acquisitions, three new acquisitions in 2006 and the 2006 new store openings. Cost of goods sold from entities acquired in 2005 and 2006 resulted in increased cost of goods sold of approximately $61.2 million or 53% of the total increase for the year ended December 31, 2006 compared to the same period in the prior year. The Corporation recognized approximately $3.0 million or 3.0% in cost of goods sold from its start up locations in 2006. Other factors contributing to the increased cost of goods sold between 2006 and 2005 of $50.4 million was primarily the result of costs associated with the year over year increase in prescriptions dispensed, including labor costs, as well as a 4.6% increase in cost of goods sold per prescription. The increase in cost of goods sold per prescription was primarily the result of product mix changes associated with the implementation of Medicare Part D.

The Hospital Management cost of goods sold increased $3.9 million and $4.2 million for the years ended December 31, 2007 and 2006, respectively, over the comparable prior year periods. Cost of goods sold for the Hospital Management segment is primarily related to labor costs, and increased as a result of the provision of management services to an additional six hospitals in 2007 and eight hospitals in 2006, combined with the impact of wage inflation.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2007		Increase (Decrease)		2006		Increase (Decrease)		2005
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Gross Profit and Operating Expenses
Institutional pharmacy	$162.7	13.4%	$78.6	93.5%	$84.1	12.9%	$11.8	16.3%	$72.3	13.8%
Hospital management	11.1	0.9	0.5	4.7	10.6	1.6	(0.2)	(1.9)	10.8	2.1

Gross profit	173.8	14.3	79.1	83.5	94.7	14.5	11.6	14.0	83.1	15.9
Selling, general and administrative expenses	141.4	11.6	74.1	110.1	67.3	10.3	20.6	44.1	46.6	8.9
Amortization expense	5.0	0.4	1.6	47.1	3.4	0.5	1.3	61.9	2.2	0.4
Integration, merger related costs and other charges	57.7	4.8	54.8	NM	2.9	0.4	2.9	NM	—	—
Interest expense (income), net	7.2	0.6	7.3	NM	(0.1)	—	(0.1)	NM	—	—

Income (loss) before provision for income taxes	(37.5)	(3.1)	(58.7)	(276.9)	21.2	3.3	(13.1)	(38.2)	34.3	6.6
Provision (benefit) for income taxes	(13.4)	(1.1)	(21.8)	(259.5)	8.4	1.3	(4.9)	(36.8)	13.3	2.6

Net income (loss)	$(24.1)	(2.0)%	$(36.9)	(288.3)%	$12.8	2.0%	$(8.2)	(39.0)%	$21.0	4.0%

Institutional gross profit for the year ended December 31, 2007 was $162.7 million or $6.56 per prescription dispensed. Institutional gross profit margin for the year ended December 31, 2007 was 14.0% of institutional revenue. This compares to institutional gross profit of $84.1 million or $6.67 per prescription dispensed for the year ended December 31, 2006. As a percent of institutional revenue gross profit margin was 14.0% for the year ended December 31, 2006. Institutional gross profit per prescription decreased $0.11 or 1.6% primarily as a result of competitive pricing issues, which resulted in a decline in revenue per prescription dispensed by $.89 per prescription.

Institutional gross profit for the year ended December 31, 2005 was $72.3 million or $7.02 per prescription dispensed. Institutional gross profit margin for the year ended December 31, 2005 was 15.2% of revenue. The decline in gross profit margin from 15.2% in 2005 to 14.0% in 2006 was primarily the result of weak results from pharmacies acquired in 2005 and transition issues and product mix changes associated with the conversion to the Medicare Part D program.

Selling, general and administrative expenses (excluding items shown separately below)

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (dollars in millions):

	Years Ended December 31,
	2007		Increase (Decrease)		2006		Increase (Decrease)		2005
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$68.9	5.7%	$35.6	106.9%	$33.3	5.1%	$7.0	26.6%	$26.3	5.0%
Provision for doubtful accounts	16.2	1.3	8.9	121.9	7.3	1.1	8.4	NM	(1.1)	(0.2)
Supplies	3.7	0.3	1.1	42.3	2.6	0.4	0.7	36.8	1.9	0.3
Travel expenses	4.7	0.4	1.7	56.7	3.0	0.5	0.8	36.4	2.2	0.4
Professional fees	5.6	0.5	3.8	211.1	1.8	0.3	0.5	38.5	1.3	0.2
Stock-based compensation	1.5	0.1	0.6	66.7	0.9	0.1	0.1	12.5	0.8	0.2
Management fee	8.4	0.7	(3.1)	(27.0)	11.5	1.8	0.6	5.5	10.9	2.1
Depreciation	6.4	0.5	5.5	611.1	0.9	0.1	0.2	28.6	0.7	0.1
Rent	5.3	0.4	4.5	562.5	0.8	0.1	—	—	0.8	0.2
Other Costs	20.7	1.7	15.5	298.1	5.2	0.8	2.3	79.3	2.9	0.6

Total Selling, general and administrative expenses	$141.4	11.6%	$74.1	110.1%	$67.3	10.3%	$20.6	44.1%	$46.7	8.9%

The increase of $74.1 million in selling, general and administrative expenses for the year ended December 31, 2007 compared to December 31, 2006, was primarily attributable to the acquisition of PharMerica LTC which accounted for $64.3 million or 87% of the increase. The remaining increase of $9.8 million, of which $7.2 million was labor related costs, was a result of increased overhead in anticipation of the Pharmacy Transaction as well as increases in personnel to service additional pharmacies from acquisitions and new pharmacy openings.

The increase of $20.6 million in selling, general and administrative expenses for the year ended December 31, 2006 over the prior year amount of $46.7 million is primarily attributable to the increased overhead of approximately $16.0 million necessary to support the 2005 and 2006 acquisitions and the 2006 new pharmacy openings. The increase in provision for doubtful accounts was driven primarily by $5.2 million in bad debts recognized by pharmacies acquired in 2005 and 2006 as well as a favorable bad debt adjustment of $2.8 million in 2005. Selling, general and administrative expenses in 2005 also included a $1.0 million charge related to a special recognition payment to non-executive caregivers and employees. The remaining changes in selling, general and administrative expenses relate to normal operating expenses incurred in the period compared to the prior year.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues
Leasehold improvements	$2.7	0.2%	$0.6	0.1%	$0.4	0.1%
Equipment and software	12.7	1.1	4.8	0.7	3.2	0.6
Leased equipment	0.2	—	—	—	—	—

Total depreciation expense	$15.6	1.3%	$5.4	0.8%	$3.6	0.7%

Depreciation expense recorded in cost of goods sold	$8.8	0.7%	$4.5	0.7%	$2.9	0.6%
Depreciation expense recorded in selling, general & administrative expenses	6.4	0.6	0.9	0.1	0.7	0.1
Depreciation expense recorded in integration, merger related costs and other charges	0.4	—	—	—	—	—

Total depreciation expense	$15.6	1.3%	$5.4	0.8%	$3.6	0.7%

Total capital expenditures	$16.7	1.4%	$9.9	1.5%	$7.0	1.3%

The increase of $10.2 million in depreciation expense for the year ended December 31, 2007 over the prior year amount of $5.4 million is primarily related to the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure. The Corporation recognized approximately $6.3 million in depreciation expense from assets acquired in the Pharmacy Transaction for 2007.

The increase of $1.8 million in depreciation expense for the year ended December 31, 2006 over the prior year amount of $3.6 million is primarily related to depreciation associated with assets acquired in 2006 and 2005 as well as the opening of new pharmacy locations and acquisitions in 2006.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues
Trade names	$0.6	—%	$—	—%	$0.4	0.1%
Non-compete agreements	0.4	—	0.4	—	0.2	—
Customer relationships	4.0	0.4	3.0	0.5	1.6	0.3

Total amortization expense	$5.0	0.4%	$3.4	0.5%	$2.2	0.4%

As a result of the PharMerica LTC acquisition, amortization expense increased by $1.6 million for the year ended December 31, 2007. The increase in amortization expense in 2006 compared to 2005 of $1.2 million is a result of intangibles acquired from 2006 pharmacy acquisitions as well as a full year of amortization expense related to the 2005 acquisitions.

Integration, merger related costs and other charges

Integration, merger related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2007	2006	2005
Integration costs and other charges
Allowance for doubtful accounts	$27.9	$—	$—
Professional and advisory fees	1.1	—	—
General and administrative	0.6	—	—
Employee costs	0.6	—	—
Severance costs	1.1	—	—
Facility costs	2.6	—	—

	33.9	—	—

Merger related costs
Professional and advisory fees	8.0	2.9	—
General and administrative	5.4	—	—
Employee costs	7.6	—	—
Severance costs	2.0	—	—
Facility costs	0.7	—	—
Other costs	0.1	—	—

	23.8	2.9	—

Total integration, merger related costs and other charges	$57.7	$2.9	$—

For the years ended December 31, 2007 and 2006, the Corporation expensed approximately $57.7 million and $2.9 million, respectively of integration, merger related costs and other charges. The negative impact on dilutive earnings per share was $1.74 for the year ended December 31, 2007. No similar costs were incurred by the Corporation in 2005 related to the Pharmacy Transaction.

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to integration, merger related costs and other charges is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per share impact of $0.84.

The Corporation also incurred integration, merger related costs and other charges through December 31, 2007 related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC and costs to integrate information systems and duplicate costs associated with merging the overall corporate function of KPS and PharMerica LTC.

During the year ended December 31, 2007, there were four pharmacy locations impacted by consolidation which we completed during the fourth quarter of 2007.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2007	2006	2005
Interest expense:
Term A—$250 million	$7.4	$—	$—
Revolver (including commitment fees and letters of credit fees)	0.2	—	—

Subtotal	7.6	—	—
Other:
Interest income	(0.6)	(0.1)
Amortization of deferred financing fees	0.2	—	—

Total interest expense	$7.2	$(0.1)	$—

Weighted average interest rate:
Term A—$250 million revolver	6.32%	—	—
LIBOR—1 month, at beginning of period	5.32%	4.39%	2.40%
LIBOR—3 month, at beginning of period	5.36%	4.54%	2.57%
LIBOR—1 month, at end of period	4.60%	5.32%	4.39%
LIBOR—3 month, at end of period	4.70%	5.36%	4.54%

Interest expense increased during 2007 as a result of the Corporation closing on, and borrowing under, the Credit Agreement in 2007 versus historically utilizing cash flows from operations and from Kindred to finance the operations of the business. During 2007 the Corporation paid down $25.0 million in borrowings under the Credit Agreement. The current applicable margin spread over the LIBOR is 1.25% at December 31, 2007.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (dollars in millions):

	For the years ended December 31,
	2007	2006	2005
Tax provision (benefit)	$(13.4)	$8.4	$13.3

Tax provision (benefit) as a percentage of income (loss)	(35.7)%	39.6%	38.8%

Our effective tax rate for the year ended December 31, 2007 was 35% for the federal rate, 3.6% for the effective state rate and (2.9)% for the permanent differences. The effective tax rate for the year ended December 31, 2006 was 35% for the federal rate, 3.5% for the state rate and 1.1% for permanent differences. The effective tax rate for the year ended December 31, 2005 was 35% for the federal rate, 3.5% for the state rate and 0.3% for permanent differences.

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

The Corporation expects to achieve certain cost savings resulting from operating efficiencies, synergies or other restructuring activities that might result from the Pharmacy Transaction. From July 31, 2007 through the completion of our consolidation process, the Corporation expects to achieve $30.0 million of annual savings as a result of the Pharmacy Transaction, but actual results may be materially different than our expected savings. Notwithstanding these anticipated savings, we will experience some increased costs associated with the transition to, and status as, a stand-alone, publicly traded company.

Cash Flows. The following table presents selected data from our consolidated statements of cash flows (dollars in millions):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$36.3	$10.0	$5.3
Net cash used by investing activities	(22.0)	(25.0)	(109.5)
Net cash provided by financing activities	14.0	17.3	103.6

Net increase (decrease) in cash and cash equivalents	28.3	2.3	(0.6)
Cash and cash equivalents at beginning of period	3.7	1.4	2.0

Cash and cash equivalents at end of period	$32.0	$3.7	$1.4

Operating Activities. Net cash provided by operating activities of $36.3 million for the year ended December 31, 2007 reflects a net loss of $24.1 million, with non-cash adjustments for integration, merger related costs and other charges of $35.1 million, provision for bad debt of $16.2 million and depreciation and amortization expense of $20.2 million. Also contributing to cash provided by operating activities was an increase in cash flows from accounts payable, salaries, benefits and other liabilities of $33.7 million. These increases were offset by a $30.1 million change in accounts receivable resulting primarily from increases in receivables from Kindred, and inventories, prepaid and other asset amounts of $2.2 million recorded to establish the infrastructure of the Corporation. Deferred income taxes had the effect of reducing operating cash by $13.4 million.

The $26.3 million increase in net cash provided by operating activities in 2007 compared to 2006 is primarily the result of non-cash adjustments related to integration, merger related costs and other charges of $35.1 million. Integration, merger related costs and other charges is comprised of $27.9 million related to a change in accounting estimate to increase the allowance for doubtful accounts with respect to the Corporation’s accounts receivable, as well as expenses associated with unpaid severance and other facility costs. Depreciation and amortization expense also increased $11.4 million resulting from the assets acquired in or otherwise necessary as part of the Pharmacy Transaction and the amortization associated with the identifiable intangibles of $44.5 million also related to the Pharmacy Transaction. Inventories provided cash from operating activities of $5.1 million for the year ended December 31, 2007 when compared to the year ended December 31, 2006 primarily as a result of the 2006 growth in inventories for the new store openings. Accounts payable, accrued expenses and other liabilities as of December 31, 2007 increased approximately $24.7 million from prior year, driven primarily by increased liabilities associated with corporate overhead costs and inventory levels historically not a component of the historical business of the Corporation. As of December 31, 2007, the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $25.3 million, which is included in accounts payable in the accompanying consolidated balance sheet. These amounts were offset by changes in our deferred taxes of $11.8 million and accounts receivables of $10.2 million in the year, primarily, resulting from the Pharmacy Transaction.

Investing Activities. The net cash used in investing activities of $22.0 million for the year ended December 31, 2007 reflects the purchase of equipment and leasehold improvements of $16.7 million and acquisitions, net of cash acquired of $5.6 million partially offset by other items of $0.3 million. Capital expenditures for the year ended December 31, 2007 are recurring purchases associated with the system development and integration of the Corporation’s business operations.

Financing Activities. The net cash provided by financing activities was $14.0 million for the year ended December 31, 2007 representing net contributions from the former parent of KPS.

Total cash and cash equivalents as of December 31, 2007 were $32.0 million. Total cash and cash equivalents as of December 31, 2006 were $3.7 million. The increase of $28.3 million in cash and cash equivalents for 2007 primarily reflects cash flows from operations.

Credit Agreement

On the Closing Date, the Corporation entered into a Credit Agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent. The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the loans made to KPS and PharMerica LTC to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012. There is no scheduled amortization under the term loan facility but the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of December 31, 2007, borrowings under the Credit Agreement bore at a blended rate of 6.57%, including the applicable margin of 1.25%, per annum based upon the one month and three month adjusted LIBO Rate (without giving effect to the interest rate swap transaction discussed below) and the Corporation had approximately $149.3 million available under the revolving credit facility. The Corporation repaid $20.0 million on the revolving credit facility and $25.0 million on the Term A Loan in 2007.

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

The Corporation had a total of $250.0 million outstanding of Term Loan A debt as of December 31, 2007 under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of December 31, 2007. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of December 31, 2007 was $0.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $149.3 million as of December 31, 2007.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008;

2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.75:1.00 for the period from the Closing Date through June 30, 2008; 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter (the leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade). The Credit Agreement provides for the Corporation to use an adjusted EBITDA number in conjunction with the calculation of the leverage ratio. This adjusted EBITDA used in connection with the leverage ratio calculation pursuant to the Credit Agreement is not the same calculation the Corporation uses to determine the Adjusted EBITDA. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.00% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ending December 31, 2008.

The financial covenant ratio and requirements are as follows:

	Requirement	Level at December 31, 2007
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	2.57
Maximum Leverage Coverage Ratio	< = 4.75 to 1.00	2.99
Capital Expenditure	< = 3.00%	1.40%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount at an annual fixed rate of 5.123% plus applicable margin (1.25%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate plus applicable margin (1.25%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of December 31, 2007.

The fair value of the interest rate swap agreement is the amount at which it could be settled. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying consolidated balance sheet at its fair value.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction,, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years. The Corporation also agreed to a minimum purchase volume equal to $1.0 billion in the first year of the Prime Vendor Agreement.

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. For the year ended December 31, 2007 the Corporation purchased a total of $533.5 million under the terms of the Prime Vendor Agreement. As of December 31, 2007 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $25.3 million, which is included in accounts payable in the accompanying consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $7.3 million to Kindred under the terms of the IT Services Agreement for the year ended December 31, 2007. As of December 31, 2007, the Corporation had approximately $2.9 million in accounts payable related to the IT Services Agreement.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to the Kindred TSA, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default. The Corporation incurred approximately $0.8 million under the terms of the Kindred TSA for the year ended December 31, 2007, which is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2007, the Corporation had approximately $0.2 million in accounts payable related to the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to the AmerisourceBergen TSA, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.2 million to AmerisourceBergen under the terms of the AmerisourceBergen TSA for the year ended December 31, 2007, which is included in selling, general and administrative expenses in the accompanying statements of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “Contractual Obligations” below.

Contractual Obligations

The Corporation is obligated to make future payments under various contracts such as long-term purchase obligations, debt agreements, and lease agreements, and has certain commitments such as guarantees. The Corporation has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information.

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2007 (in millions):

	2008	2009	2010	2011	2012	Thereafter
Operating activities:
Prime Vendor Agreement(1)	$1,000.0	$—	$—	$—	$—	$—
Operating leases	16.1	11.8	8.1	4.9	2.9	8.4
Technology service agreement	17.6	17.6	17.6	17.6	10.3	—

Investing activities:
Contingent payments related to acquisitions	1.0	—	—	—	—	—

Financing activities:
Total debt and estimated interest	16.0	15.8	15.5	15.5	259.0	—

Totals	$1,050.7	$45.2	$41.2	$38.0	$272.2	$8.4

(1)	Under the Prime Vendor Agreement the Corporation is required to purchase 95% of its drug purchases through AmerisourceBergen.

Following Represents the Fourth Quarter 2007 Results

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions):

	Quarter Ended December 31,
	2007		Increase (Decrease)		2006
	Amount	% of Revenues			Amount	% of Revenues
Revenues
Institutional pharmacy	$478.0	97.1	$321.7	205.8%	$156.3	92.4
Hospital management	14.2	2.9	1.3	10.1%	12.9	7.6

Total revenues	492.2	100.0%	323.0	190.9%	169.2	100.0%

Cost of goods sold
Institutional pharmacy	406.0	82.5	265.2	188.4%	140.8	83.2
Hospital management	11.1	2.2	0.9	8.8%	10.2	6.0

Total cost of goods sold	417.1	84.7%	266.1	176.2%	151.0	89.2%

Gross profit
Institutional pharmacy	72.0	14.7	56.5	364.5%	15.5	9.2
Hospital management	3.1	0.6	0.4	14.8%	2.7	1.6

Total gross profit	$75.1	15.3%	$56.9	312.6%	$18.2	10.8%

Institutional Pharmacy
Volume Information
Prescriptions dispensed (millions)	10.1		6.7	197.1%	3.4
Revenue per prescription dispensed	$47.33		$1.4	3.0%	$45.97
Gross profit per prescription dispensed	$7.13		$2.57	56.4%	$4.56
Customer licensed beds
Beginning of period	342,177		239,677	233.8%	102,500
Additions	6,029		3,305	121.3	2,724
Losses	(10,383)		(7,892)	316.8	(2,491)
Other	(780)		(618)	381.5	(162)

End of period	337,043		234,472	228.6%	102,571

Hospital Management
Volume Information
Hospital management contracts serviced	86		5	6.2%	81

Revenues

The increase in institutional pharmacy revenues for the quarter ended December 31, 2007 was primarily related to the acquisition of PharMerica LTC on July 31, 2007. The PharMerica LTC acquisition resulted in $322.6 million of increased revenue for the quarter ended December 31, 2007. Same store volume decreases of 70,000 prescriptions decreased revenue by $3.2 million which was partially offset by an increase in the same store revenue per prescription dispensed which increased revenue by $2.3 million. The decrease was related to decreases in customer licensed beds under contract.

The increase in hospital management revenues was attributable to increases in the number of contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $265.2 million for the quarter ended December 31, 2007, as compared to the same period in the prior year. The acquisition of PharMerica LTC accounted for an increase of $275.2 million. After consideration of the acquisition of PharMerica LTC, cost of goods sold decreased by $10.0 million which was comprised of $2.9 million related to the prescription decreases described above and $7.1 million related to a 5.1% decrease in the cost of goods sold per prescription dispensed.

The hospital management cost of goods sold increased $0.9 million for the quarter ended December 31, 2007, over the comparable 2006 period. Cost of goods sold for the hospital management segment is primarily related to labor costs, and increased as a result of the provision of management services to an additional six hospitals combined with the impact of wage inflation.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended December 31,
	2007		Increase (Decrease)		2006
	Amount	% of Revenues			Amount	% of Revenues
Gross Profit:
Institutional Pharmacy	$72.0	14.7%	$56.5	364.5%	$15.5	9.2%
Hospital Management	3.1	0.6	0.4	14.8	2.7	1.6

Total Gross Profit	75.1	15.3	56.9	312.6	$18.2	10.8
Selling, general and administrative expenses	60.2	12.2	41.6	223.7	18.6	11.0
Amortization expense	1.6	0.3	0.7	77.8	0.9	0.5
Integration, merger related costs and other charges	5.2	1.1	3.4	188.9	1.8	1.1
Interest expenses (income), net	4.1	0.9	4.1	NM	—	—

Income (loss) before provision for income taxes	4.0	0.8	7.1	(229.0)	(3.1)	(1.8)
Provision (benefit) for income taxes	1.2	0.2	2.4	(200.0)	(1.2)	(0.7)

Net income (loss)	$2.8	0.6%	$4.7	(247.4)%	$(1.9)	(1.1)%

Gross profit for the fourth quarter ended December 31, 2007 was $75.1 million. Gross profit margin for the fourth quarter of 2007 was 15.3%. This compares to a gross profit of $18.2 million for the fourth quarter of 2006. Gross profit margin for the fourth quarter of 2006 was 10.8%. Of the $56.9 million increase in gross profit, approximately $47.4 million is related to the acquisition of PharMerica LTC. Licensed beds declined during the fourth quarter of 2007 by 5,134 primarily as a result of nursing facility chains opening their own pharmacies and facilities being closed or otherwise sold.

Selling, general and administrative expenses (excluding items shown separately below)

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (dollars in millions):

	Quarter Ended December 31,
	2007		Increase (Decrease)		2006
	Amount	% of Revenues			Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$30.4	6.2%	$21.7	249.4%	$8.7	5.1%
Provision for doubtful accounts	5.5	1.1	4.9	816.7	0.6	0.4
Supplies	1.4	0.3	0.7	100.0	0.7	0.4
Travel expenses	1.5	0.3	0.7	87.5	0.8	0.5
Professional fees	2.7	0.5	2.2	440.0	0.5	0.3
Stock-based compensation	0.9	0.2	0.5	125.0	0.4	0.2
Management fee	—	—	(3.5)	(100.0)	3.5	2.1
Depreciation	4.1	0.8	3.8	1,266.7	0.3	0.2
Rent	3.2	0.7	3.0	1,500.0	0.2	0.1
Other costs	10.5	2.1	7.6	262.1	2.9	1.7

Total selling, general and administrative expenses	$60.2	12.2%	$41.6	223.7%	$18.6	11.0%

Total labor costs increased $21.7 million for the quarter ended December 31, 2007, over the comparable period in the prior year, of which $16.9 million related to the acquisition of PharMerica LTC. The remaining increase was primarily a result of increased overhead in anticipation of the Pharmacy Transaction as well as increases in personnel to service additional pharmacies from acquisitions and new pharmacy openings.

The remaining selling, general and administrative costs increased $19.9 million for the quarter ended December 31, 2007, over the comparable period in the prior year, of which $21.7 million related to costs associated with the acquisition of PharMerica LTC. For the quarter ended December 31, 2007, compared to the same period in 2006, the remaining decrease of $1.8 million was primarily related to the 2006 management fee allocations partially offset by general overall increases. The provision for doubtful accounts for the fourth quarter ended December 31, 2007 was favorably impacted by $1.7 million related to the settlement of certain customer accounts receivable. This amount had been fully reserved prior to the Pharmacy Transaction.

Integration, merger related costs and other charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation as follows (dollars in millions):

	Quarter Ended December 31,
	2007	2006
Integration costs and other charges
Allowance for doubtful accounts	$—	$—
Professional and advisory fees	1.1	—
General and administrative	0.6	—
Employee costs	0.5	—
Severance costs	0.6	—
Facility costs	2.6	—

	5.4	—

Merger related costs
Professional and advisory fees	—	1.8
General and administrative	—	—
Employee costs	—	—
Severance costs	(0.2)	—
Facility costs	—	—
Other costs	—	—

	(0.2)	1.8

Total integration, merger related costs and other charges	$5.2	$1.8

For the quarter ended December 31, 2007 the Corporation expensed approximately $5.2 million of integration, merger related costs and other charges. The impact on earnings per share was a decrease of $0.12 for the quarter ended December 31, 2007.

The Corporation also incurred integration, merger related costs and other charges through December 31, 2007 related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC and costs to integrate information systems and duplicate costs associated with merging the overall corporate function of KPS and PharMerica LTC.

During the quarter ended December 31, 2007, there were four pharmacy locations impacted by consolidation.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods as follows (dollars in millions):

	Quarter Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$1.3	0.3%	$0.2	0.1%
Equipment and software	5.8	1.2	1.4	0.8
Leased equipment	0.1	—	—	—

Total depreciation expense	$7.2	1.5%	$1.6	0.9%

Depreciation expense recorded in cost of goods sold	$3.1	0.6%	$1.3	0.7%
Depreciation expense recorded in selling, general & administrative expenses	4.1	0.9	0.3	0.2
Depreciation expense recorded in integration, merger related costs and other charges	—	—	—	—

Total depreciation expense	$7.2	1.5%	$1.6	0.9%

Total Capital Expenditures	$2.2	0.4%	$3.1	1.8%

Depreciation expense increased for the quarter ended December 31, 2007, over the comparable prior year period, primarily as a result of the acquisition of PharMerica LTC, which increased depreciation expense by $3.8 million. The 2007 periods also reflect $0.4 million related to the acceleration of depreciation for assets that will no longer be used once certain system conversions take place. The remaining increase over prior year periods increased in direct relation to capital expenditures.

Amortization expenses represents the following (dollars in millions):

	Quarter Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$—	—%
Non-compete agreements	0.1	—	0.1	—
Customer relationships	1.1	0.2	0.8	0.5

Total amortization expense	$1.6	0.3%	$0.9	0.5%

As a result of the PharMerica LTC acquisition, amortization expense increased by $0.6 million for the quarter ended December 31, 2007.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended December 31,
	2007	2006
Interest expense:
Term A—$250 million	$4.2	$—
Revolver (including commitment fees and letters of credit fees)	0.1	—

Subtotal	4.3	—
Other:
Interest income	(0.3)	—
Amortization of deferred financing fees	0.1	—

Total interest expense	$4.1	$—

Weighted average interest rate:
Term A—$250 million revolver	6.32%	—
LIBOR—1 month, at beginning of period	5.12%	5.32%
LIBOR—1 month, at end of period	4.60%	5.32%
LIBOR—3 months, at beginning of period	5.23%	5.37%
LIBOR—3 months, at end of period	4.70%	5.36%

Interest expense for the quarter ended December 31, 2007 was $4.1 million as a result of the borrowings under the Credit Agreement partially offset by interest income on short-term investments. There was no interest expense in the comparable 2006 period as a result of no debt being outstanding and the fact that operations of the business were financed by cash flows from operations as well as funding from Kindred. The Corporation paid down $15.0 million in borrowings in the fourth quarter of 2007. The current applicable margin over the LIBOR is at 1.25%

Tax Provision (Benefit)

The tax provision (benefit) for the quarters ended December 31, 2007 and 2006 was as follows (dollars in million):

	Quarter Ended December 31,
	2007	2006
	Amount	Amount
Tax provision (benefit)	$1.2	$(1.2)

Tax provision (benefit) as a percentage of income (loss)	30.0%	(38.7)%

Our effective tax rate for the three months ended December 31, 2007 was 35% for the federal rate, 3.6% for the effective state rate, and (8.6)% for the permanent differences. The effective tax rate for the three months ended December 31, 2006 was 35% for the federal rate, 3.5% for the state rate and 0.2% for permanent differences.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2007 and 2006:

Statement of Cash Flows

	Quarter Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2.8	$(1.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7.2	1.6
Amortization	1.6	0.9
Provision for bad debt	5.5	0.6
Integration, merger related costs and other charges	0.4	—
Stock-based compensation	0.9	0.4
Amortization of deferred financing fees	0.1	—
Deferred income taxes	9.3	(0.6)
Loss (gain) on sales of property plant and equipment	(0.8)	—
Other	(0.5)	(1.1)
Change in operating assets and liabilities:
Accounts receivable	(1.8)	1.3
Inventories and other assets	1.5	(0.7)
Prepaids and other assets	4.9	0.7
Accounts payable	(4.2)	4.6
Salaries, wages and other compensation	1.8	—
Other accrued liabilities	(5.5)	0.4

Net cash provided by operating activities	23.2	6.2

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2.2)	(3.1)
Acquisition of pharmacy businesses, net of cash acquired	(0.8)	(3.3)
Other	—	(0.6)

Net cash used in investing activities	(3.0)	(7.0)

Cash flows from financing activities:
Net contributions from (to) Former Parent	(3.3)	1.0
Repayments of long-term debt	(15.0)	—
Cash contributions received from minority stockholders	0.4	1.5

Net cash provided by (used in) financing activities	(17.9)	2.5

Change in cash and cash equivalents	2.3	1.7
Cash and cash equivalents at beginning of period	29.7	2.0

Cash and cash equivalents at end of period	$32.0	$3.7

Supplemental information:
Transfers of property and equipment from (to) Former Parent	$—	$—

Cash paid for interest	$4.5	$—

Cash paid for taxes	$0.7	$—

Supplemental schedule of investing and financing activities
Acquisitions:
Fair value of assets acquired	$4.7	$—

Fair value of liabilities assumed or incurred	$4.7	$—

Stock issued and cash paid	$—	$—

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the two years ended December 31, 2007 (dollars in millions, except per prescription, per patient amounts, and per share amounts)

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Institutional pharmacy revenues	$161.2	$159.7	$364.0	$478.0	$143.6	$145.7	$156.6	$156.3
Hospital management revenues	13.5	13.7	13.5	14.2	12.6	12.3	12.6	12.9

Total revenues	174.7	173.4	377.5	492.2	156.2	158.0	169.2	169.2
Cost of goods sold:
Institutional pharmacy	142.0	142.0	310.3	406.0	120.3	124.6	132.5	140.8
Hospital management	10.8	11.0	10.8	11.1	9.8	9.6	10.1	10.2

Total cost of goods sold	152.8	153.0	321.1	417.1	130.1	134.2	142.6	151.0
Gross Profit:
Institutional Pharmacy	19.2	17.7	53.7	72.0	23.3	21.1	24.1	15.5
Hospital Management	2.7	2.7	2.7	3.1	2.8	2.7	2.5	2.7

Total gross profit	21.9	20.4	56.4	75.1	26.1	23.8	26.6	18.2
Selling, general and administrative (excluding items below)	16.7	17.7	46.8	60.2	15.7	16.0	17.0	18.6
Amortization Expense	1.0	1.0	1.4	1.6	0.8	0.8	0.9	0.9
Integration, merger related costs and other charges	3.3	2.4	46.8	5.2	—	—	1.1	1.8

Operating income (loss)	0.9	(0.7)	(38.6)	8.1	9.6	7.0	7.6	(3.1)
Interest expense (income), net	—	—	3.1	4.1	(0.1)	—	—	—

Income (loss) before income taxes	0.9	(0.7)	(41.7)	4.0	9.7	7.0	7.6	(3.1)
Provision (benefit) for income taxes	0.4	(0.3)	(14.7)	1.2	3.8	2.8	3.0	(1.2)

Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$5.9	$4.2	$4.6	$(1.9)

Adjusted EBITDA(1)	$7.0	$4.4	$11.0	$22.1	$11.4	$8.9	$11.3	$1.2

Earnings (loss) per common share:
Basic	NM	NM	$(1.07)	$0.09	NM	NM	NM	NM
Diluted	NM	NM	$(1.07)	$0.09	NM	NM	NM	NM
Shares used in computing earnings (loss) per common share:
Basic	NM	NM	25.1	30.0	NM	NM	NM	NM
Diluted	NM	NM	25.1	30.0	NM	NM	NM	NM

Institutional Pharmacy
Volume Information
Prescriptions dispensed (millions)	3.4	3.5	7.8	10.1	3.0	3.0	3.2	3.4
Revenue per prescription dispensed	$47.41	$45.63	$46.67	$47.33	$47.87	$48.57	$48.94	$45.97
Gross profit per prescription dispensed	$5.65	$5.06	$6.88	$7.13	$7.77	$7.03	$7.53	$4.56

Customer licensed beds under contract
Beginning of period	102,571	103,326	102,471	342,177	93,282	94,132	95,323	102,500
Additions—Organic	4,137	3,322	9,059	6,029	3,580	3,445	4,960	2,724
Additions—Acquisitions	—	—	237,538	—	—	—	4,858	—
Losses	(2,867)	(4,186)	(8,567)	(10,383)	(2,760)	(2,346)	(2,463)	(2,491)
Other	(515)	9	1,676	(780)	30	92	(178)	(162)

End of period	103,326	102,471	342,177	337,043	94,132	95,323	102,500	102,571

(1)	See “Use of Non GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income.

Use of Non-GAAP Measures

The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies.

Adjusted EBITDA

				Years Ended December 31,
				2007	2006	2005	2004	2003
Net income (loss)				$(24.1)	$12.8	$21.0	$12.1	$7.1
Add:
Interest expense (income), net				7.2	(0.1)	—	—	—
Integration, merger related costs and other charges				57.7	2.9	—	—	—
Provision (benefit) for income taxes				(13.4)	8.4	13.3	7.6	4.7
Effect of change in estimate on cost of goods sold				(3.1)	—	—	—	—
Depreciation and amortization expense				20.2	8.8	5.8	2.4	2.2

Adjusted EBITDA				$44.5	$32.8	$40.1	$22.1	$14.0

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA by Quarter
Net income	$0.5	$(0.4)	$(27.0)	$2.8	$5.9	$4.2	$4.6	$(1.9)
Add:
Interest expense (income), net	—	—	3.1	4.1	(0.1)	—	—	—
Integration, merger related costs and other charges	3.3	2.4	46.8	5.2	—	—	1.1	1.8
Provision (benefit) for income taxes	0.4	(0.3)	(14.7)	1.2	3.8	2.8	3.0	(1.2)
Effect of change in estimate on cost of goods sold	—	—	(3.1)	—	—	—	—	—
Depreciation and amortization expense	2.8	2.7	5.9	8.8	1.8	1.9	2.6	2.5

Adjusted EBITDA	$7.0	$4.4	$11.0	$22.1	$11.4	$8.9	$11.3	$1.2

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

On July 31, 2007, the Corporation entered into the Credit Agreement consisting of a $275 million term loan facility and a $150 million revolving credit facility. The Corporation borrowed $275 million under the term loan portion of the Credit Agreement and an additional $20 million under the revolving credit portion of the Credit Agreement on July 31, 2007 to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. As of December 31, 2007, borrowing under the Credit Agreement bore interest at a rate of 6.21% – 6.10% per annum based upon the one month and the three month adjusted LIBO rate. As of December 31, 2007, the Corporation’s variable rate debt consisted of $50.0 million of indebtedness incurred under the Credit Agreement and the fair value of the Corporation’s outstanding variable rate debt approximates its carrying value. We have a two-year interest rate swap agreement in place to mitigate the Corporation’s floating interest rate risk on $200 million of the outstanding $250 million loans under the Credit Agreement.

Based upon the amount of variable rate debt outstanding as of December 31, 2007, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $0.5 million on an annual basis. The estimated change to the Corporation’s interest expense is determined considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances and after giving effect to the terms of the interest rate swap agreement. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PharMerica Corporation:

In our opinion, the accompanying consolidated balance sheets and related statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of PharMerica Corporation at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Louisville, KY

February 15, 2008

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006, and 2005

(Dollars and shares in millions, except per share amounts)

	2007	2006	2005
Revenues	$1,217.8	$652.6	$522.2
Cost of goods sold	1,047.1	557.9	439.1
Effect of change in estimate on cost of goods sold	(3.1)	—	—

Total cost of goods sold	1,044.0	557.9	439.1

Gross profit	173.8	94.7	83.1
Selling, general and administrative expenses	141.4	67.3	46.6
Amortization expense	5.0	3.4	2.2
Integration, merger related costs and other charges	57.7	2.9	—

Operating income (loss)	(30.3)	21.1	34.3
Interest expense (income), net	7.2	(0.1)	—

Income (loss) before income taxes	(37.5)	21.2	34.3
Provision (benefit) for income taxes	(13.4)	8.4	13.3

Net income (loss)	$(24.1)	$12.8	$21.0

Earnings (loss) per common share:
Basic	$(1.13)	NM	NM

Diluted	$(1.13)	NM	NM

Shares used in computing earnings (loss) per common share:
Basic	21.3	NM	NM

Diluted	21.3	NM	NM

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(Dollars in millions, except per share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$32.0	$3.7
Accounts receivable, net	213.0	70.4
Inventories	77.9	28.0
Deferred tax assets	27.1	7.5
Prepaids and other assets	19.5	2.9

	369.5	112.5

Equipment and leasehold improvements	87.4	38.7
Accumulated depreciation	(30.0)	(14.3)

	57.4	24.4

Deferred tax assets	58.8	—
Goodwill	111.3	45.2
Intangible assets, net	77.5	38.0
Other	5.6	16.7

	$680.1	$236.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.5	$15.8
Salaries, wages and other compensation	40.5	14.9
Other accrued liabilities	8.9	2.6

	100.9	33.3

Long-term debt	250.0	—
Deferred tax liabilities	—	1.4
Other long term liabilities	15.6	0.2
Commitments and contingencies (See Note 6)
Minority interest	4.4	3.6
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized and no shares issued, December 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 175,000,000 shares authorized; 30,360,612 shares issued and outstanding, December 31, 2007 and $100 par value; 10 shares issued and outstanding, December 31, 2006	0.3	—
Capital in excess of par value	332.9	133.7
Accumulated other comprehensive loss	(2.6)	—
Retained earnings (deficit)	(21.4)	64.6

	309.2	198.3

	$680.1	$236.8

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006, and 2005

(Dollars in millions)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(24.1)	$12.8	$21.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15.2	5.4	3.6
Amortization	5.0	3.4	2.2
Provision for bad debt	16.2	7.3	(1.1)
Integration, merger related costs and other charges	35.1	—	—
Stock-based compensation	1.5	0.9	0.8
Amortization of deferred financing fees	0.2	—	—
Deferred income taxes	(13.4)	(1.6)	(2.0)
Loss on sale of equipment	0.1	0.5	—
Other	(0.9)	(3.5)	(1.1)
Change in operating assets and liabilities:
Accounts receivable	(30.1)	(19.9)	(14.9)
Inventories and other assets	1.1	(4.0)	(4.3)
Prepaids and other assets	(3.3)	(0.3)	(0.1)
Accounts payable	23.1	4.7	(0.7)
Salaries, wages and other compensation	9.3	3.8	2.5
Other accrued liabilities	1.3	0.5	(0.6)

Net cash provided by operating activities	36.3	10.0	5.3

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(16.7)	(9.9)	(7.0)
Acquisition of pharmacy businesses, net of cash acquired	(5.6)	(11.0)	(102.8)
Capitalized business combination expenditures	—	(5.3)	—
Sale of Assets	—	1.5	—
Other	0.3	(0.3)	0.3

Net cash used in investing activities	(22.0)	(25.0)	(109.5)

Cash flows from financing activities:
Net contributions from (to) Former Parent	14.0	12.5	103.6
Proceeds from long-term revolving credit facility	20.0	—	—
Repayments of long-term revolving credit facility	(20.0)	—	—
Proceeds from long-term debt	275.0	—	—
Repayments of long-term debt	(25.0)	—	—
Proceeds from Spin-co loans	125.0	—	—
Repayment of Spin-co loans	(250.0)	—	—
Payment of debt issuance costs	(2.0)	—	—
Dividends	(125.0)	—	—
Cash contributions received from minority stockholders	2.0	4.8	—

Net cash provided by financing activities	14.0	17.3	103.6

Change in cash and cash equivalents	28.3	2.3	(0.6)
Cash and cash equivalents at beginning of period	3.7	1.4	2.0

Cash and cash equivalents at end of period	$32.0	$3.7	$1.4

Supplemental information:
Transfers of property and equipment from (to) Former Parent	$4.9	$2.6	$1.3

Cash paid for interest	$5.4	$—	$—

Cash paid for taxes	$1.4	$—	$—

Supplemental schedule of investing and financing activities:
Acquisitions:
Fair value of assets acquired	$438.1	$17.0	$107.6

Fair value of liabilities assumed or incurred	$178.8	$2.5	$4.8

Stock issued and cash paid	$259.3	$14.5	$102.8

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(Dollars in millions)

	Common Stock		Capital in Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance at December 31, 2004	10	$—	$13.9	$(0.2)	$—	$30.8	$44.5
Transactions with Kindred, net	—	—	105.1	—	—	—	105.1
Issuance of Kindred restricted stock under employee compensation plans	—	—	—	(0.5)	—	—	(0.5)
Deferred compensation amortization	—	—	—	0.3	—	—	0.3
Comprehensive income:
Net income	—	—	—	—	—	21.0	21.0

Total comprehensive income	—	—	—	—	—	21.0	21.0

Balance at December 31, 2005	10	—	119.0	(0.4)	—	51.8	170.4
Transactions with Kindred, net	—	—	14.5	—	—	—	14.5
Conversion to SFAS 123R (as defined) as of January 1, 2006	—	—	(0.4)	0.4	—	—	—
Deferred compensation amortization	—	—	0.6	—	—	—	0.6
Comprehensive income:
Net income	—	—	—	—	—	12.8	12.8

Total comprehensive income	—	—	—	—	—	12.8	12.8

Balance at December 31, 2006	10	—	133.7	—	—	64.6	198.3
Comprehensive income:
Net loss	—	—	—	—	—	(24.1)	(24.1)
Net change in fair value of interest rate swap	—	—	—	—	(2.6)	—	(2.6)

Total comprehensive loss	—	—	—	—	(2.6)	(24.1)	(26.7)

Net transfers from Former Parent	—	—	9.7	—	—	—	9.7
Dividend to Former Parent	—	—	(63.1)	—	—	(61.9)	(125.0)
Cancellation of common stock	(10)	—	—	—	—	—	—
Stock issuance—spin-off from Former Parent	15,000,000	0.2	(0.2)	—	—	—	—
Stock issuance—purchase of business	15,000,000	0.1	251.3	—	—	—	251.4
Grant and forfeiture of non-vested restricted stock	360,612	—	—	—	—	—	—
Stock-based compensation—restricted stock	—	—	0.4	—	—	—	0.4
Stock-based compensation—stock options	—	—	1.1	—	—	—	1.1

Balance at December 31, 2007	30,360,612	$0.3	$332.9	$—	$(2.6)	$(21.4)	$309.2

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 115 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

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

On August 1, 2007, the Corporation’s common stock began trading on the New York Stock Exchange under the symbol “PMC”. Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its stockholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its stockholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the stockholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards SFAS No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as two separate businesses within two different public companies, Kindred and AmerisourceBergen.

Principles of Consolidation; Parent Allocations

For all periods prior to the Pharmacy Transaction, the accompanying consolidated financial statements present the historical results of KPS’s operations during each respective period. Accordingly, these consolidated financial statements include allocations of certain expenses, as well as assets and liabilities, historically maintained by Kindred and not recorded in the accounts of KPS. Prior to the Pharmacy Transaction, Kindred corporate expenses were allocated based upon either the identification of specific costs or as a percentage of KPS revenues, where applicable. Allocated costs may not necessarily be indicative of the costs that would have been incurred by KPS if it had operated as a separate entity.

For the year ended December 31, 2007, the consolidated financial statements include the accounts of the Corporation and its subsidiaries including certain accounts of KPS prior to the Pharmacy Transaction. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Corporation has a less than 100% interest are accounted for by the equity method.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income (loss) or cash flows.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in revenue recognition, collectibility of accounts receivable, inventory valuation, supplier rebates, stock based compensation, accounting for income taxes and the valuation of long-lived assets and goodwill. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to the Corporation and/or its customers; the

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments, including the swap agreement and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

Minority Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned entities that the Corporation controls. Accordingly, the Corporation recorded minority interests in the earnings and equity of such entities. The Corporation records adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of certain subsidiaries that they own. For the years ended December 31, 2007 and 2006 minority interest was $1.2 million and $1.3 million, respectively, and recorded in cost of goods sold in our consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. Cash equivalents are not federally insured and are primarily invested in money market accounts.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swap approximate fair value because of the short-term maturity of these instruments.

Derivative Instruments

The Corporation uses derivative instruments to protect against the risk of interest rate movements on future cash flows under the Corporation’s credit agreement. In accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities derivative instruments are reported at fair value on the accompanying consolidated balance sheets. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Corporation currently has an interest rate swap to manage interest rate risk. The Corporation prohibits the use of derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income exclusive of ineffective amounts which are reported in interest expense. The fair value of the Corporation’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The Corporation’s interest rate swap is further described in Note 5.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDPs”) under Medicare Part D, institutional healthcare providers, the respective state Medicaid programs, third party insurance companies, and private payors. The Corporation’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Corporation establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected.

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

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2007	December 31, 2006
Institutional healthcare providers	$134.7	$37.3
Medicare Part D	60.5	22.7
Private payor and other	35.0	12.0
Insured	11.9	5.3
Medicaid	11.5	6.7
Medicare	2.8	3.0
Allowance for doubtful accounts	(43.4)	(16.6)

	$213.0	$70.4

0 to 60 days	64.8%	68.5%
61 to 120 days	17.4%	12.0%
Over 120 days	17.8%	19.5%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions	Charged to Costs and Expenses	Write-Offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2005	$8.9	$9.9	$(1.1)	$(1.7)	$16.0
Year ended December 31, 2006	$16.0	$0.5	$7.3	$(7.2)	$16.6
Year ended December 31, 2007	$16.6	$25.7	$44.1	$(43.0)	$43.4

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. As noted above, the Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per share impact of $0.84.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs and filing fees. The Corporation amortizes these deferred financing fees over the life of the respective debt instrument using the straight-line method.

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished product (primarily prescription drugs), and is valued at the lower of first-in, first-out (FIFO) cost or market. Physical inventories are performed on a monthly basis at all pharmacy sites. Costs of goods sold is recorded based on actual results of the physical inventory counts.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-5
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred and included in selling, general and administrative expenses. Major rebuilds and improvements are capitalized. For the years ended December 31, 2007, 2006 and 2005, maintenance and repairs were approximately $5.2 million, $2.4 million, and $1.9 million, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2007, 2006 or 2005.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

Preliminary costs incurred by the Corporation are expensed and, thereafter, costs incurred in the developing or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than seven years and are subject to impairment evaluations in accordance with SFAS 144. Amounts capitalized for internal software costs were $3.4 million and $0.3 million as of December 31, 2007 and 2006, respectively.

Goodwill and Other Intangibles

The Corporation accounts for its acquisitions in accordance with SFAS No. 141 using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment. The Corporation’s business is comprised of two reporting units for impairment test purposes, institutional pharmacy and hospital management. The Corporation performed its annual impairment tests as of December 31, 2007, and did not incur an impairment charge.

The Corporation’s finite lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements originating from business acquisitions. Finite lived intangible assets are amortized on a straight-line basis over the terms of the agreements ranging from 5 to 20 years. The Corporation’s goodwill and intangible assets are further described in Note 4.

Supplier Rebates

The Corporation receives rebates on purchases from its various vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendor and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the years ended December 31, 2007, 2006, and 2005 rebates were $31.7 million, $13.9 million, and $9.0 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying consolidated statements of operations. Rebates for the year ended December 31, 2007 included $3.1 million related to the change in estimate more fully described below. The Corporation had approximately $2.9 million, $0.7 million, and $0.5 million of rebates capitalized in inventory as of December 31, 2007, 2006, and 2005, respectively.

Upon completion of the Pharmacy Transaction, the Corporation refined the methods of estimating rebates received from its vendors and suppliers. The change in estimate is driven primarily by management’s experience in the industry and known facts and assumptions from the Pharmacy Transaction. The affect of the change in accounting estimate on the Corporation’s operating loss was income of $3.1 million or $0.09 per diluted share for the year ended December 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Delivery expenses

The Corporation incurred expenses totaling approximately $40.2 million, $22.6 million, and $16.7 million for the years ended December 31, 2007, 2006, and 2005, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

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

The changes in the fair value of the interest rate swap for the year ended December 31, 2007 resulted in comprehensive loss of $4.2 million or $2.6 million net of income taxes. There are no charges related to interest rate swaps in the historical financial statements of the Corporation. Accumulated other comprehensive loss at December 31, 2007 was $2.6 million. The interest rate swap is described more fully in Note 5.

Stock Based Compensation

The Corporation accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the Corporation recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

The following table summarizes stock compensation of the Corporation for the periods presented (dollars in millions, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Nonvested stock and stock option expense	$1.5	$0.9	$0.8
Income tax benefit	$0.5	$0.3	$0.3
Effect of stock based compensation expense per share	$0.05	NM	NM

Stock based compensation is more fully described in Note 9.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for probable tax obligations as required by facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 10.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is analyzing the adoption of SFAS 157 to determine the impact on the Corporation’s financial position, results of operations or liquidity. The adoption of SFAS 157 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The adoption of SFAS No. 160 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to; 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

NOTE 2—ACQUISITIONS

2007 Acquisitions

On the Closing Date, the Corporation completed the Pharmacy Transaction. As discussed in Note 1, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC. In the Pharmacy

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 2—ACQUISITIONS (Continued)

Transaction, the Corporation issued 30 million shares of common stock, of which Kindred and AmerisourceBergen stockholders each received 15 million shares. The aggregate purchase price was $438.1 million, comprised primarily of the 15 million shares of common stock of the Corporation issued to AmerisourceBergen stockholders, with a fair value of $251.4 million, and the assumption of long-term debt related to the dividend payment to AmerisourceBergen of $125.0 million before the Pharmacy Transaction. The fair value of the common stock issued by the Corporation was calculated using the opening stock price on August 1, 2007. The total purchase price of PharMerica LTC was allocated to the net tangible and identifiable intangible assets based upon their estimated fair values as of the Closing Date. The excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the assets acquired were recorded by the Corporation under the provisions of the Internal Revenue Code at the respective assets carryover basis. The results of operations of PharMerica LTC were included in the results of operations of the Corporation beginning August 1, 2007.

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (dollars in millions):

Fair value of 15 million shares at $16.76 per share issued to PharMerica LTC	$251.4
Fair values of the liabilities assumed:
Current liabilities	33.8
Capital lease obligations	0.1
Deferred tax liabilities	12.3
Long term liabilities	7.6
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125.0

Total fair value of liabilities assumed	178.8

Total fair value of liabilities assumed and shares issued	430.2
Legal, advisory and other acquisition costs incurred by KPS	7.9

Total purchase price	$438.1

The allocation of the purchase price is as follows:
Current assets	$243.1
Property and equipment	32.8
Identifiable intangible assets	44.5
Other assets	52.8
Goodwill	64.9

$438.1

The following are the estimated fair values of the property and equipment of PharMerica LTC acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$4.1	0.8
Equipment and software	28.0	3.7
Leased equipment	0.7	1.3

Total property and equipment acquired	$32.8	2.5

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 2—ACQUISITIONS (Continued)

The following are the estimated fair values of the identifiable intangible assets of PharMerica LTC acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Trade name—PharMerica	$27.6	20.0
Trade name—MedMate	0.3	20.0
Non-competition agreement	0.2	5.0
Customer relationships	16.4	15.0

Total identifiable intangible assets acquired	$44.5	17.6

In accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Combination”, the Corporation has recorded a liability of approximately $2.3 million as part of the purchase price adjustments for the period. The liability relates to facilities the Corporation will exit within one year of the date of the Pharmacy Transaction and associated severance costs expected to be incurred for employees associated with the respective pharmacies acquired. This liability is based on an estimate which will be refined as the consolidations occur over the next seven months. Integration, merger related costs and other charges are more fully described in Note 8.

2006 Acquisitions

During 2006, KPS acquired three institutional pharmacies for an aggregate cost of $14.9 million. The acquired pharmacies were PharmaSTAT, LLC in Louisville, Kentucky (the “PS Transaction”); EconoMed of Iowa, Inc. in Des Moines, Iowa (the “EM Transaction”); and ValuScript, in Coralville, Iowa (the “VS Transaction”). Goodwill recorded in connection with these acquisitions aggregated $3.7 million. The purchase price also included acquired identifiable intangible assets totaling $7.1 million that are being amortized over approximately ten years. Additional adjustments to the purchase price of approximately $2.0 million may occur through July 2008 as a result of contingent consideration in accordance with the acquisition agreements. The following are the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

	PS Transaction	EM Transaction	VS Transaction
Fair values of the assets acquired, including goodwill and other intangible assets	$10.0	$4.5	$2.5
Fair values of the liabilities assumed	(1.5)	(0.5)	(0.5)

Net cash paid through December 31, 2006	8.5	4.0	2.0
Contingent consideration released from escrow	0.5	0.4	0.3

Total cash paid through December 31, 2007	$9.0	$4.4	$2.3

2005 Acquisitions

On March 2, 2005, the Corporation acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Transaction”). Goodwill recorded in connection with the PPI Transaction aggregated $11.6 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 2—ACQUISITIONS (Continued)

On April 1, 2005, the Corporation acquired the assets of Skilled Care Pharmacy, an operator of two institutional pharmacies in California (the “SCP Transaction”). Goodwill recorded in connection with the SCP Transaction aggregated $16.5 million. The purchase price also included acquired identifiable intangible assets totaling $10.4 million that will be amortized over approximately 13 years.

On November 1, 2005, the Corporation acquired the assets of RXPERTS, Inc., an operator of an institutional pharmacy in Illinois (the “RXPERTS Transaction”). Goodwill recorded in connection with the RXPERTS Transaction aggregated $12.2 million. The purchase price also included acquired identifiable intangible assets totaling $14.1 million that will be amortized over approximately 12 years.

A summary of these acquisitions follows (in millions):

	PPI Transaction	SCP Transaction	RXPERTS Transaction
Fair value of assets acquired, including goodwill and other intangible assets	$31.0	$37.3	$39.3
Fair value of liabilities assumed	—	(0.6)	(4.2)

Net cash paid through December 31, 2005	31.0	36.7	35.1
Contingent consideration released from escrow	—	—	(3.5)

Total cash paid through December 31, 2006	$31.0	$36.7	$31.6

There was no additional consideration paid in 2007 related to the 2005 acquisitions.

Other

The total amount of goodwill expected to be deductible for tax purposes from the 2006 and 2007 acquisitions of the Corporation is $133.8 million as of December 31, 2007. Deferred tax assets and liabilities are further described in Note 10.

The following pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the Pharmacy Transaction been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

The pro forma effect of the PharMerica LTC acquisition assuming the Pharmacy Transaction occurred on January 1, 2007 and 2006 excluding integration, merger related costs and other charges and the change in estimate for rebates, would be as follows (dollars in millions, except per share amounts):

	For the years ended December 31,
	2007	2006
Revenues	$1,940.8	$1,873.9
Net income	$9.4	$19.7
Earnings per common share:
Basic: (30,000,000 Shares)	$0.31	$0.66
Diluted: (30,014,964 Shares)	$0.31	$0.66

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2007	December 31, 2006
Leasehold improvements	$9.0	$3.9
Equipment and software	76.5	32.0
Leased equipment	0.7	—
Construction in progress	1.2	2.8

	87.4	38.7
Accumulated depreciation	(30.0)	(14.3)

	$57.4	$24.4

	Balance at December 31, 2006	Additions	Disposals	Assets Acquired in Pharmacy Transaction	Transfers	Balance at December 31, 2007
Equipment and leasehold improvements:
Leasehold improvements	$3.9	$0.9	$(0.5)	$4.3	$0.4	$9.0
Equipment and software	32.0	15.7	(2.3)	27.8	3.3	76.5
Leased equipment	—	—	—	0.7	—	0.7
Construction in progress	2.8	1.5	(0.8)	—	(2.3)	1.2

Subtotal	38.7	18.1	(3.6)	32.8	1.4	87.4
Accumulated depreciation	(14.3)	(15.6)	1.5	—	(1.6)	(30.0)

Total	$24.4	$2.5	$(2.1)	$32.8	$(0.2)	$57.4

Depreciation expense totaled approximately $15.6 million, $5.4 million, and $3.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Depreciation expense for the year ended December 31, 2007, includes $1.1 million related to acceleration of depreciation for assets that will no longer be used once certain system conversions take place, of which $0.4 million is included in integration merger related costs and other charges. Transfers represent amounts transferred from construction in progress into operations during the period as well as transfers from the Corporation’s Former Parent at the Closing Date of the Pharmacy Transaction.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2008	$20.1
2009	14.1
2010	10.1
2011	5.2
2012	2.1
Thereafter	5.8

$57.4

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the two years ended December 31, 2007 (dollars in millions):

Balance at December 31, 2005	$40.0
Acquisitions	5.2

Balance at December 31, 2006	45.2
Purchase adjustments to Goodwill from 2006 and prior acquisitions	1.2
Goodwill acquired in Pharmacy Transaction	64.9

Balance at December 31, 2007	$111.3

The following table provides information regarding the Corporation’s finite lived intangible assets, which are included in the accompanying consolidated balance sheets (dollars in millions):

	Balance at December 31, 2006	Additions	Assets Acquired in Pharmacy Transaction	Balance at December 31, 2007	Weighted Average Life
Intangible assets:
Trade name—PharMerica	$—	$—	$27.6	$27.6	20.0
Trade name—MedMate	—	—	0.3	0.3	20.0
Non-competition agreement	2.2	—	0.2	2.4	5.0
Customer relationships	41.0	—	16.4	57.4	14.0

	$43.2	$—	$44.5	$87.7	15.1
Accumulated amortization	(5.2)	(3.9)	(1.1)	(10.2)

Intangible assets, net	$38.0	$(3.9)	$43.4	$77.5

The following table presents the components of the Corporation’s intangible assets at December 31 (dollars in millions):

Class of Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Tradenames
2007	$27.9	$(0.6)	$27.3
2006	—	—	—
Non-competition agreements
2007	$2.4	$(1.0)	$1.4
2006	2.2	(0.6)	1.6
Customer relationships
2007	$57.4	$(8.6)	$48.8
2006	41.0	(4.6)	36.4
Total amortized intangible assets:
2007	$87.7	$(10.2)	$77.5
2006	43.2	(5.2)	38.0

Amortization expense relating to finite lived intangible assets was approximately $5.0 million, $3.4 million, and $2.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2008	$6.5
2009	6.4
2010	6.1
2011	5.9
2012	5.9
Thereafter	46.7

$77.5

NOTE 5—CREDIT AGREEMENT

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

Prior to the Pharmacy Transaction, KPS and PharMerica LTC each entered into a financing arrangement for daylight loans (“Spin-Co Loans”). The Spin-Co Loans were provided by a syndicate of lenders arranged by J.P. Morgan Securities Inc. (“JPMorgan”) pursuant to a commitment letter that KPS, PharMerica LTC, and the Corporation entered into with JPMorgan and JPMorgan Chase Bank, N.A. on May 31, 2007. KPS and PharMerica LTC each obtained a $125.0 million loan under the Spin-Co Loans, for a total of $250.0 million, subject to certain adjustments for changes in working capital. The initial financings were funded immediately prior to closing of the Pharmacy Transaction.

The proceeds of the initial financings were used by KPS and PharMerica LTC to make the Kindred cash distribution and AmerisourceBergen cash distribution, respectively, prior to consummation of the Pharmacy Transaction. The amounts of the distributions to Kindred and AmerisourceBergen were in the amounts of the indebtedness incurred by KPS and PharMerica LTC, respectively. The Spin-Co Loans were paid by the Corporation on July 31, 2007 with proceeds from the Credit Agreement.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 5—CREDIT AGREEMENT (Continued)

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

December 31, 2007
2007 Credit Agreement:
Term Loan A—payable to lenders at LIBOR plus applicable margin (6.21% – 6.10% as of December 31, 2007), matures July 31, 2012	$250.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—

Total of Term loan A	250.0
Less: Current portion	—

Long-term debt	$250.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (dollars in millions):

Year Ending December 31,
2008	$—
2009	—
2010	—
2011	—
2012	250.0

$250.0

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBOR rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation.

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

The Corporation had a total of $250.0 million in term loans outstanding as of December 31, 2007 under the Credit Agreement. The Corporation had no borrowings under the revolving credit facility as of December 31, 2007. The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 5—CREDIT AGREEMENT (Continued)

under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2007 was $0.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $149.3 million as of December 31, 2007.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.75:1.00 for the period from the Closing Date through June 30, 2008; 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter. The leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ending December 31, 2008.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Requirement	Level at December 31, 2007
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	2.57
Maximum Total Leverage Coverage Ratio	< = 4.75 to 1.00	2.99
Capital Expenditure	< = 3.00%	1.40%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (1.25%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBOR, plus applicable margin (1.25%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of December 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 5—CREDIT AGREEMENT (Continued)

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying consolidated balance sheet at its fair value.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at December 31, 2007, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions. However, the Corporation does not anticipate non-performance by JPMorgan. The Corporation does not hold or issue derivative financial instruments for trading purposes. The fair value of the Corporation’s interest rate swap at December 31, 2007, reflected as a liability of approximately $4.2 million, is included in other long term liabilities in the Corporation’s accompanying consolidated balance sheets.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. The Corporation had approximately $0.2 million in amortized deferred financing fees, which are included in interest expense, and $1.8 million in unamortized deferred financing fees as of December 31, 2007.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

At December 31, 2007, the Corporation was involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Corporation.

Effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 DRA (“DRA”) changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007, federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

the two-year interim period. On January 22, 2008, the court refused to approve the proposed settlement. We are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

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

Additional adjustments of approximately $1.0 million to the purchase price for acquired businesses may occur through July 2008 as a result of contingent considerations in accordance with the acquisition agreements.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. The Corporation has also agreed to a minimum purchase volume equal to $1 billion in the first year following the Closing Date. If the Corporation fails to reach this minimum purchase volume, in addition to remedies available at law, ABDC may adjust the price of goods the Corporation purchases from them to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred,

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management, systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

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

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by AmerisourceBergen upon a payment default.

Trademark License Agreement

At the consummation of the Pharmacy Transaction, KPS entered into a Trademark License Agreement with Kindred (the “Trademark License Agreement”). Pursuant to such agreement, KPS was granted, until

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2007, a limited license to use certain trademarks owned by Kindred, including the Kindred logo and the “Kindred Pharmacy Services” trademark. Pursuant to the agreement, KPS paid to Kindred a one-time license fee in the amount of $1,000.

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

Leases

The Corporation leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, Accounting for Leases , as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded rental expense, associated with these leases, of approximately $14.0 million, $5.6 million, and $4.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2008	$16.1
2009	11.8
2010	8.1
2011	4.9
2012	2.9
Thereafter	8.4

Total	$52.2

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 7—REVENUES (Continued)

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

Under the new Part D benefit, payment is determined in accordance with the agreements the Corporation has negotiated with the Part D Plans. The remainder of the Corporation’s billings are paid or reimbursed by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A) and other third party payors, including Medicaid and private insurers.

The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of the Corporation and/or client facilities to comply with applicable reimbursement regulations could adversely affect the Corporation’s reimbursement under these programs and the Corporation’s ability to continue to participate in these programs. In addition, failure to comply with these regulations could subject the Corporation to other penalties.

As noted, the Corporation obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Corporation has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Corporation continues to have ongoing discussions with Part D Plans in the ordinary course and may, as appropriate, renegotiate agreements. Moreover, as expected in the transition to a new program of this magnitude, certain administrative and payment issues have arisen, resulting in higher operating expenses, as well as outstanding net receivables for copays and rejected claims. Until these administrative and payment issues have been resolved, the Corporation will not be able to determine the ultimate impact of the new Part D Drug Benefit on the Corporation’s results of operations, financial condition and cash flows.

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

A summary of revenues by payor type follows (dollars in millions):

	2007		2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Medicare Part D	$550.2	45.2%	$252.0	38.6%	$—	—%
Institutional healthcare providers	369.3	30.3	241.6	37.1	209.3	40.1
Medicaid	108.8	8.9	56.4	8.6	237.1	45.4
Private and other	77.7	6.4	23.3	3.6	22.8	4.4
Hospital management fees	54.8	4.5	50.4	7.7	46.4	8.9
Insured	46.8	3.8	20.8	3.2	—	—
Medicare	10.2	0.9	8.1	1.2	6.6	1.2

	$1,217.8	100%	$652.6	100%	$522.2	100%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 7—REVENUES (Continued)

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

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility, subsequent to which the PDPs are responsible for reimbursement. At December 31, 2007 and December 31, 2006, the Corporation had dual eligible co-pay receivables from the PDPs of $6.0 million and $1.8 million, respectively, of which approximately 86% and 30% was fully reserved at December 31, 2007 and December 31, 2006, respectively.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation.

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (dollars in millions):

	Years Ended December 31,
	2007	2006	2005
Integration costs and other charges:
Allowance for doubtful accounts	$27.9	$—	$—
Professional and advisory fees	1.1	—	—
General and administrative	0.6	—	—
Employee costs	0.6	—	—
Severance costs	1.1	—	—
Facility costs	2.6	—	—

	33.9	—	—

Merger related costs:
Professional and advisory fees	8.0	2.9	—
General and administrative	5.4	—	—
Employee costs	7.6	—	—
Severance costs	2.0	—	—
Facility costs	0.7	—	—
Other costs	0.1	—	—

	23.8	2.9	—

Total integration, merger related costs and other charges	$57.7	$2.9	$—

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES (Continued)

the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million resulting in loss per share impact of $0.84.

The Corporation also incurred integration, merger related costs and other charges through December 31, 2007 related to the consolidation of pharmacies within a similar location, costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred and AmerisourceBergen and costs to integrate information systems and duplicative costs associated with merging the overall corporate function of KPS and PharMerica LTC. The negative impact on dilutive earnings per share was $1.74 for the year ended December 31, 2007.

As the Corporation continues to integrate the businesses of PharMerica LTC and KPS additional costs will be incurred. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs will be recognized as an expense to the Corporation as incurred. During the period ended December 31, 2007, there were four pharmacy locations impacted by consolidation. See Note 2.

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS

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

As a part of the Pharmacy Transaction, the Corporation issued 30 million shares of common stock. In the Pharmacy Transaction, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following the Pharmacy Transaction, the stockholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

The historical common stock of the Corporation was cancelled on the Closing Date of the Pharmacy Transaction and reclassified as capital in excess of par value.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of December 31, 2007, there were no shares of preferred stock outstanding.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

With regards to the stock options granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergen options), each option vests in four equal annual installments and has a term of seven years. The restricted stock/restricted stock units granted under the Omnibus Plan in 2007 (other than the substitute restricted stock granted to replace forfeited Kindred and AmerisourceBergen restricted stock) generally vests in full, upon the three-year anniversary of the date of grant, thus stressing the retentive aspect of these awards. In addition, with respect to the performance share units granted under the Omnibus Plan in 2007, vesting is based upon the Corporation’s earnings before interest,

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance period is measured in three-year periods with overlapping cycles.

The Corporation recorded $1.5 million in stock-based compensation expense for the year ended December 31, 2007 which consists of $0.4 million in compensation expense for nonvested stock and $1.1 million in compensation expense for stock options. As of December 31, 2007, there was $9.2 million of total unrecognized compensation cost related to all of the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over a weighted average period of 1.11 – 3.60 years. As the prior years expense was recorded based on assumptions and methods of Kindred, Kindred stock options/restricted shares was recognized by Kindred based upon the 2006 assumptions of Kindred.

Total estimated compensation expense for the Corporation’s stock options and restricted stock awards for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2008	$3.7
2009	2.9
2010	1.9
2011	0.7
2012	—

$9.2

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

2007
Expected volatility	33.3 – 45%
Risk free interest rate (range)	4.55 – 4.98%
Expected dividends	—
Average expected term (years)	0.3 – 5
Fair value per share of stock options granted	$5.82

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies in the same or similar industries as the Corporation. SFAS No. 123(R) and Staff Accounting Bulletin No. 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

Expected Term

The Corporation calculated an expected term using management’s estimate of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. SFAS No. 123(R) permits companies to estimate the value of awards with graded vesting by treating each vesting tranche as a separate award. Alternatively, the award may be valued as a single award. Management has determined to value each tranche of the awards separately utilizing a “multiple fair value” method.

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parent’s Omnibus Plan	(127,787)	(21.56)
Effect of Pharmacy Transaction on options	479,302	12.73
Granted	1,072,695	16.31
Exercised	—	—
Canceled	(281,614)	15.09

Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years	$0.7

Exercisable at December 31, 2007	15,424	$16.31	0.7 years	$—

Total shares available for grant	2,572,585

On August 7, 2007 the Compensation Committee granted 1,072,695 stock options under the Omnibus Plan. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted in the year ended December 31, 2007, was $5.84 per share. The Corporation did not have any stock options exercised during the year ended December 31, 2007. The total fair value of shares vested was $0.1 million for the year ended December 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parent’s Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on nonvested shares and units	55,340	6.66
Granted	365,888	16.31
Forfeited	(51,666)	12.71
Vested	(8,658)	14.18

Nonvested shares at December 31, 2007	360,904	$15.13

On August 7, 2007 the Compensation Committee granted 356,938 restricted shares and 8,950 performance share units under the Omnibus Plan. The total fair value of shares vested during 2007 was $0.1 million.

Other Plans

The Corporation sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plans are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plans were $2.3 million, $0.9 million, and $0.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the period ended during 2006, all contributions to the defined contribution retirement plans were paid by Kindred.

NOTE 10—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (dollars in millions):

	Years Ended December 31,
	2007	2006	2005
Current provision:
Federal	$—	$8.6	$13.2
State	—	1.4	2.1

Total	—	10.0	15.3

Deferred provision (benefit):
Federal	(11.7)	(1.5)	(1.8)
State	(1.7)	(0.1)	(0.2)

Total	(13.4)	(1.6)	(2.0)

Total provision (benefit) for income taxes	$(13.4)	$8.4	$13.3

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 10—INCOME TAXES (Continued)

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows:

	Years Ended December 31,
	2007	2006	2005
U.S. statutory rate applied to pretax income (loss)	(35.0)%	35.0%	35.0%
Differential arising from:
State taxes	(3.6)	3.5	3.5
Other	2.9	1.1	0.3

Effective tax rate	(35.7)%	39.6%	38.8%

A tax benefit of $8.7 million for a net operating loss for the year ended December 31, 2007 is included in the total provision (benefit) for the year. The Corporation’s tax net operating loss for the five month period ending December 31, 2007 was $6.9 million. The provision (benefit) for periods prior to July 31, 2007 was the responsibility of Kindred. The benefit from the net operating loss is included in the deferred provision (benefit) as it is a carryforward tax asset available for use in future years. The Corporation is precluded from carrying back the loss to any prior tax year under the terms of the Tax Matters Agreement.

Included in the tax expense (benefit) for the year ended December 31, 2007 is a tax expense of $0.6 million for the tax effect of certain transaction costs associated with the Pharmacy Transaction. This non-recurring expense may subsequently be reversed in part or in full when the Internal Revenue Service issues guidance on the appropriate treatment of transaction costs arising from acquisitive tax-free transactions under Internal Revenue Code § 263(a). The effective tax rate for the year ended December 31, 2007 was 35.7%, reflecting the impact of the non-deductible transaction costs associated with the Pharmacy Transaction. Excluding those non-deductible costs, the effective tax rate for the year ended December 31, 2007 would have been 37.1%. The effective tax rate for the year ended December 31, 2007 was lower than the same period in 2006 primarily due to the overall impact of the Pharmacy Transaction.

The income tax provision includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax basis of assets and liabilities. The Corporation records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws. The Corporation’s deferred tax assets and liabilities are subject to future changes based on the actual stub period tax returns of AmerisourceBergen that will be filed for the period ending July 31, 2007.

At December 31, 2007, the Corporation has tax benefits from state net operating loss carryforwards of $10.2 million and temporary credits on taxable margin for the State of Texas of $0.8 million, which were acquired in the Pharmacy Transaction. The state net operating loss carryforwards and temporary tax credits have carryforward periods ranging from 1 to 20 years. A valuation allowance of $6.0 million is provided for the state net operating loss carryforwards as it is more likely than not that some portion or all of the associated net deferred tax assets will not be realized based on cumulative historic losses and other relevant considerations such as expiration of carryforward periods.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 10—INCOME TAXES (Continued)

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$8.1	$—	$1.7	$—
Accrued rebates	2.0	—	—	—
Allowance for doubtful accounts	21.3	—	6.4	—
Stock-based compensation	—	—	0.2	—
Other	(2.8)	—	(0.8)	—
Valuation allowances	(1.5)	—	—	—

Total current deferred taxes	$27.1	$—	$7.5	$—

Noncurrent deferred income taxes consisted of (dollars in millions):
	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Intangibles	$—	$0.7	$—	$0.9
Accelerated depreciation	1.4	—	—	1.9
Stock-based compensation	0.6	—	—	—
Goodwill	44.5	17.1	—	—
Net operating losses	17.1	—	—	—
Other	18.5	1.0	—	(1.4)
Valuation allowances	(4.5)	—	—	—

Total noncurrent deferred taxes	$77.6	$18.8	$—	$1.4

Noncurrent deferred taxes, net	$58.8

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Corporation adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Corporation did not have any unrecognized tax benefits. Additions for tax positions of prior years were added as a result of the Pharmacy Transaction.

To the extent the Corporation has unrecognized tax benefits for uncertain income tax issues, accrued interest will be recorded as income tax expense in the accompanying consolidated statements of operations. As of December 31, 2007, the Corporation had no accrued interest related to uncertain tax positions as it is indemnified for pre-merger liabilities associated with its FIN 48 additions for tax positions of prior years under the terms of the Tax Matters Agreement and no accrual is required at present for additions related to the current year.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 10—INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$—
Additions based on tax positions related to the current year	2.6
Additions for tax positions of prior years	1.2
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$3.8

Included in the balance at December 31, 2007, are $1.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Corporation does not have any unrecognized tax benefits that, if recognized, would impact the effective tax rate as the remaining $2.3 million of unrecognized tax benefits relates to purchase price adjustments related to the Pharmacy Transaction.

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

Under the terms of the Master Agreement, the Corporation entered into a tax matters agreement with Kindred and AmerisourceBergen (the “Tax Matters Agreement”). The Tax Matters Agreement governs the Corporation’s, AmerisourceBergen’s and Kindred’s rights and obligations following consummation of the Pharmacy Transaction with respect to taxes, for both pre-merger and post-merger periods. Generally, Kindred and AmerisourceBergen are responsible for the taxes of KPS (and its subsidiaries) and PharMerica LTC (and its subsidiaries), respectively, that relate to pre-merger periods and the Corporation is responsible for all taxes that relate to post-merger periods.

To preserve the tax-free treatment of the spin-offs, the Corporation has agreed to certain tax-related restrictions and indemnities in the Tax Matters Agreement. These restrictions cover the two-year period following the Closing Date of the Pharmacy Transaction and generally require the Corporation to continue its current business and limit the Corporation’s ability to engage in certain transactions with respect to its common

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 10—INCOME TAXES (Continued)

shares. Each of Kindred and AmerisourceBergen is required to indemnify the Corporation for any taxes for which it is responsible under the Tax Matters Agreement, any taxes that are imposed upon the Corporation because PharMerica LTC or KPS, as the case may be, was part of the consolidated tax return of Kindred and AmerisourceBergen, respectively, or any taxes resulting from a breach of certain representations or covenants made by Kindred and AmerisourceBergen, respectively.

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except share and per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Numerator for basic and diluted earnings per share—net income (loss)	$(24.1)	$12.8	$21.0

Denominator:
Denominator for basic earnings per share—weighted average shares	21,331,995	NM	NM
Effect of dilutive securities:
Employee stock options	2,789	—	—
Employee restricted shares	9,186	—	—

Denominator for diluted earnings per share—adjusted weighted average shares	21,343,970	NM	NM

Basic earnings (loss) per share	$(1.13)	NM	NM

Diluted earnings (loss) per share	$(1.13)	NM	NM

In accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, stock options and restricted stock shares granted by the Corporation are required to be treated as potential common shares outstanding in computing diluted earnings per share.

The diluted earnings (loss) per share for the year ended December 31, 2007 does not include the effects of potential common shares because their inclusion would be anti-dilutive due to the net loss for the period.

NOTE 12—BUSINESS SEGMENT DATA

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (dollars in millions):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Institutional pharmacies	$1,163.0	$602.2	$475.8
Hospital pharmacy management	54.8	50.4	46.4

	$1,217.8	$652.6	$522.2

Net income (loss):
Segment operating income:
Institutional pharmacies	$61.6	$41.9	$46.8
Hospital pharmacy management	8.4	8.4	9.1

Segment operating income	70.0	50.3	55.9
Allocated corporate services	(8.4)	(11.9)	(10.9)
Rent	(14.0)	(5.6)	(4.9)
Depreciation and amortization	(20.2)	(8.8)	(5.8)
Integration, merger related costs and other charges	(57.7)	(2.9)	—
Interest (expense) income, net	(7.2)	0.1	—

Income (loss) before income taxes	(37.5)	21.2	34.3
Provision (benefit) for income taxes	(13.4)	8.4	13.3

Net income (loss)	$(24.1)	$12.8	$21.0

Rent:
Institutional pharmacies	$14.0	$5.6	$4.9
Hospital pharmacy management	—	—	—

	$14.0	$5.6	$4.9

Depreciation and amortization:
Institutional pharmacies	$20.6	$8.8	$5.8
Hospital pharmacy management	—	—	—

	$20.6	$8.8	$5.8

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$16.7	$9.9	$7.0
Hospital pharmacy management	—	—	—

	$16.7	$9.9	$7.0

Assets at end of period:
Institutional pharmacies	$672.3	$236.6	$194.6
Hospital pharmacy management	7.8	0.2	—

	$680.1	$236.8	$194.6

Goodwill:
Institutional pharmacies	$111.3	$45.2	$40.0
Hospital pharmacy management	—	—	—

	$111.3	$45.2	$40.0

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN

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

The Corporation provides institutional pharmacy and management services to Kindred nursing centers and hospitals. Until the Closing Date, for accounting purposes, the net contributions from Kindred for periods prior to the Pharmacy Transaction are classified as capital in excess of par value in stockholders’ equity in the accompanying consolidated balance sheets. Revenues and allocated corporate expenses related to these activities are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Revenues from services provided to Kindred:
Nursing centers	$98.6	$97.5	$83.7
Hospitals	54.5	50.3	46.4

	$153.1	$147.8	$130.1

Kindred allocated corporate service expenses included in selling, general and administrative expenses	$8.4	$11.9	$10.9

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

At December 31, 2007, the Corporation had recorded in accounts receivable amounts due from Kindred totaling $32.4 million related to services provided to Kindred nursing centers and hospitals and $3.1 million in accounts payable related to the Information Technology Services Agreement and the Kindred TSA. As of the closing date of the Pharmacy Transaction, corporate service expenses were no longer allocated to the Corporation.

The historical results of the Corporation include related party transactions with Kindred. Beginning August 1, 2007, continued transactions with Kindred are not considered to be related party transactions.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement with ABDC, a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN (Continued)

five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party at the closing date. For the year ended December 31, 2007 the Corporation purchased a total of $533.5 million under the terms of the Prime Vendor Agreement. As of December 31, 2007 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $25.3 million, which is included in accounts payable in the accompanying consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an IT Services Agreement with KHOI, a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder. Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $7.3 million to Kindred under the terms of the IT Service Agreements for the year ended December 31, 2007. As of December 31, 2007, the Corporation had approximately $2.9 million in accounts payable related to the IT Services Agreement.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into the Kindred TSA. Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Corporation incurred approximately $0.8 million under the terms of the Kindred TSA for the year ended December 31, 2007, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2007, the Corporation had approximately $0.2 million in accounts payable related to the Kindred TSA.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN (Continued)

At the consummation of the Pharmacy Transaction, the Corporation entered into the AmerisourceBergen TSA. Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.2 million to AmerisourceBergen under the terms of the AmerisourceBergen TSA for the year ended December 31, 2007, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 14—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by the Corporation’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$174.7	$173.4	$377.5	$492.2	$156.2	$158.0	$169.2	$169.2

Income (loss) before income taxes	$0.9	$(0.7)	$(41.7)	$4.0	$9.7	$7.0	$7.6	$(3.1)

Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$5.9	$4.2	$4.6	$(1.9)

Basic earnings per share	NM	NM	$(1.07)	$0.09	NM	NM	NM	NM
Diluted earnings per share	NM	NM	$(1.07)	$0.09	NM	NM	NM	NM

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Corporation’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2007. We refer to this proxy statement as the 2008 Proxy Statement.

The following is certain information concerning our executive officers as of the date of this report as set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Office	First Elected to Present Office
Gregory S. Weishar	53	Chief Executive Officer	July 12, 2007
Michael J. Culotta	52	Executive Vice President and Chief Financial Officer	July 12, 2007
Janice D. Rutkowski	59	Senior Vice President and Chief Clinical Officer	July 12, 2007
Richard Toole	47	Senior Vice President and Chief Information Officer	July 12, 2007
Anthony Hernandez	42	Senior Vice President of Human Resources	July 12, 2007
Robert McKay	45	Senior Vice President of Sales and Marketing	July 31, 2007
Berard E. Tomassetti	52	Senior Vice President and Chief Accounting Officer	July 12, 2007
Thomas Caneris	45	Senior Vice President, General Counsel and Secretary	August 17, 2007

Biographies

Gregory S. Weishar. Mr. Weishar has served as our Chief Executive Officer since July 12, 2007 and as director since July 13, 2007. He has over 20 years experience in the pharmacy services industry. From 1994 until January 2007, he was Chief Executive Officer and President of PharmaCare Management Services.

Michael J. Culotta is our Executive Vice President and Chief Financial Officer. Mr. Culotta served as Chief Financial Officer of LifePoint Hospitals, Inc. from November 2001 until April 2007. Prior to joining LifePoint, Mr. Culotta served as a partner and healthcare area industry leader for the southeast area at Ernst & Young LLP. Mr. Culotta was affiliated with Ernst & Young LLP for over 24 years. Mr. Culotta is a director of Evolved Digital Systems, Inc., a provider of information technology services to clients in the healthcare industry, and serves as lead director and as the chair of its audit committee.

Janice D. Rutkowski is our Senior Vice President and Chief Clinical Officer. Ms. Rutkowski served as the Senior Vice President of Clinical Services and Program Development for PharMerica LTC since 2002. Prior to that, Ms. Rutkowski served as the Senior Vice President of PharMerica LTC’s PMSI and Clinical Services divisions and as PharMerica LTC’s Senior Vice President of Procurement and Facilities Management from 1998 to 2002.

Richard Toole is our Senior Vice President and Chief Information Officer. Mr. Toole served as the Senior Vice President and Chief Information Officer for PharMerica LTC since July 2004. From January 2002 to July 2004, Mr. Toole was Vice President at Gartner Inc. In March 2001, Mr. Toole co-founded an Operations Management Hedge Fund Company and prior to that served as a Vice President for AOL Inc.

Anthony Hernandez is our Senior Vice President of Human Resources. Prior to joining our company, Mr. Hernandez served as Senior Vice President of Human Resources for Citigroup’s Home Equity business. Mr. Hernandez was affiliated with Citigroup for over 14 years.

Robert McKay is our Senior Vice President of Sales and Marketing. Prior to joining PharMerica in July 2007, Mr. McKay was Vice President of Marketing for PharmaCare Management Services, a prescription benefit management firm and a wholly-owned subsidiary of CVS Corporation and had been affiliated with PharmaCare since 1995.

Berard Tomassetti is our Senior Vice President and Chief Accounting Officer. Mr. Tomassetti served as the Chief Financial Officer of Kindred’s Pharmacy business for over 6 years. Prior to joining Kindred’s Pharmacy business, Mr. Tomassetti was affiliated with Aperture, the nation’s largest credentials verification organization, and Medical Systems Review, a national on-site review company.

Thomas Caneris is our Senior Vice President, General Counsel and Secretary. Mr. Caneris has over 20 years of experience as a lawyer in private practice and in-house with NYSE listed public companies. Prior to joining the Corporation, Mr. Caneris served as counsel to Convergys Corporation from September 2004. Prior to that he was Commercial Affairs Counsel at AK Steel Corporation from April 1998 to September 2004.

Item 11.	Executive Compensation.

Incorporated herein by reference from the Corporation’s 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from the Corporation’s 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Incorporated herein by reference from the Corporation’s 2008 Proxy Statement.

PART IV

Item 15.	Exhibits

(a)

(1)	All Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.1	Transition Services Agreement—Kindred Healthcare, Inc. (5)

10.2	Transition Services Agreement—AmerisourceBergen Corp. (5)

10.3	Tax Matters Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (1)

10.4#	Prime Vendor Agreement (5)

10.5	Pharmacy Services Agreement dated as of July 1, 2006 between PharMerica, Inc. and Ceres Strategies, Inc. (6)

10.6	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC—Seattle, Inc., THC—Chicago, Inc., and Kindred Pharmacy Services, Inc. (6)

10.7	Corporate Integrity Agreement dated as of March 29, 2005 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the Office of Inspector General of the United States Department of Health and Human Services (2)

10.8	Employment Agreement dated January 14, 2007 between Gregory S. Weishar, AmerisourceBergen Corporation, Kindred Healthcare, Inc. and Safari Holding Corporation (1) †

Exhibit No.	Description
10.9	Safari Holding Corporation Omnibus Incentive Plan (2) †

10.10	Corporate Integrity Agreement Modifications dated as of June 26, 2007 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the Office of Inspector General of the United States Department of Health and Human Services (6)

10.11	Commitment Letter dated as of May 31, 2007 among JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., PharMerica, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (6)

10.12	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (6) †

10.13	Employment Agreement dated July 11, 2007 between Mark McCullough and Safari Holding Corporation (6) †

10.14	Employment Agreement dated July 11, 2007 between Richard Toole and Safari Holding Corporation (6) †

10.15	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (6) †

10.16	Form CEO Restricted Share Award Agreement (7) †

10.17	Form CEO Stock Option Award Agreement (7) †

10.18	Form Founder’s Grant Agreement (7) †

10.19	Form McKay Founder’s Grant Award Agreement (7) †

10.20	Form Non-Qualified Stock Option Award Agreement (7) †

10.21	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.22	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (3)

10.23	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.24	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.25	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.26	Form Performance Share Award Agreement (3) †

10.27	Form Long-Term Cash Award Agreement (3) †

10.28	Form Director Restricted Share Award Agreement (3) †

10.29	Form Director Non-Qualified Stock Option Award Agreement†

10.30	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.31	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.32	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.33	Form of Substitution ISO Agreement for Kindred Grants (3) †

Exhibit No.	Description
10.34	Form of Transferring Employee (Kindred) Restricted Share Award Agreement (3) †

10.35	IT Services Agreement (5)

10.36	Trademark License Agreement (5)

10.37	Separation of Employment Agreement and General Release, dated September 21, 2007 (5) †

10.38	Summary of 2007 Short Term Incentive Program (5) †

10.39	Summary of Director Compensation Program (5) †

10.40	Amendment No. 1 to Letter Agreement with Gregory S. Weishar, dated November 13, 2007†

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.
(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(4)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and incorporated herein by reference.
(5)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.
(6)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.
(7)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.
#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 19, 2008	By:	/s/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. CULOTTA (Michael J. Culotta)	Executive Vice President and Chief Financial Officer	February 19, 2008

/s/ BERARD E. TOMASSETTI (Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	February 19, 2008

/s/ FRANK E. COLLINS (Frank E. Collins)	Director	February 19, 2008

/s/ PAUL J. DIAZ (Paul J. Diaz)	Director	February 19, 2008

/s/ DR. THOMAS P. GERRITY (Dr. Thomas P. Gerrity)	Director	February 19, 2008

/s/ EDWARD L. KUNTZ (Edward L. Kuntz)	Director	February 19, 2008

/s/ THOMAS P. MAC MAHON (Thomas P. Mac Mahon)	Director	February 19, 2008

/s/ DANIEL N. MENDELSON (Daniel N. Mendelson)	Director	February 19, 2008

/s/ R. DAVID YOST (R. David Yost)	Director	February 19, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.40	Amendment No. 1 to Letter Agreement with Gregory S. Weishar, dated November 13, 2007†

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement