Form 10-K/A
period 2007-12-31
PharMerica CORP
filed 2008-04-29
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Class of Common Stock	Outstanding at April 22, 2008
Common stock, $0.01 par value	30,414,148 Shares

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of PharMerica Corporation (the “Company”) for the fiscal year ended December 31, 2007, originally filed on February 19, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

The Company was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services and PharMerica Long-Term Care, into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to directors and executive officers of the Company as of April 22, 2008.

Name	Age	Position
Gregory S. Weishar	53	Chief Executive Officer and Director
Michael J. Culotta	53	Executive Vice President and Chief Financial Officer
Robert A. McKay	46	Senior Vice President of Sales and Marketing
Janice D. Rutkowski	59	Senior Vice President and Chief Clinical Officer
Thomas A. Caneris	45	Senior Vice President, General Counsel and Secretary
Berard E. Tomassetti	52	Senior Vice President and Chief Accounting Officer
Anthony Hernandez	42	Senior Vice President of Human Resources
Richard Toole	47	Senior Vice President and Chief Information Officer
Thomas P. Mac Mahon	61	Chairman of the Board and Director
Frank E. Collins, Esq.	54	Director (Chairman of the Nominating and Governance Committee)
Paul J. Diaz	46	Director
Dr. Thomas P. Gerrity	66	Director
Edward L. Kuntz	63	Director
Daniel N. Mendelson	43	Director (Chairman of the Compensation Committee)
R. David Yost	60	Director
Dr. Robert A. Oakley	61	Director (Chairman of the Audit Committee)

Set forth below are the names, positions held and business experience, including during the past five years, of the Company’s directors and executive officers as of April 22, 2008. Officers serve at the discretion of the Board of Directors (“Board”). There is no family relationship between any of the directors or executive officers.

Gregory S. Weishar. Mr. Weishar has served as our Chief Executive Officer since the consummation of the Pharmacy Transaction. He has over 20 years experience in the pharmacy services industry. Prior to joining the Company, he was since 1994 Chief Executive Officer and President of PharmaCare Management Services, a prescription benefit management firm and a wholly-owned subsidiary of CVS Corporation.

Michael J. Culotta. Mr. Culotta has served as our Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Culotta served as Chief Financial Officer of LifePoint Hospitals, Inc. since November 2001. Prior to joining LifePoint, Mr. Culotta served as a partner and healthcare area industry leader for the southeast area at Ernst & Young LLP. Mr. Culotta was affiliated with Ernst & Young LLP for over 24 years. Mr. Culotta is a director of Evolved Digital Systems, Inc., a provider of information technology services to clients in the healthcare industry, and serves as lead director and as the chair of its audit committee.

Robert McKay. Mr. McKay has served as our Senior Vice President of Sales and Marketing. Prior to joining the Company in July 2007, Mr. McKay was Vice President of Marketing for PharmaCare Management Services, a prescription benefit management firm and a wholly-owned subsidiary of CVS Corporation and had been affiliated with PharmaCare since 1995.

Janice D. Rutkowski. Ms. Rutkowski has served as our Senior Vice President and Chief Clinical Officer since July 2007. In addition she was our interim Chief Operating Officer from January 13, 2008 to April 6, 2008. Ms. Rutkowski served as the Senior Vice President of Clinical Services and Program Development for PharMerica Long-Term Care since 2002. Ms. Rutkowski also served as the Senior Vice President of PharMerica Long-Term Care’s PMSI and Clinical Services divisions and as PharMerica Long-Term Care’s Senior Vice President of Procurement and Facilities Management from 1998 to 2002.

Thomas Caneris. Mr. Caneris has served as our Senior Vice President, General Counsel and Secretary since August 2007. Mr. Caneris has over 20 years of experience as a lawyer in private practice and in-house with NYSE listed public companies. Prior to joining the Company, Mr. Caneris served as counsel to Convergys Corporation from September 2004. Prior to that he was Commercial Affairs Counsel at AK Steel Corporation from April 1998 to September 2004. Mr. Caneris received his Juris Doctor from the University of Cincinnati College of Law. He is a member of the Kentucky and Ohio Bar Associations.

Berard Tomassetti. Mr. Tomassetti has served as our Senior Vice President and Chief Accounting Officer since July 2007. Prior to joining the Company, Mr. Tomassetti served as the Chief Financial Officer of Kindred’s pharmacy business for over 6 years. Prior to joining Kindred’s pharmacy business, Mr. Tomassetti was affiliated with Aperture, the nation’s largest credentials verification organization.

Anthony Hernandez. Mr. Hernandez has served as our Senior Vice President of Human Resources since July 2007. Prior to joining the Company, Mr. Hernandez served as Senior Vice President of Human Resources for Citigroup’s Home Equity business. Mr. Hernandez was affiliated with Citigroup for over 14 years.

Richard Toole. Mr. Toole has served as our Senior Vice President and Chief Information Officer since July 2007. Prior to joining the Company , Mr. Toole served as the Senior Vice President and Chief Information Officer for PharMerica Long-Term Care since July 2004. From January 2002 to July 2004, Mr. Toole was Vice President at Gartner Inc. In March 2001, Mr. Toole co-founded an Operations Management Hedge Fund Company and prior to that served as a Vice President for AOL Inc.

Thomas P. Mac Mahon. Mr. Mac Mahon has served as Chairman of our Board of Directors since July 31, 2007. He is also a member of our Compensation Committee and served as the Chair of the Compensation Committee from July 2007 to February 2008. Mr. Mac Mahon has served as Chairman of the Board and a director of Laboratory Corporation of America Holdings (“LabCorp”) since April 1996. From April 1995 to April 2006, he served as the Vice Chairman and a director of LabCorp. Mr. Mac Mahon was President and Chief Executive Officer and a member of the Executive and Management Committees of LabCorp from January 1997 until his retirement in December 2006. Mr. Mac Mahon was Senior Vice President of Hoffmann-La Roche, Inc. from 1993 to December 1996 and President of Roche Diagnostics Group and a director and member of the Executive Committee of Hoffmann-La Roche from 1988 to December 1996. Mr. Mac Mahon is a director and Compensation Committee member of Express Scripts, Inc. and a director of Golden Pond Healthcare.

Frank E. Collins, Esq. Mr. Collins has served as a director since July 31, 2007. Mr. Collins serves as a member of the Audit Committee and as Chair of the Nominating and Governance Committee of our Board. Mr. Collins is the Senior Vice President, Legal and Administration and Secretary of Sierra Health Services, Inc. (“Sierra”). Mr. Collins joined Sierra in 1986 as General Counsel and Secretary. Effective February 25, 2008, Sierra was acquired by UnitedHealth Group. From 1981 to 1986, Mr. Collins was employed by Blue Cross and Blue Shield of Kansas City, originally as Staff Legal Counsel and in early 1986 as Associate General Counsel. Mr. Collins also served as counsel for the Missouri Division of Insurance from 1979 to 1981, where he was responsible for providing legal advice on insurance and HMO-related regulatory issues. Mr. Collins received his Juris Doctor from the University of Missouri at Kansas City School of Law and is a member of the Missouri Bar Association.

Paul J. Diaz. Mr. Diaz has served as a director since July 31, 2007. Mr. Diaz has been a director of Kindred since May 2002, and its Chief Executive Officer since January 1, 2004, and its President since January 2002. Mr. Diaz served as Kindred’s Chief Operating Officer from January 2002 to December 31, 2003. Prior to joining Kindred he served as the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm specializing in healthcare restructurings, and as Chairman and Chief Executive Officer of Capella Senior Living, LLC, a start-up venture providing long-term healthcare services. Mr. Diaz is a director of Davita, Inc., a provider of dialysis services for patients suffering from chronic kidney failure.

Dr. Thomas P. Gerrity. Mr. Gerrity has served as a director since July 31, 2007. Dr. Gerrity serves as a member of the Audit Committee and Nominating and Corporate Governance Committee of our Board. Dr. Gerrity served as interim Chair of the Audit Committee from November 2007 to March 2008. Dr. Gerrity was the Dean of the Wharton School of the University of Pennsylvania from July 1990 to June 1999. Since then he has been Professor of Management and Dean Emeritus at the Wharton School. Dr. Gerrity also serves as a director of Internet Capital Group, Inc., Hercules, Inc. and Sunoco, Inc. and as a member of the Corporation of the Massachusetts Institute of Technology. Dr. Gerrity is the Chairman of the Advisory Board and a General Partner of Arden Fund I, a private real estate investment fund managed by the Arden Group in Philiadelphia, Pennsylvania. Dr. Gerrity was a director of Federal National Mortgage Association (“Fannie Mae”) from September 1991 until December 2006 and served as the chair of Fannie Mae’s audit committee from January 1999 until May 2006. Fannie Mae restated its audited financial statements for certain periods during which Dr. Gerrity was chair of the audit committee.

Edward L. Kuntz. Mr. Kuntz has served as a director since July 31, 2007. He has been Kindred’s Executive Chairman of the Board since January 2004 and served as Kindred’s Chairman of the Board and Chief Executive Officer from January 1999 to December 31, 2003. He was also Kindred’s President from November 1998 to January 2002 and Chief Operating Officer and a director from November 1998 to January 1999. Mr. Kuntz is a director of Rotech Healthcare, Inc., a provider of home medical equipment and related products and services.

Daniel N. Mendelson. Mr. Mendelson has served as a director since July 31, 2007. Mr. Mendelson is Chairman of our Compensation Committee and a member of the Nominating and Governance Committee. Mr. Mendelson is CEO of Avalere Health LLC (“Avalere Health”), a strategic advisory company that provides guidance and syndicated research for clients in the healthcare industry, government and the not-for-profit sector. Prior to founding Avalere Health in 2000, he served as Associate Director for Health at the White House Office of Management and Budget in Washington, D.C. Mr. Mendelson has been a director of Coventry Healthcare, Inc. since May 2005.

R. David Yost. Mr. Yost has served as a director since July 31, 2007. Mr. Yost has served as a director and President and Chief Executive Officer of AmerisourceBergen since 2001. From August 2001 to October 2002, Mr. Yost served as President of AmerisourceBergen. Mr. Yost was Chairman and Chief Executive Officer of AmeriSource Health Corporation from December 2000 to August 2001 and its President and Chief Executive Officer from May 1997 to December 2000. Mr. Yost also held a variety of other positions with AmeriSource Health Corporation and its predecessors since 1974, including Executive Vice President—Operations of AmeriSource Health Corporation from 1995 to 1997. Mr. Yost is also a director of Electronic Data Systems Corporation.

Dr. Robert A. Oakely. Dr. Oakley has served as a director since March 24, 2008. Dr. Oakley serves as the Chairman of the Audit Committee. Since 2003, Dr. Oakley has served as the Shepard Executive-in-Residence in the Fisher College of Business at The Ohio State University. In 2003, Dr. Oakley retired after more than 25 years service with the Columbus, Ohio-based Nationwide companies, one of the largest diversified insurance and financial services organizations in the world. Dr. Oakley currently serves on the Board of First Mercury Financial Corporation and the Physicians Assurance Corporation. He received his BS from Purdue University and both an MBA and PhD in Finance from The Ohio State University.

Section 16(a) Beneficial Ownership Reporting

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, all filing requirements under Section16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Code of Conduct and Ethics

The Company has a Code of Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer.

The Code of Conduct and Ethics is available on the Company’s website at www.pharmerica.com. The Company will post amendments to or waivers from the Code of Conduct and Ethics to the extent applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer on its website.

Audit Committee Members and Financial Expert

The Company has a standing audit committee established by the Board for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Audit Committee consists of Dr. Robert A. Oakley (Chairman), Dr. Thomas P. Gerrity and Frank E. Collins, Esq. The Board has determined that Dr. Robert A. Oakley is qualified as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of the listed standards of the New York Stock Exchange and applicable rules and regulations of the SEC relating to directors serving on audit committees.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Company’s executive compensation program was initially adopted as part of the formation of the Company through determinations made by the “Transition Planning Committee” in conjunction with our Chief Executive Officer. The Transition Planning Committee was formed by AmerisourceBergen and Kindred as part of the formation of the Company and consisted of three AmerisourceBergen representatives and three Kindred representatives. The Transition Planning Committee was responsible for assembling a management team for a to be formed public company and developing an initial executive compensation program. The executive compensation program, as described below, was reviewed and subsequently approved by the Company’s Compensation Committee.

The Transition Planning Committee retained Mercer Human Resource Consulting (“Mercer”) in 2006 to serve as an outside compensation consultant to the Transition Planning Committee. Using the peer group described below as a benchmark, Mercer prepared data on named executive officer compensation levels and dilution from equity plans. Additionally, Mercer advised the Transition Planning Committee on executive compensation plan design issues, regulatory changes and best practices related to compensation.

The Compensation Committee used Mercer to serve as the outside Compensation Consultant with respect to setting fiscal year 2008 compensation. In April 2008, the Compensation Committee retained Frederic W. Cook & Co. (“Cook”) to serve as our outside Compensation Consultant for subsequent periods. In its role as outside consultant, Cook will provide the Compensation Committee with objective analyses, advice and information with respect to CEO and other executive compensation. Cook maintains no other direct or indirect business relationships with the Company.

Executive Compensation Program Objectives

Our executive compensation program is designed to balance our overall compensation philosophy of promoting programs that are simple and flexible, and sufficiently robust to permit us to attract and retain a high quality and stable executive management team. Our executive compensation program is structured to provide transparency to both our employees and stockholders, be competitive within the institutional pharmacy industry and focus our executives on profitability, achieving cost savings and providing quality services to our customers. Each of these performance objectives are critical to our success.

The goals of our executive compensation program are to:

•

Provide competitive and fiscally responsible compensation that enables us to successfully attract and retain highly-qualified executives with the leadership skills and experience necessary to promote our long-term success;

•

Provide incentive compensation that places a strong emphasis on financial performance, thereby ensuring a strong calibration between the achievement of critical financial and strategic objectives and realized compensation; and

•	Provide an appropriate link between compensation and the creation of stockholder value through awards tied to our long-term performance and share price appreciation.

The three primary elements of compensation used to support the above goals are base salary, annual cash incentive awards and long-term incentive awards:

•

Base Salaries. The objective of base salary is to provide a baseline compensation level that delivers current cash income to the Named Executive Officers (as defined in the 2007 Summary Compensation Table) and reflects their job responsibilities, experience and value to the Company.

•	Annual Cash Incentive Awards. This component of the compensation program rewards corporate, group and individual performance against pre-established annual goals.

•

Long-Term Incentive Awards. Our long-term incentive program is designed to align the interests of our Named Executive Officers with those of our stockholders by motivating these officers to manage the Company in a manner that fosters long-term performance, as reflected in stock price appreciation, and achievement of profitability objectives. Long-term incentives also serve as essential tools to promote executive retention through time-based vesting requirements.

We also provide benefits and perquisites to our Named Executive Officers. The purpose of these benefits, which are modest in value and not a significant component of the overall compensation program, is to aid in attracting and retaining high quality talent.

Benchmarking Process

In general, we have targeted Named Executive Officers’ total compensation to fall within the median range for equivalent positions at peer group companies after adjusting for company size, differences in job content, and experience and responsibilities of the roles compared to similar positions in the market. Based upon consultation with Mercer, the Compensation Committee approved the use of a peer group composed of companies that are relatively comparable in size as measured by annual revenue, operate within the same general industry space, and are competitors for customers and/or executive talent. The peer group used for 2007 benchmarking purposes consisted of:

•	Omnicare Inc.

•	Owens & Minor Inc.

•	St. Jude Medical Inc.

•	Henry Schein Inc.

•	Invacare Corp.

•	PSS World Medical Inc.

•	Lincare Holdings Inc.

•	Bioscrip Inc.

•	Rotech Healthcare Inc.

For purposes of reviewing the competitiveness of our executive compensation program, Mercer used a combination of data from the annual proxy statements of the above-referenced peer companies as well as general industry data for comparably sized companies as provided in three published compensation surveys, including the Mercer Americas Executive Remuneration Database, Watson Wyatt Report on Top Management Compensation, and Clark Consulting Executive and Senior Management Compensation Survey. Data from these surveys was generally regressed using the Company’s annual revenues of approximately $2.0 billion to determine size-adjusted market rates. The number of companies included in the survey data ranged from approximately 50 to 800, depending on the survey and the position as a reference point for our Named Executive Officers.

The survey data consisted of general industry references for companies of comparable size to the Company and were blended with the available proxy data to provide an overall market composite. We will continue to monitor whether this peer group and the individual compensation surveys remain appropriate for our Company and will make changes when appropriate.

Components of the Executive Compensation Program

Upon formation of the Company, the Transition Planning Committee adopted an initial compensation strategy for the Named Executive Officers consisting of conservative cash compensation (i.e., 25th percentile to median base salary and bonus opportunities) combined with more aggressive up-front equity incentive awards. The up-front equity awards, which were generally in the range of 200% to 300% of the market median for the Named Executive Officers (other than the CEO whose initial award size also considered amounts forfeited at his prior employer), were intended to:

•	Motivate and reward the executives' efforts to integrate the Company’s businesses;

•	Build commitment to our Company and promote retention during the post-closing transition;

•	Make a substantial portion of the Named Executive Officers' compensation directly contingent on future stock price appreciation and changes in stockholder value;

•	Complement the other components of our compensation program and provide competitive total compensation opportunities; and

•	Replace amounts forfeited at prior employers (applies only to our CEO).

For Fiscal 2008, our Named Executive Officer compensation program consists of base salary, annual cash incentives and long-term incentives. For our Named Executive Officers, our program is structured so that variable, or “at risk,” compensation ranges from 50-75% of total compensation. To ensure that the executives with the highest degree of responsibility to stockholders are held most accountable for results, the portion of total compensation delivered through annual and equity-based long-term incentives varies directly with the executive’s level of responsibility.

Base Salary

Base salaries for our Named Executive Officers are targeted in the median range for equivalent positions at the peer group companies after adjusting for company size, differences in job content, experience, and responsibilities. Competitive base salaries are essential to attracting and retaining executive management talent.

Mr. Weishar's employment agreement, entered into on January 14, 2007 with Kindred sets his base salary at $700,000, a rate individually negotiated with Mr. Weishar and which was at a level necessary and appropriate in light of the other terms of his employment agreement, namely, Mr. Weishar’s initial equity award, which is described under the “Long Term Incentive” section. His base salary falls between the 25th percentile and the median of our selected peer group. Mr. Weishar’s employment agreement was subsequently assigned to the Company as part of the Pharmacy Transaction.

Base salaries for our other Named Executives were individually negotiated with the executives and are set forth in their employment agreements. The Compensation Committee will review base salaries at least annually and more frequently when promotions or changes in responsibility occur within our executive management. Salary increases will be based on factors such as competitive market data, assessment of individual performance, promotions, level of responsibility, and input from our CEO for Named Executives other than himself.

Annual Cash Incentives.

Pursuant to the Company’s annual incentive program, our Named Executive Officers have the opportunity to earn annual cash incentives for meeting annual performance goals. The Company utilizes cash incentives as a method of tying a portion of annual compensation to our annual financial performance. The specific objective performance criterion that must be obtained in order for bonuses to be paid are established each year by the Compensation Committee, and are subject to change from year to year. In 2007, the incentives were based upon the Company achieving adjusted EBITDA goals. EBITDA was selected as the objective performance criterion, because, as a new company, it was critical to focus our Named Executive Officers on earnings and the achievement of cost savings. EBITDA was adjusted to add back integration costs, which relate to our integration and consolidation activities. For 2007, achievement of $70 million in adjusted EBITDA resulted in payment of target bonuses. Adjusted EBITDA goals for threshold and maximum bonuses were $63 and $84 million, respectively.

Target bonus opportunities are expressed as a percentage of base salary and vary among our Named Executive Officers. The targets were individually negotiated with our Named Executive Officers prior to their accepting employment with our Company. Pursuant to the terms of his employment agreement, Mr. Weishar’s target annual bonus is equal to 100% of his base salary. In fiscal year 2007, Mr. Culotta, Mr. McCullough, Ms. Rutkowski, Mr. McKay and Mr. Caneris were eligible for annual target bonus opportunities (represented as a percentage of base salary) of 75%, 60%, 80%, 50% and 50% respectively. For fiscal year 2007, all bonuses were prorated from the executives’ starting date. The amount of the bonuses are reported in the 2007 Summary Compensation Table.

As part of the formation of the Company, Messrs. Weishar’s and Culotta’s annual incentives were based entirely on achieving the adjusted EBITDA target. For the other named executive officers, annual incentives were based 75% on achieving the adjusted EBITDA target and 25% on individual performance. An individual performance measure was utilized for Ms. Rutkowski, Mr. McKay and Mr. Caneris, because of the nature of their duties as Chief Clinical Officer, Senior Vice President of Sales and Marketing, and Senior Vice President and General Counsel respectively. It was desirable for the Company to focus them on the achievement of certain important non-financial departmental initiatives. In 2007, actual bonus awards for our named executive officers were set to range from 0% to 125% of the target award, depending upon performance relative to the predetermined adjusted EBITDA goals. The range was the same for all the Company’s executives. The Company achieved adjusted EBITDA of $71.1 million and the individual performance component for each Ms. Rutkowski and Messrs. McKay and Caneris was funded at 100% of target. All bonuses related to the adjusted EBITDA target to our named executive officers (other than McMcullough who did not receive a bonus due to his termination) were paid at 102% of target. No discretion was used in funding or in allocating the bonus pool.

Long-Term Incentives

The Company’s Long-Term Incentive Founders' Grants and Initial Grant for Mr. Weishar

In fiscal year 2007, the long-term component of our executive compensation program for each of our named executive officers (excluding our Chief Executive Officer) consisted of a founders' grant of stock options and restricted shares.

The value of the founders' grant was generally within 200% to 300% of the market median levels for long-term incentive compensation for our peer group. These levels are intended to provide a significant equity stake in the enterprise to key executives. The award value was granted 75% in stock options and 25% in restricted shares or restricted share units. This blend of restricted stock to options was selected, to focus the new management team on stockholder value creation and build retention power into the compensation program. The heavier emphasis on stock options reinforces a critical objective of appropriately linking compensation and the creation of stockholder value by tying compensation to share price appreciation, while having the restricted shares that vest in full on the 3rd anniversary of grant support both share price appreciation and executive retention. Messrs. Culotta, McCullough, Rutkowski, McKay and Caneris received a founders' grant with respect to fiscal year 2007 with a grant date value expressed as a percent of base salary of 525%, 525%, 250%, 260%, and 280% respectively.

Mr. Weishar was not awarded a founder’s grant because he had been provided an equity grant pursuant to his employment agreement. Under the agreement, the Company granted to Mr. Weishar, on the fifth trading day following consummation of the Pharmacy Transaction, non-qualified stock options to purchase shares of the Company’s common stock representing 1.0% of the total number of shares of common stock outstanding and a number of restricted shares of common stock representing 0.75% of the total fair market value, based on the closing price of our common stock on such date, of the common stock then outstanding. The size of the grant was intended to provide Mr. Weishar with significant ownership in the Company and to link his compensation to changes in stockholder value, and to restore certain compensation opportunities that Mr. Weishar forfeited in connection with his resignation from his prior employer.

For fiscal year 2008 and thereafter, we expect that our long-term incentive program will consist of annual grants, targeted at market median levels, consisting of a combination of stock options, performance share/performance share units and long-term cash incentives. Performance share/performance share units and long-term cash incentives were introduced into the long-term incentive program in 2008 for our Named Executive Officers to focus executives on achievement of long-term operating objectives. Similar to the annual bonus plan, adjusted EBITDA was selected as the performance measure for the 2008 performance share and long-term cash plans to reinforce the importance of achievement of cost savings and earnings in the creation of long-term stockholder value.

Treatment of Equity Incentives in the Event of Change in Control

As provided in the Company’s Omnibus Incentive Plan or the award agreements related thereto, unvested equity awards granted to our named executive officers (with the exception of equity awards held by the CEO) may automatically vest upon certain terminations of a named executive officer's employment following a change in control. We believe that such a “double trigger” provision is reflective of a growing trend in market practice, which maintains the retention power of the compensation program following a change in control, and will encourage our executive officers to assess takeover bids objectively without regard to the potential impact on their job security. Unvested equity awards held by our CEO automatically vest upon a change in control as provided under terms of his employment agreement, which was entered into prior to the development of our overall executive compensation program and the decision to provide for “double trigger” vesting with respect to our executive officers generally. Such features are intended to apply to all future grants.

Stock Ownership Guidelines

We encourage our executive officers and other key employees to own stock in the Company. The Committee adopted stock ownership guidelines to align long-term interests of management with those of our stockholders and provide a continuing incentive to foster the Company’s success. The stock ownership guidelines become effective July 1, 2008 for certain key executive officers, including our named executive officers. Under the stock ownership guidelines, the CEO, Executive Vice Presidents, and Senior Vice Presidents are expected to own Company stock in the amount of 200%, 150%, and 100% of their annual base salary, respectively. The Named Executive Officers have four (4) years to accumulate the targeted ownership level. The following count towards meeting the stock ownership guidelines: all shares and options owned and all restricted shares, performance share units and stock options which vest within sixty (60) days of any date of determination. Shares are valued at fair market value and options are valued at the spread between the exercise price and the fair market value of the underlying shares. As of April 22, 2008, the value of the named executive officers’ (other than Mr. McCullough) ownership in the Company is as follows: Gregory Weishar- $899,394 (128% of 2007 base salary); Michael Culotta- $0; Janice Rutkowski-$88,940 (35% of 2007 base salary); Robert McKay- $0; and Thomas Caneris- $0.

CEO Signing Bonus and Special Integration Bonuses

Mr. Weishar was provided with a cash signing bonus and was also provided with a special integration bonus opportunity pursuant to his employment agreement. This opportunity was provided because the successful integration of the two legacy portions of the Company is critical to our future success and the Company desired to specifically tie portions of Mr. Weishar’s compensation to the successful integration. Earnout of the integration bonus is linked to the achievement of synergy targets that were developed by the Transition Planning Committee based on expected cost savings opportunities that are expected to come from site consolidations, overhead reductions and other aggregate efficiencies resulting from the combined businesses. The integration bonus is discussed in more detail under the discussion of Mr. Weishar’s employment agreement under “Narrative Disclosure to Summary Compensation Table and Grants of Plan—Based Awards Table”.

Benefits and Perquisites

Our named executive officers are eligible to participate in our 401(k) plan and, except as described below, receive the same health, life and disability benefits available to our employees generally. We do not offer a defined benefit pension plan or a supplemental executive retirement plan.

Voluntary Deferred Compensation Plan

Commencing in 2008, the Company offers each of our eligible executive officers, including our Named Executive Officers, the ability to elect to defer up to 100% of their annual bonus and 50% of their base salary into a non-qualified deferred compensation plan. We believe the deferred compensation plan will serve to motivate and retain our executive officers by providing a tax-effective opportunity to save for their retirement and enable them to take a more active role in structuring the timing of certain compensation payments.

Relocation Expenses

We agreed to pay all reasonable and customary relocation expenses for Messrs. Weishar, Culotta, McKay and Caneris (up to a certain dollar amount as specified in Mr. Culotta’s and Mr. Caneris’ employment agreement) and related taxes for them in order to entice them to relocate their families in connection with their employment with the Company.

Club Membership

Pursuant to the terms of Mr. Weishar’s employment agreement, we reimbursed Mr. Weishar $16,000 for an initiation fee incurred by him in connection with his membership at one country club.

Defined Benefit Pension Plan

The Company does not offer to its employees or named executive officers a defined benefit pension plan, nor does the Company expect to offer such plan in the future to its employees.

Employment Agreements

Our Board, based upon the recommendation of our Compensation Committee, approved the Company entering into employment agreements with our Named Executive Officers in order to attract and retain each of these individuals given their experience and qualifications to serve the Company in the foregoing capacities. In addition to providing for compensation opportunities described above and in the following tables and narratives, the employment agreements provide our named executive officers with benefits upon certain terminations of employment. The employment agreements also contain change in control benefits for our Named Executive Officers to help keep them focused on their work responsibilities during the uncertainty that accompanies a change in control and to provide benefits for a period of time after termination of employment following a change in control. The employment agreements contain post-employment non-competition and non-solicitation agreements for a period of twenty-four months, for Mr. Weishar, Ms. Rutkowski and Mr. McKay and eighteen months for Mr. Culotta and Mr. Caneris following the date of termination. The Company believes these agreements are an appropriate method of protecting the Company’s business and investment in human capital. The severance levels and benefits were determined through negotiations with the executives. Messrs. McKay and Caneris received a signing bonus upon the execution of their employment agreements. The employment agreements of each of our named executive officers contain provisions for tax gross-ups under section 280G of the Internal Revenue Service Code (“Code”). The Company believes these provisions are appropriate and necessary to make the executives whole in the case the payment of these taxes is required. For a description of the material terms of the employment agreements with each of our named executive officers, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan – Based Awards Table” below. Compensation that could potentially be paid to our named executive officers pursuant to the employment agreements upon a change in control is described below in “Potential Payments upon Termination or Change in Control”.

Tax Deductibility of Compensation

Section 162(m) of the Code restricts deductibility for federal income tax purposes of annual individual compensation in excess of $1.0 million to the CEO and the other Named Executive Officers if certain conditions are not fully satisfied. To the extent practicable, we have preserved deductibility of compensation paid to our executive officers. However, the Compensation Committee believes that maintaining flexible compensation programs that attract highly-qualified executives is important, and may, if appropriate, award compensation that is not fully deductible under Section 162(m).

Compensation Committee Report

The Compensation Committee of the Board of Directors hereby reports as follows:

1. The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K with management.

2. Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s Proxy Statement and Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

The Compensation Committee

Daniel N. Mendelson, Chairman

Thomas P. Mac Mahon

2007 Summary Compensation Table

The following table sets forth certain information regarding compensation for fiscal 2007 commencing August 1, 2007, following the closing of the Pharmacy Transaction for (1) Mr. Weishar, our Chief Executive Officer during fiscal year 2007, (2) Mr. Culotta, our Chief Financial Officer during fiscal year 2007, (3) the Company’s three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2007, and (4) one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (collectively referred to as the “Named Executive Officers”). The following table reflects the respective officers compensation while serving as an employee of the Company during the year.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Gregory Weishar (4) Chief Executive Officer	2007	$275,226	$1,200,000	$434,433	$147,512	$640,865	$63,089	$2,761,125

Michael Culotta (5) Executive Vice President and Chief Financial Officer	2007	$158,368	$—	$71,242	$85,487	$182,584	$13,094	$510,775

Robert McKay (6) Senior Vice President of Sales and Marketing	2007	$95,190	$75,000	$21,774	$26,134	$53,018	$120	$271,236

Janice Rutkowski (7) Senior Vice President and Chief Clinical Officer	2007	$108,435	$—	$25,039	$95,089	$86,167	$9,000	$323,730

Thomas Caneris (8) Senior Vice President, General Counsel and Secretary	2007	$82,698	$20,000	$21,802	$26,165	$47,127	$19,242	$217,034

Mark McCullough (9) Chief Operating Officer	2007	$96,925	$—	$19,095	$—	$—	$92,297	$208,317

(1)	These amounts represent the dollar amount recognized for financial reporting in accordance with SFAS 123(R). In each case, the amount of compensation expense was calculated excluding forfeiture assumptions. The assumptions used in calculating the amounts with respect to fiscal year 2007 are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2008.
(2)	These amounts represent amounts earned under the Company’s short-term incentive plan for the year ended December 31, 2007. Bonuses were prorated to the date that the Named Executive Officers performed services on behalf of the Company.

(3)	The amounts in this column include the Company’s contributions for the respective periods for the benefit of the Named Executive Officers to the Company’s 401(k) Plan, the taxable value of life insurance premiums, severance and other perquisites as follows:

Name and Principal Position	401(k) Matching	Life Insurance Premiums	Perquisites	Severance	Total
Gregory Weishar (10)	$—	$749	$62,340	$—	$63,089
Chief Executive Officer

Michael Culotta (11)	$—	$409	$12,685	$—	$13,094
Executive Vice President and Chief Financial Officer

Robert McKay	$—	$120	$—	$—	$120
Senior Vice President of Sales and
Marketing

Janice Rutkowski	$9,000	$—	$—	$—	$9,000
Senior Vice President and Chief Clinical
Officer

Thomas Caneris (12)	$—	$90	$19,152	$—	$19,242
Senior Vice President, General Counsel and Secretary

Mark McCullough	$2,250	$47	$—	$90,000	$92,297
Chief Operating Officer

(4)	Mr. Weishar has served as a director and Chief Executive Officer of the Company since the consummation of the Pharmacy Transaction. Mr. Weishar’s base salary is $700,000 under the terms of his employment agreement. The amount reported in the table reflects Mr. Weishar’s salary commencing August 1, 2007. From February 5, 2007 through July 31, 2007, Mr. Weishar was paid $336,540, which is not reported in the above table, through Kindred’s pharmacy business pursuant to his employment agreement which was later assigned to the Company upon the consummation of the Pharmacy Transaction. In addition, Kindred paid Mr. Weishar’s $1.2 million signing bonus, which is reported in the above table, under the terms of the employment agreement. On July 31, 2007, as part of the Pharmacy Transaction, the Company reimbursed Kindred for the pre-Pharmacy Transaction expenses incurred by Kindred, which included the signing bonus and the salary paid by Kindred to Mr. Weishar prior to August 1, 2007.
(5)	Mr. Culotta has served as Executive Vice President and Chief Financial Officer of the Company since the consummation of the Pharmacy Transaction. Mr. Culotta’s base salary is $405,000 under the terms of his employment agreement. The amount of $158,368 reflects Mr. Culotta’s salary beginning August 1, 2007, through December 31, 2007. From May 29, 2007 through July 31, 2007, Mr. Culotta was paid $68,541, which is not reported in the above table, through Kindred’s pharmacy business. On July 31, 2007, as part of the Pharmacy Transaction, the Company reimbursed Kindred for the pre-Pharmacy Transaction expenses incurred by Kindred, which included the salary paid by Kindred to Mr. Culotta prior to August 1, 2007.
(6)	Mr. McKay’s base salary is $250,000 under the terms of his employment agreement. The amount of $95,190 reflects Mr. McKay’s salary from his date of hire of August 1, 2007.
(7)	Ms. Rutkowski has served as Senior Vice President and Chief Clinical Officer of the Company since July 31, 2007. Prior to July 31, 2007 Ms. Rutkowski was employed by PharMerica Long-Term Care. Ms. Rutkowski’s base salary is $255,625 under the terms of her employment agreement. The amount of $108,435 reflects Ms. Rutkowski’s base salary, beginning August 1, 2007 through December 31, 2007.
(8)	Mr. Caneris’ base salary is $250,000 under the terms of his employment agreement. The amount of $82,698 reflects Mr. Caneris’ salary from his date of hire of August 17, 2007.
(9)

Mr. McCullough is no longer with the Company. Mr. McCullough served as Senior Vice President, Chief Operating Officer from July 31, 2007 to September 21, 2007. The amount of $96,925 reflects Mr. McCullough’s salary beginning August 1, 2007, through his date of resignation. In connection with Mr. McCullough’s resignation, Mr. McCullough and the Company entered into a separation of employment agreement and general release on September 21, 2007. Under the separation agreement, Mr. McCullough receive a severance payment of $450,000, to be paid in 15 equal monthly payments beginning on October 1,

2007. For the year ended December 31, 2007, Mr. McCullough received $90,000 under the terms of his separation agreement. Mr. McCullough also received continuing health benefits (COBRA) for him and his family from September 22, 2007 to December 31, 2007.

(10)	Mr. Weishar’s perquisites include $16,000 in country club membership fees and $46,340 for reimbursement of legal expenses and relocation costs (including tax gross-ups) incurred during his transition to his position as Chief Executive Officer of the Company.
(11)	Mr. Culotta’ s perquisites include $12,685 for reimbursement of relocation costs (including tax gross-ups) incurred during his transition to Executive Vice President and Chief Financial Officer of the Company.
(12)	Mr. Caneris’ perquisites include $19,152 for reimbursement of relocation costs incurred during his transition to Senior Vice President, General Counsel and Secretary.

Grants of Plan-Based Awards in 2007

The following table sets forth certain information concerning grants of awards to the named executive officers pursuant to the Company’s Omnibus Incentive Plan in the fiscal year ended December 31, 2007.

Name and Principal Position	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)						Grant Date		Board or Date of Compensation Committee Action		All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards (4)
	Threshold		Target		Maximum
Gregory Weishar Chief Executive Officer	$ $ $	350,000 — —	$ $ $	700,000 — —	$ $ $	875,000 — —	8/7/2007 8/7/2007		— —		225,415 —	— 300,553	$ $	— 16.31	$ $	3,676,519 1,755,246

Michael Culotta Executive Vice President and Chief Financial Officer	$ $ $	151,875 — —	$ $ $	303,750 — —	$ $ $	379,688 — —	8/7/2007 8/7/2007		— —		32,593	— 204,982	$ $	— 16.31	$ $	531,592 1,197,107

Robert McKay Senior Vice President of Sales and Marketing	$ $ $	62,500 — —	$ $ $	125,000 — —	$ $ $	156,250 — —	8/7/2007 8/7/2007		— —		9,963 —	— 62,661	$ $	— 16.31	$ $	162,497 365,945

Janice Rutkowski Senior Vice President and Chief Clinical Officer	$ $ $ $ $ $	102,250 — — — — —	$ $ $ $ $ $	204,500 — — — — —	$ $ $ $ $ $	255,625 — — — — —	8/7/2007 8/7/2007 8/1/2007 8/1/2007 8/1/2007	(6) (6) (6)	— — 10/25/2006 10/25/2006 10/25/2006	(6) (6) (6)	9,796 — 3,651 — —	— 61,606 — 24,100 31,990	$ $ $ $ $	— 16.31 — 15.21 10.88	$ $ $ $ $	159,773 359,784 13,217 109,971 229,050

Thomas Caneris (5) Senior Vice President, General Counsel and Secretary	$ $ $	62,500 — —	$ $ $	125,000 — —	$ $ $	156,250 — —	8/17/2007 8/17/2007		8/7/2007 8/7/2007		10,730 —	— 67,481	$ $	— 16.27	$ $	174,577 393,129

Mark McCullough		$108,000		$216,000		$270,000
Chief Operating Officer	$ $ $ $	— — — —	$ $ $ $	— — — —	$ $ $ $	— — — —	8/7/2007 8/7/2007 8/1/2007 8/1/2007 8/1/2007 8/1/2007	(6) (6) (6) (6)	— — 10/25/2006 10/25/2006 10/25/2006 10/25/2006	(6) (6) (6) (6)	28,970 — 8,517 8,112 1,665 —	— 182,198 — — — 13,239	$ $ $ $ $ $	— 16.31 — — — 13.47	$ $ $ $ $ $	472,501 1,064,047 68,562 92,477 18,948 76,224

(1)

The amounts in the table represent the estimated possible payouts of cash awards under the formula-based and individual-based component of the Company’s 2007 short-term incentive program which is tied to financial and with respect to Ms. Rutkowski and Mr. McKay and Mr. Caneris individual performance goals if the Named Executive Officer had been employed with the Company the entire year. The Named Executive Officers did not receive any payments under the Company’s 2007 short-term incentive program for 2007, until March 2008. The actual amount paid to the Named Executive Officers was prorated from their actual start date. The amounts disclosed in the table above reflect the award percentage according to the terms of the employees award agreement. The Company’s 2007 short-term incentive program is more fully described in the “Compensation Discussion and Analysis” section above.

(2)	All stock awards are awards granted in the Company’s common stock, such awards were granted under the Company’s 2007 Omnibus Incentive Plan. Stock awards granted to Mr. Weishar vest in the following amounts on the following dates: 56,353 on 01/01/2008, 56,354 on 12/31/2008, 56,354 on 12/31/2009 and 56,354 on 12/31/2010. Stock awards granted to all other named executive officers vest on the third anniversary of the date of grant. Stock awards authorized in October 2006 are substitute awards to Mr. McCullough and Ms. Rutkowski and kept the same terms, conditions and vesting schedule of the awards granted to them by Kindred and AmerisourceBergen, respectively.
(3)	All option awards are to purchase shares of the Company’s common stock and were granted under the Company’s 2007 Omnibus Incentive Plan. Option awards granted to Mr. Weishar vest in the following amounts on the following dates: 75,138 on 01/01/2008, 75,138 on 12/31/2008, 75,138 on 12/31/2009 and 75,139 on 12/31/2010. Option awards granted in August 2007 to all other named executive officers vest annually on the anniversary of the date of grant in increments of twenty-five percent each year. Option awards authorized in October 2006 are substitute awards to Mr. McCullough and Ms. Rutkowski and kept the same terms, conditions and vesting schedule of the awards granted to them by Kindred and AmerisourceBergen, respectfully.
(4)	Represents the grant date fair value computed in accordance with FAS 123(R).
(5)	The Compensation Committee approved equity grants to Mr. Caneris on August 7, 2007 to be issued to Mr. Caneris upon commencement of employment. Mr. Caneris commenced employment with the Company on August 17, 2007.
(6)	Grants represent substitute awards as a result of the Pharmacy Transaction and such awards keep the same terms and conditions granted to them by Kindred or AmerisourceBergen as applicable. The substitute awards were approved by the Board as part of its approval of the Pharmacy Transaction.
(7)	The then existing board of the Company approved the grant of substitute awards, upon consummation of the Pharmacy Transaction, in conjunction with its approval of the Pharmacy Transaction on October 25, 2006.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

During 2007, all of our Named Executive Officers were employed pursuant to employment agreements with the Company. Additional provisions of the employment agreements are set forth in the Compensation Discussion and Analysis.

Employment Agreement with Mr. Weishar

Mr. Gregory Weishar, our Chief Executive Officer, entered into his employment agreement on January 14, 2007. On November 13, 2007, we entered into an amendment to the employment agreement. The term of the agreement ends on December 31, 2009, at which time, the agreement automatically renews for additional one-year periods, unless either Mr. Weishar or the Company give notice of non-renewal to the other at least four months prior to the expiration of the relevant period. The employment agreement provides that Mr. Weishar receives a minimum base salary of $700,000 and is eligible to receive a performance-based annual cash bonus with a target payment equal to 100% of his annual base salary and a maximum bonus of 125% of his base salary for 2007 to the extent that the quantitative performance objectives established annually by the Board or the Compensation Committee are met. Mr. Weishar received a special one-time cash signing bonus of $1.2 million.

In addition to the above, Mr. Weishar is entitled to receive two special integration bonuses with respect to the performance of the Company (1) if the Company achieves a $30 million synergy target during Mr. Weishar’s employment on or before January 31, 2009, as determined by the Board or the Compensation Committee in its reasonable discretion, Mr. Weishar will receive a one-time cash bonus of $500,000 and (2) if the Company achieves a synergy target of $45 million or more during Mr. Weishar’s employment term and at or before July 31, 2010, as determined by the Board or the Compensation Committee in its reasonable discretion, Mr. Weishar will receive an additional bonus of $500,000.

We also granted to Mr. Weishar, on the fifth trading day following consummation of the Pharmacy Transaction, a non-qualified stock option to purchase shares of the Company’s common stock representing 1.0% of the total number of shares of common stock outstanding immediately after the closing of the Pharmacy Transaction at a price equal to the closing price per share on the grant date. As a result, Mr. Weishar was granted options to purchase 300,553 shares of common stock with an exercise price of $16.31 per share. The options have or will vest in four equal installments on each of January 1, 2008, December 31, 2008, December 31, 2009 and December 31, 2010. We also granted to Mr. Weishar, on the closing date of the Pharmacy Transaction, a number of restricted shares of common stock representing 0.75% of the total fair market value, based on the closing price of our common stock on such date, of the common stock then outstanding. As a result, Mr. Weishar was granted 225,415 shares. The restricted stock vests in four equal installments, on each of January 1, 2008, December 31, 2008, December 31, 2009 and December 31, 2010.

The type of compensation due Mr. Weishar in the event of the termination of his employment agreement with the Company varies depending on the nature of the termination.

Termination without Cause or Resignation for Good Reason—If we terminate Mr. Weishar’s employment without Cause or he terminates his employment with Good Reason (as such terms are defined below), he will be entitled to receive:

•

a lump-sum cash payment equal to the sum of (i) any earned but unpaid base salary through the date of termination, (ii) a pro rata bonus for the calendar year of termination equal to his then current annualized base salary pro rated through the date of termination, (iii) any expense reimbursement payments then due, and (iv) an amount in respect of any earned but unused vacation days through the date of termination (with the value of unused vacation days being equal to his then annual base salary divided by 250); and

•	an amount equal to three times the sum of his then annual base salary and target bonus payment for the calendar year in which termination occurs.

In addition to the foregoing cash payments:

•

Mr. Weishar will be entitled to receive continued coverage under the Company’s welfare benefit plans during the two-year period following termination (or the cash value of such coverage, determined on a net after-tax basis) and COBRA health care continuation coverage commencing at the end of such two-year period;

•

each compensatory stock option, including the initial awards referred to above, he has received shall (to the extent that they would have become vested or exercisable on or before the third anniversary of the termination date) be fully vested and shall remain fully exercisable until the earliest of a change in control, the second anniversary of the termination date and the expiration of its maximum stated term;

•

each compensatory restricted stock award, including the initial award described above, he has received shall become fully vested as of the termination date, to the extent that it would have become vested on or before the third anniversary of the termination date and all contractual restrictions on such award shall lapse as of the termination date; and

•

any other equity-based award he shall have received shall also become fully vested, and shall become non-forfeitable, as of the termination date, to the extent that it would have become vested on or before the third anniversary of the termination date.

“Cause” is defined as the conviction of, or plea of guilty or nolo contendere to, a felony; the commission of intentional acts of gross misconduct (including, without limitation, theft, fraud, embezzlement or dishonesty) that significantly impair the business of the Company or cause significant damage to its property, reputation or business; willful refusal to perform, or willful failure to use good faith efforts to perform, material duties that remains uncured for 14 days following written request from the Board for cure; willful and material breach of any material provision of the Company's code of ethics, or of any other material policy governing the conduct of its employees generally, that remains uncured for 14 days following written request from the Board for cure; or willful and material breach of the employment agreement that remains uncured for 14 days following written request from the Board for cure.

“Good Reason” is defined as any material diminution in Mr. Weishar’s authorities, titles or offices, or the assignment to him of duties that materially impair his ability to perform the duties normally assigned to the chief executive officer of a corporation of the size and nature of the Company (other than a failure to be re-elected to the Board following nomination for election); any change in the reporting structure such that he reports to someone other than the Board; any relocation of the Company’s principal office, or of his principal place of employment to a location more than 35 miles from Louisville, Kentucky; any material breach by the Company, or any of its affiliates, of any material obligation to Mr. Weishar; or any failure of the Company to obtain the assumption in writing of its obligations to perform the employment agreement by any successor to all or substantially all of the business and assets of the Company within 15 days after any merger, consolidation, sale or similar transaction; in each case that either has not been consented to by Mr. Weishar or is not fully cured within 30 days after written notice to the Company requesting cure.

Termination for Death or Disability—If Mr. Weishar’s employment is terminated due to his death or disability (defined as his inability, due to physical or mental incapacity, to substantially perform his duties and responsibilities under this agreement for 180 days out of any 270 consecutive days), he (or his successors-in-interest) shall receive a lump-sum cash payment equal to the sum of (i) any earned but unpaid base salary through the date of termination, (ii) a pro rata bonus for the calendar year of termination equal to his then current annualized base salary pro rated through the date of termination, (iii) any expense reimbursement/payments then due, and (iv) an amount in respect of any earned but unused vacation days through the date of termination (with the value of unused vacation days being equal to his then annual base salary divided by 250).

In addition to the foregoing cash payment:

•

Mr. Weishar will be entitled to receive continued coverage under the Company’s welfare benefit plans during the one-year period following termination (or the cash value of such coverage, determined on a net after-tax basis) and COBRA health care continuation coverage commencing at the end of such one-year period;

•

each compensatory stock option, including the initial awards referred to above, he has received shall (to the extent that they would have become vested or exercisable on or before the first anniversary of the termination date) be fully vested and shall remain fully exercisable until the earliest of a change in control, the first anniversary of the termination date and the expiration of its maximum stated term;

•

each compensatory restricted stock award, including the initial award described above, he has received shall become fully vested as of the termination date, to the extent that it would have become vested on or before the first anniversary of the termination date and all contractual restrictions on such award shall lapse as of the termination date; and

•

any other equity-based award he shall have received shall also become fully vested, and shall become non-forfeitable, as of the termination date, to the extent that it would have become vested on or before the first anniversary of the termination date.

Termination Due to Non-Renewal of Employment Agreement or Other Terminations—If Mr. Weishar’s employment is terminated because of the expiration of its term due to notice of non-renewal or for any other reason (including voluntary resignation), he will be entitled to receive a lump-sum cash payment equal to the sum of (i) any earned but unpaid base salary through the date of termination, (ii) any expense reimbursement payments then due, and (iii) an amount in respect of any earned but unused vacation days through the date of termination (with the value of unused vacation days being equal to his then annual base salary divided by 250).

In addition to the foregoing cash payment, in the case Mr. Weishar’s employment is terminated because of the expiration of its term due to notice of non-renewal:

•

each compensatory stock option, including the initial awards referred to above, he has received shall (to the extent that they would have become vested or exercisable on or before (i) the second anniversary of the termination date, in the case of notice of non-renewal by the Company, or (ii) the first anniversary of the termination date, in the case of non-renewal by Mr. Weishar), be fully vested and shall remain fully exercisable until the earliest of a change in control, the second anniversary of the termination date, in the case of notice of non-renewal by the Company, or first anniversary of the termination date, in the case of notice of non-renewal by Mr. Weishar, and the expiration of its maximum stated term;

•

each compensatory restricted stock award, including the initial award described above, he has received shall become fully vested as of the termination date, to the extent that it would have become vested on or before (i) the second anniversary of the termination date, in the case of notice of non-renewal by the Company, or (ii) the first anniversary of the termination date, in the case of non-renewal by Mr. Weishar, and all contractual restrictions on such award shall lapse as of the termination date; and

•

any other equity-based award he shall have received shall also become fully vested, and shall become non-forfeitable, as of the termination date, to the extent that it would have become vested on or before (i) the second anniversary of the termination date, in the case of notice of non-renewal by the Company, or (ii) the first anniversary of the termination date, in the case of non-renewal by Mr. Weishar.

Change in Control—In the event of a change in control of the Company, Mr. Weishar is not entitled to any cash compensation, except to the extent that the employment agreement is terminated under any of the circumstances described above. In addition,

•	each compensatory stock option, including the initial awards referred to above, he has received shall become fully vested, and exercisable, on or before such change in control;

•

each compensatory restricted stock award, including the initial award described above, he has received shall become fully vested as of the date of the change in control and all contractual restrictions on such award shall lapse as of such date; and

•	any other equity-based award he shall have received shall also become fully vested, and shall become non-forfeitable, as of the date of the change in control.

Change in control means:

•	a majority of our directors being replaced under certain circumstances;

•

any “person,” as such terms is used on Mr. Weishar’s start date in Section 13(d) of the Securities Exchange Act of 1934, is or becomes a “beneficial owner,” of a percentage of the voting stock of the Company that is 40% larger than the percentage (if any) of the voting stock of the Company, thus measured, that such “person” beneficially owned upon the closing of the Pharmacy Transaction;

•

the Company combines with another entity and is the surviving entity, or all or substantially all of the assets or business of the Company, is disposed of pursuant to a sale, merger, consolidation or liquidation, unless the holders of the Company’s common stock, immediately prior to such transaction own, directly or indirectly, more than two-thirds of the common stock of: (1) in the case of a combination in which the Company is the surviving entity, the surviving entity and (2) in any other case, the entity, if any, that succeeds to all or substantially all of the business and assets of the Company.

Tax Gross-Up Payments—In the event that any payment or benefit made or provided to Mr. Weishar under the employment agreement is determined to constitute a parachute payment, as such term is defined in section 280G(b)(2) of the Code, the Company shall pay to Mr. Weishar, prior to the time any excise tax imposed by section 4999 of the Code is payable with respect to such payment or benefit, an additional amount which, after the imposition of all income and excise taxes thereon (and assuming all federal, state and other income taxes are imposed at the highest marginal rate), is equal to the excise tax on such payment or benefit. The determination of whether any payment or benefit constitutes a parachute payment and, if so, the amount to be paid to Mr. Weishar and the time of payment shall be made by a nationally-recognized independent accounting firm selected and paid for by the Company.

Mr. Weishar also agreed to certain confidentiality, non-competition and non-solicitation provisions in his employment agreement.

Employment Agreement with Janice Rutkowski

On July 11, 2007, we entered into an employment agreement with Ms. Rutkowski, which became effective on August 1, 2007, the first day of business operations of the Company. The term of the agreement ends August 15, 2008.

Pursuant to the terms of the employment agreement, Ms. Rutkowski receives a minimum base salary of $255,625, which is reviewed annually by our Chief Executive Officer. She is eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Company for senior level executives generally, (ii) participate in all incentive, savings and retirement plans and programs of the Company to at least the same extent as other senior executives of the Company, (iii) participate in all welfare benefit plans and programs provided by the Company to at least the same extent as other senior executives of the Company, and (iv) four weeks of paid vacation per calendar year.

The type of compensation due to Ms. Rutkowski varies depending on the nature of the termination.

Termination without Cause, Resignation for Good Reason or Termination at the expiration of the Term—“Cause” and “Good Reason” are defined substantially in the same manner as they are defined below under “Employment Agreements with Other Named Executive Officers”. If we terminate her employment without Cause or she terminates her employment with Good Reason, or her agreement terminates at the expiration of the term, she will be entitled to receive:

•

A lump-sum cash payment to be paid on the first business day at the conclusion of the twenty-four (24) month period following the termination date equal to (i) continued payment through August 15, 2008 of her base salary through the date of termination that has not yet been paid, (ii) continued payment for twenty-four (24) months after August 15, 2008 of her base salary, and (iii) a management incentive bonus in an amount not to exceed eighty percent (80%) of her base salary based on the achievement of individual performance objectives;

•	Any accrued but unpaid vacation pay and any other unpaid items that have accrued and to which she was executive officer has become entitled as of the date of termination ; and

•	Any options which would have vested as of August 15, 2008.

In addition to the foregoing cash payments:

•

For the twenty-four (24) month period following August 15, 2008, Ms. Rutkowski will be entitled to receive a waiver of the applicable premium otherwise payable for COBRA continuation coverage for herself, her spouse and eligible dependents, for health, prescription, dental and vision benefits; provided that to the extent COBRA continuation coverage eligibility expires before the end of such period, she will receive payment, on an after-tax basis, of an amount equal to such premium. The Company's obligations to provide such benefits will cease upon the date of commencement of eligibility of the executive officer under the group health plan of any other employer or the date of commencement of eligibility of the executive for Medicare benefits;

•	She will be entitled to receive executive level outplacement assistance under any outplacement assistance program of the Company then in effect; and

•	Each outstanding option, restricted stock or other equity award held by her shall become vested to the extent provided for under the terms governing such equity incentive award.

The Company's obligation to provide any of the payments described above, to the extent not accrued as of the date of termination, will be conditioned upon the receipt from her of a valid release of claims against the Company. In addition, to the extent any of the foregoing payments, compensation or other benefits is determined to constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Code and the executive officer is a specified employee for purposes of Section 409A, such payment, compensation or other benefit will not be paid or provided to her prior to the day that is six (6) months plus one (1) day after the date of termination.

Termination for Death and Disability and Change in Control—Please see the change of control discussion below under "Employment Agreements with other Named Executive Officers".

Employment Agreements with other Named Executive Officers

On July 11, 2007, we entered into employment agreements with Mr. Culotta and Mr. McCullough, each of which became effective on August 1, 2007, the first day of business operations of the Company. On July 31, 2007 we entered into an employment agreement with Mr. McKay and on August 7, 2007 we entered into an employment agreement with Mr. Caneris (Mr. Culotta, Mr. McKay and Mr. Caneris are collectively referred to in this section as the “Executive Officers”). Each of the agreements provides for an indefinite term of employment, subject to certain terminations of employment described in more detail below (the “Employment Period”). Mr. McCullough's employment with the company was terminated on September 21, 2007. The disclosure therefore relates to provisions contained in Mr. McCullough's employment agreement, which is now terminated.

Pursuant to the terms of the employment agreements Mr. Culotta, Mr. McCullough, Mr. McKay and Mr. Caneris receive a minimum base salary of $405,000, $360,000, $250,000 and $250,000 respectively, which is reviewed annually by our Compensation Committee and/or our Chief Executive Officer. During the Employment Period, each of the Executive Officers are eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Company for senior level executives generally, (ii) participate in all incentive, savings and retirement plans and programs of the Company to at least the same extent as other senior executives of the Company, (iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Company to at least the same extent as other senior executives of the Company, and (iv) four weeks of paid vacation per calendar year.

The type of compensation due to each of the Executive Officers in the event of the termination of his Employment Period varies depending on the nature of the termination.

Termination without Cause or Resignation for Good Reason—If, during the Employment Period, we terminate an Executive Officer’s employment without Cause or he terminates his employment with Good Reason (as such terms are defined below), such Executive Officer will be entitled to receive:

•

A lump-sum cash payment equal to (i) the Executive Officer’s base salary through the date of termination that has not yet been paid, (ii) a pro rata bonus for the calendar year of termination, to be determined using the Executive Officer’s 100% target bonus, (iii) any accrued but unpaid vacation pay, and (iv) any other unpaid items that have accrued and to which the Executive Officer has become entitled as of the date of termination (collectively referred to herein as the “Accrued Obligations”); and

•

(i) Continued payment for 18 months of the Executive Officer’s then current base salary and (ii) a bonus equal to the average of the annual bonuses earned by the Executive Officer over the three complete years prior to the date of termination (or, if less than three years, the average bonus earned during such shorter period).

In addition to the foregoing cash payments:

•

For the 18 month period following the date of termination, each Executive Officer will be entitled to receive a waiver of the applicable premium otherwise payable for COBRA continuation coverage for the Executive Officer, his spouse and eligible dependents, for health, prescription, dental and vision benefits; provided that to the extent COBRA continuation coverage eligibility expires before the end of such period, the Executive Officer will receive payment, on an after-tax basis, of an amount equal to such premium. The Company’s obligations to provide such benefits will cease upon the date of commencement of eligibility of the Executive Officer under the group health plan of any other employer or the date of commencement of eligibility of the Executive Officer for Medicare benefits;

•	Each Executive Officer will be entitled to receive executive level outplacement assistance under any outplacement assistance program of the Company then in effect; and

•	Each outstanding option, restricted stock or other equity award held by the Executive Officer shall become vested to the extent provided for under the terms governing such equity incentive award.

The Company’s obligation to provide any of the payments described above, to the extent not accrued as of the date of termination, will be conditioned upon the receipt from the Executive Officer of a valid release of claims against the Company. In addition, to the extent any of the foregoing payments, compensation or other benefits is determined to constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Code and the Executive Officer is a specified employee for purposes of Section 409A, such payment, compensation or other benefit will not be paid or provided to the Executive Officer prior to the day that is six (6) months plus one (1) day after the date of termination.

“Cause” is generally defined in each of the employment agreements as the Executive Officer’s (i) continued failure to substantially perform his duties over a period of not less than 30 days after a demand for substantial performance is delivered by our Board or Chief Executive Officer, (ii) willful misconduct materially and demonstrably injurious to the Company, (iii) commission of or indictment for a misdemeanor which, as determined in good faith by our Board, constitutes a crime of moral turpitude and gives rise to material harm to the Company, (iv) commission of or indictment for a felony, or (v) material breach of his obligations under the employment agreement.

“Good Reason” is generally defined in each of the employment agreements as (i) any reduction in the Executive Officer’s base salary, incentive bonus opportunity or long-term incentive opportunity, other than reductions applicable to all members of senior management or (ii) material failure by the Company to comply with certain provisions of the employment agreement relating to the Executive Officer’s position and duties and compensation, other than an isolated, insubstantial or inadvertent failure that is not taken in bad faith and is cured by the Company within 30 days of receipt of written notice thereof from the Executive Officer. In general, the Company will have 20 days to cure any conduct that gives rise to Good Reason.

Termination for Death or Disability—If an Executive Officer’s employment is terminated due to his or her death or disability (defined as a condition entitling the Executive Officer to benefits under the Company’s long-term disability plan), the Company shall pay to the Executive Officer (his or her estate), the Accrued Obligations. In addition, each outstanding option, restricted stock or other equity award held by the Executive Officer shall become vested.

Termination for Cause or Resignation other than for Good Reason —If an Executive Officer’s employment is terminated by us for Cause or by the Executive Officer for other than Good Reason, the Company shall pay to the Executive Officer the Executive Officer’s base salary through the date of termination that has not been paid and the amount of any declared but unpaid bonuses, accrued but unpaid vacation pay and unreimbursed employee business expenses.

Change in Control—The employment agreements of Mr. Culotta, Ms. Rutkowsi, Mr. McKay and Mr. Caneris have change in control provisions that formalize their severance benefits if they are terminated under the circumstances discussed below after a change in control of the Company. The employment agreements do not entitle these officers to any additional payments or benefits solely upon the occurrence of a change in control. However, if, within one year following a change in control, their employment is terminated (i) by the Company or the officer following the occurrence of (A) a reduction in the officer’s base salary other than a reduction that is based on the Company’s financial performance or a reduction similar to the reduction made to the salaries provided to all or most other senior executives of the Company, (B) a significant change in the officer’s responsibilities and/or duties which constitute a demotion, (C) a material loss of title or office, or (D) a relocation of the officer’s principal place of employment of more than 50 miles, or (ii) by the Company without Cause, the officer will be entitled to the same payments and benefits he or she would have received upon a termination without Cause or resignation for Good Reason, as described above. In addition, subject to the officer’s execution of a written release of claims against the Company, the officer will become vested in any outstanding options, restricted stock, or other equity incentive awards outstanding as of the date of such termination.

Change in Control means:

•	any "person", as defined in the Securities Exchange Act of 1934, as amended, acquiring 40% or more of our common stock;

•	a majority of our directors being replaced under certain circumstances;

•

a merger or consolidation of the Company with any other corporation (other than a merger or consolidation where the outstanding voting securities of the Company immediately prior to such an event continue to represent more than 40% of the combined voting power after such event or a merger or consolidation); and

•	approval by our stockholders to liquidate or dissolve the Company or to sell all or substantially all of the Company's assets in certain circumstances.

In the event that any payments made and/or benefits provided to the officer in connection with a change in control pursuant to the employment agreement or any other agreement, plan or arrangement (the “Change in Control Payments”) are determined to constitute a parachute payment (as such term is defined in Section 280G(b)(2) of the Code) and exceed the amount which can be deducted by us under Section 280G of the Code by (i) less than 10% of the aggregate value of the Change in Control Payment, then the Change in Control Payment shall be reduced to the maximum amount which can be deducted by us or (ii) more than 10% of the aggregate value of the Change in Control Payment, then we shall pay to the Executive Officer an additional amount which, after the imposition of all income and excise taxes thereon, is equal to the excise tax imposed under Section 4999 of the Code on the Change in Control Payment. The determination of whether any payment or benefit constitutes a parachute payment and, if so, the amount to be paid to the officer and the time of payment shall be made by a nationally-recognized independent accounting firm selected and paid for by us.

Each of Mr. Culotta, Ms. Rutkowski, Mr. McKay and Mr. Caneris has also agreed to certain confidentiality, non-competition and non-solicitation provisions in their respective employment agreements.

2007 Short Term Incentive Plan

Pursuant to the Company’s 2007 short-term incentive program, our Named Executive Officers have the opportunity to earn annual cash incentives for meeting annual performance goals. In 2007, the incentives were based upon the Company achieving adjusted EBITDA goals. For 2007, achievement of $70 million in adjusted EBITDA resulted in payment of target bonuses. Adjusted EBITDA goals for threshold and maximum bonuses were $63 and $84 million, respectively.

Target bonus opportunities are expressed as a percentage of base salary and vary among our Named Executive Officers. Pursuant to the terms of his employment agreement, Mr. Weishar’s target annual bonus is equal to 100% of his base salary. In fiscal year 2007, Mr. Culotta, Mr. McCullough, Ms. Rutkowski, Mr. McKay and Mr. Caneris were eligible for annual target bonus opportunities (represented as a percentage of base salary) of 75%, 60%, 80%, 50% and 50% respectively. For fiscal year 2007, all bonuses were prorated to the date the Named Executive Officer performed services on behalf of the Company.

As part of the formation of the Company, Messrs. Weishar’s and Culotta’s annual incentives were based entirely on achieving the adjusted EBITDA target. For the other Named Executive Officers, annual incentives were based 75% on achieving the adjusted EBITDA target and 25% on individual performance. In 2007, actual bonus awards for our named executive officers were set to range from 0% to 125% of the target award, depending upon performance relative to the predetermined adjusted EBITDA goals. The Company achieved adjusted EBITDA of $71.1 and the individual performance component for each Ms. Rutkowski and Messrs. McKay and Caneris was funded at 100% of target. All bonuses to our Named Executive Officers (other than McMcullough who did not receive a bonus due to his termination) were paid at 102% of target in March 2008. No discretion was used in funding the bonus pool or in allocating the bonus pool.

The Company’s Long-Term Incentive Founders' Grants and Initial Grant for Mr. Weishar

In fiscal year 2007, we granted founders' grant of stock options and restricted shares to our named executive officers, except for Mr. Weishar. The award value was granted 75% in stock options and 25% in restricted shares. Messrs. Culotta, McCullough, Rutkowski, McKay and Caneris received a founders' grant with respect to fiscal year 2007 with a grant date value expressed as a percent of base salary of 525%, 525%, 250%, 260%, and 280% respectively. Mr. McCullough’s stock options and restricted shares were subsequently forfeited as a result of his termination.

Mr. Weishar was not awarded a founder’s grant because he had been provided an equity grant pursuant to his employment agreement. Under the agreement, we granted to Mr. Weishar, on the fifth trading day following consummation of the Pharmacy Transaction, a non-qualified stock option to purchase shares of the Company’s common stock representing 1.0% of the total number of shares of common stock outstanding and a number of restricted shares of common stock representing 0.75% of the total fair market value, based on the closing price of our common stock on such date, of the common stock then outstanding.

Outstanding Equity Awards at December 31, 2007

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2007. None of the Named Executive Officers exercised options to purchase shares of the Company’s common stock in the fiscal year ended December 31, 2007.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Name and Principal Position	Exercisable	Unexercisable (1)
Gregory Weishar	—	300,553	—	$16.31	8/7/2014	(2)	225,415	(7)	$3,128,760
Chief Executive Officer

Michael Culotta	—	204,982	—	$16.31	8/7/2014	(3)	32,593	(8)	$452,391
Executive Vice President and Chief Financial Officer

Robert McKay	—	62,661	—	$16.31	8/7/2014	(3)	9,963	(8)	$138,286
Senior Vice President of Sales and Marketing

Janice Rutkowski	—	61,606	—	$16.31	8/7/2014	(3)	9,796	(8)	$135,968
Senior Vice President and Chief Clinical Officer	—	31,990	—	$10.88	3/3/2015	(4)	—		—
	—	24,100	—	$15.21	2/8/2016	(5)	3,651	(9)	$50,676

Thomas Caneris	—	67,481	—	$16.27	8/17/2014	(6)	10,730	(10)	$148,932
Senior Vice President, General Counsel and Secretary

Mark McCullough	—	—	—	—	—		—		—
Chief Operating Officer

(1)	All options are to purchase shares of the Company’s common stock.

(2)	The unvested options held by Mr. Weishar will vest in the following amounts on the following dates: 75,138 on 01/01/2008; 75,138 on 12/31/2008; 75,138 on 12/31/2009; and 75,139 on 12/31/2010.

(3)	The unvested options held by the Named Executives Officers will vest as follows:

Vesting Date	Mr. Culotta	Mr. McKay	Ms. Rutkowski
8/7/2008	51,245	15,665	15,401
8/7/2009	51,245	15,665	15,401
8/7/2010	51,246	15,665	15,402
8/7/2011	51,246	15,666	15,402

(4)	The unvested options held by Mrs. Rutkowski will vest in the following amounts on the following dates: 15,995 on 3/3/2008 and 15,995 on 3/3/2009.

(5)	The unvested options held by Mrs. Rutkowski will vest in the following amounts on the following dates: 8,034 on 2/8/2008; 8,032 on 2/8/2009; and 8,034 on 2/8/2010.

(6)	The unvested options held by Mr. Caneris will vest in the following amounts on the following dates: 16,870 on 8/17/2008, 16,870 on 8/17/2009; 16,870 on 8/17/2010; and 16,871 on 8/17/2011.

(7)	The unvested shares of stock held by Mr. Weishar will vest in the following amounts on the following dates: 56,353 on 01/01/2008; 56,354 on 12/31/2008; 56,354 on 12/31/2009; and 56,354 on 12/31/2010.

(8)	The unvested shares of stock held by Mr. Culotta, Mr. McKay and Ms. Rutkowski as of December 31, 2007 will vest on August 7, 2010.

(9)	The unvested shares of stock held by Ms. Rutkowski will vest on February 8, 2009.

(10)	The unvested shares of stock held by Mr. Caneris will vest on August 17, 2010.

Option Exercises and Stock Vested in 2007

The following table sets forth information regarding each exercise of stock options and all vesting of stock during the year ended December 31, 2007:

Stock Awards
Name and Principle Position	Number of Shares Acquired on Vesting	Value Realized on Vesting
Gregory Weishar	—	$—
Chief Executive Officer

Michael Culotta	—	$—
Executive Vice President and Chief Financial Officer

Robert McKay	—	$—
Senior Vice President of Sales and Marketing

Janice Rutkowski	—	$—
Senior Vice President and Chief Clinical Officer

Thomas Caneris	—	$—
Senior Vice President, General Counsel and Secretary

Mark McCullough	2,704	$40,830	(1)
Chief Operating Officer

(1)	Mr. McCullough’s value realized upon vesting was calculated by multiplying the number of restricted shares vested by $15.10, the stock price on August 10, 2007, the date of vesting.

Potential Payments upon Termination or Change-in-Control

The Employment Agreements of the Named Executive Officers require the Company to provide compensation to our Named Executive Officers in the event of a termination of employment or a change in control of the Company. The employment agreements we entered into with our Named Executive Officers define “cause”, “good reason” and “change in control” for purposes of determining payments upon termination of employment or a change in control of the Company. Please refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements” for the definitions of these terms and additional details on the severance and change-in-control provisions that affect our Named Executive Officers.

The estimated payments and benefits that would be provided to each Named Executive Officer as a result of a termination (i) without cause or good reason, (ii) with cause or without good reason, (iii) upon a change in control, or (iv) upon death or disability are set forth in the table below. Calculations for this table are based on the assumption that the termination took place on December 31, 2007 and the individual was employed for the full year of fiscal 2007.

	Termination without Cause or Resignation for Good Reason	For Cause or Resignation other than for Good Reason	Upon Change in Control (1)	Termination for Death or Disability	Termination Due to Non- Renewal of Employment Agreement
Gregory S. Weishar
Base Salary	$—	$—	$—	$—	$—
Bonus	700,000	—	700,000	700,000	—
Severance Payment	4,200,000	—	4,200,000	—	—
Value of Accelerated Restricted Stock	3,128,760	—	3,128,760	3,128,760	3,128,760
Value of Benefits Continuation	27,777	—	27,777	27,777	—

Total Payment Upon Termination	$8,056,537	$—	$8,056,537	$3,856,537	$3,128,760

Michael J. Culotta
Base Salary	$607,527	$—	$607,527	$—	$—
Bonus	607,527	—	607,527	303,750	—
Value of Accelerated Restricted Stock	452,391	—	452,391	452,391	—
Value of Benefits Continuation	19,033	—	19,033	—	—
Outplacement Assistance	6,000	—	6,000	—	—

Total Payment Upon Termination	$1,692,478	$—	$1,692,478	$756,141	$—

Robert A. McKay
Base Salary	$375,000	$—	$375,000	$—	$—
Bonus	250,000	—	250,000	125,000	—
Value of Accelerated Restricted Stock	138,286	—	138,286	138,286	—
Value of Benefits Continuation	19,033	—	19,033	—	—
Outplacement Assistance	6,000	—	6,000	—	—

Total Payment Upon Termination	$788,319	$—	$788,319	$263,286	$—

Janice D. Rutkowski
Base Salary	$670,228	$—	$670,228	$—	$670,228
Bonus	409,000	—	409,000	409,000	409,000
Value of Accelerated Stock Options	96,107	—	96,107	96,107	96,107
Value of Accelerated Restricted Stock	186,644	—	186,644	186,644	186,644
Value of Benefits Continuation	23,516	—	23,516	—	23,516
Outplacement Assistance	6,000	—	6,000	—	6,000

Total Payment Upon Termination	$1,391,495	$—	$1,391,495	$691,751	$1,391,495

Thomas A. Caneris
Base Salary	$375,000	$—	$375,000	$—	$—
Bonus	250,000	—	250,000	125,000	—
Value of Accelerated Restricted Stock	148,932	—	148,932	148,932	—
Value of Benefits Continuation	20,833	—	20,833	—	—
Outplacement Assistance	6,000	—	6,000	—	—

Total Payment Upon Termination	$800,765	$—	$800,765	$273,932	$—

(1)	For all Named Executive Officers assumes that the Named Executive Officer was terminated on December 31, 2007 without Cause following a change in control. The change in control provisions set forth in the Employment Agreements are described more fully in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.”

Director Compensation

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2007.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2) (4)	Option Awards (3) (4)	Total
Frank E. Collins	$54,000	$10,716	$6,434	$71,150
Dr. Thomas P. Gerrity	$59,000	$10,716	$6,434	$76,150
Edward L. Kuntz	$43,000	$10,716	$6,434	$60,150
Thomas P. Mac Mahon	$67,500	$10,716	$6,434	$84,650
Daniel N. Mendelson	$49,000	$10,716	$6,434	$66,150
George L. James, III (5)	$52,000	$80,000	$90,077	$222,077
Paul J. Diaz (6)	$—	$—	$—	$—
R. David Yost (6)	$—	$—	$—	$—

(1)	Mr. Oakley did not join the Board until March 2008, and is therefore, not included in the table.
(2)	All restricted stock awards are in shares of the Company’s common stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of Stock Awards. The assumptions used in calculating the amounts with respect to fiscal year 2007 are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2008.
(3)	All options are to purchase shares of the Company’s common stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of Option Awards. The assumptions used in calculating the amounts with respect to fiscal year 2007 are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2008.
(4)	The table below sets forth the aggregate number of shares of restricted stock and the aggregate number of stock options held by each non-employee director as of December 31, 2007. Each of these awards were granted in 2007. The grant date fair value of each grant is also set forth below:

	Restricted Stock		Stock Options
Name	Number of Awards	Grant Date Fair Value	Number of Awards	Grant Date Fair Value
Frank E. Collins	4,905	$80,000	15,424	$90,077
Dr. Thomas P. Gerrity	4,905	$80,000	15,424	$90,077
Edward L. Kuntz	4,905	$80,000	15,424	$90,077
Thomas P. Mac Mahon	4,905	$80,000	15,424	$90,077
Daniel N. Mendelson	4,905	$80,000	15,424	$90,077
George L. James, III	4,905	$80,000	15,424	$90,077
R. David Yost	—	$—	—	$—
Paul J. Diaz	—	$—	—	$—

(5)	George L. James, III, who served as an independent director on the Board, Chairman of the Audit Committee and member of the Compensation Committee, passed away unexpectedly on August 24, 2007. Under the terms of the grant, such shares automatically vested. Therefore, the Company recognized the full amount of stock based compensation for the awards of Mr. James.
(6)	Directors Paul J. Diaz and R. David Yost agreed not to receive any compensation for their Board service.

Our compensation program for non-employee members of the Board is as follows:

Annual Retainer

Each director receives an annual retainer of $35,000.

Chairman Retainer

The Chairman of the Board receives an additional retainer of $15,000 per year.

Committee Chair Retainer

The Chairman of the Nominating and Governance Committee receives an additional annual retainer of $5,000. The Chairman of the Compensation Committee receives an additional annual retainer of $5,000. The Chairman of the Audit Committee receives an additional annual retainer of $10,000.

Board Meeting Fee

Directors receive $2,000 for each meeting of the Board attended.

Committee Meeting Fee

Committee members receive $1,500 for each committee meeting attended.

Initial Stock Option Grant

Upon joining the Board, each director receives a one-time award of stock options valued at $120,000.

Annual Restricted Stock Grant

Each director receives an annual award of restricted stock valued at $80,000.

Exceptions

Directors Paul J. Diaz and R. David Yost agreed not to receive any compensation for their Board service.

Gregory Weishar, as a member of management, does not receive separate compensation for service on the Board.

We did not offer a non-qualified deferred compensation plan for directors in 2007; however in 2008, we adopted the PharMerica Corporation Deferred Fee Plan for Directors, which provides an opportunity for directors to defer both their cash and stock fees in any one year. Each director may defer up to 100% of their cash and stock fees. The minimum deferral period for an “in-service” distribution of any deferred fees is five years from the end of the year in which each such deferred fee agreement relates. Cash fees can be distributed in a lump-sum or in up to ten annual installments. The stock fees will only be distributed in shares in a lump-sum. Notwithstanding the foregoing, in each deferred fee agreement, a director can elect to commence distributions of all cash and stock deferrals earlier, in the event of a separation from service, the death or disability of the director, or upon a change in control of the Company. All cash fees (which a director is 100% vested in at all times) deferred by a director will be directed into the same investments offered under the PharMerica Corporation 401(k) Retirement Savings Plan. Generally, all stock fees will vest ratably in three equal installments commencing on the first anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Mendelson, who serves as Chair, and Mr. Mac Mahon, each of whom is independent under NYSE listing standards. None of the members of the Compensation Committee is a former or current officer or employee of the Company or has any interlocking relationship as set forth in SEC rules.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of More Than 5% of the Company’s Stock

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of April 22, 2008 into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person.

As of April 22, 2008, the table below describes each person or entity that we know (based on filings of Schedule 13G with the SEC) to be the beneficial owner of more than 5% of any class of our voting securities.

	Voting Power		Investment Power		Total Amount of Beneficial Ownership	Percent of Class
Name and Address of Beneficial Owner	Sole	Shared	Sole	Shared
Knightsbridge Asset Mgt., LLC[1] 660 Newport Center Dr. Suite 460 Newport Beach, CA 92660	2,188,075	—	2,218,075	—	2,218,075	7.3%

Wellington Mgt. Company, LLP[2] 75 State Street Boston, MA 02109	—	1,734,000	—	2,440,000	2,440,000	8.0%

Joint Filing by:[3]
Davidson Kempner Partners	—	292,710	—	292,710	292,710
Davidson Kempner Inst. Partners, LP	—	531,596	—	531,596	531,596
M.H. Davidson & Co.	—	38,583	—	38,583	38,583
Davidson Kempner Int’l Ltd.	—	981,343	—	981,343	981,343
Serena Ltd.	—	17,813	—	17,813	17,813
D.K. Event Driven Equities Fund, LP	—	97,914	—	97,914	97,914
D.K. Event Drive Equities Int’l Ltd.	—	40,041	—	40,041	40,041
MHD Management Co.	—	292,710	—	292,710	292,710
Davidson Kempner Advisers, Inc.	—	531,596	—	531,596	531,596
Davidson Kempner Intl. Advisors, LLC	—	999,156	—	999,156	999,156
DK Group, LLC	—	97,914	—	97,914	97,914
DK Management Partners, LP	—	40,041	—	40,041	40,041
DK Stillwater GP, LLC	—	40,041	—	40,041	40,041
Thomas L. Kempner, Jr	—	2,000,000	—	2,000,000	2,000,000
Marvin H. Davidson	—	2,000,000	—	2,000,000	2,000,000
Stephen M. Dowicz	—	2,000,000	—	2,000,000	2,000,000
Scott E. Davidson	—	2,000,000	—	2,000,000	2,000,000
Michael J. Leffell	—	2,000,000	—	2,000,000	2,000,000
Timothy I. Levart	—	2,000,000	—	2,000,000	2,000,000
Robert J. Brivio, Jr.	—	2,000,000	—	2,000,000	2,000,000
Eric P. Epstein	—	2,000,000	—	2,000,000	2,000,000
Anthony A. Yoseloff	—	2,000,000	—	2,000,000	2,000,000
Avram Z. Friedman	—	2,000,000	—	2,000,000	2,000,000

65 East 55th Street, 19th Floor
New York, NY 10022	—	—	—	—	2,000,000	6.6%

Joint Filing by:[4]
SAB Capital Partners, LP	—	1,723,081	—	1,723,081	1,723,081
SAB Capital Partners II, LP	—	38,938	—	38,938	38,938
SAB Overseas Master Fund, LP	—	710,222	—	710,222	710,222
SAB Capital Advisors, LLC	—	2,472,241	—	2,472,241	2,472,241
SAB Capital Management, LP	—	2,472,241	—	2,472,241	2,472,241
SAB Capital Management, LLC	—	2,472,241	—	2,472,241	2,472,241
Scott Bommer	—	2,472,241	—	2,472,241	2,472,241

767 Fifth Avenue, 21st Floor
New York, NY 10153	—	—	—	—	2,472,241	8.1%

Franklin Mutual Advisers, LLC[5] 101 John F. Kennedy Pkwy Short Hills, NJ 07078	2,753,530	—	2,753,530	—	2,753,530	9.1%

[1]	As set forth in Schedule 13G filed on April 17, 2008
[2]	As set forth in Schedule 13G filed on February 14, 2008
[3]	As set forth in Schedule 13G/A filed on February 14, 2008
[4]	As set forth in Schedule 13G filed on February 14, 2008
[5]	As set forth in Schedule 13G filed on January 10, 2008

Security Ownership of Management

Listed below are the outstanding shares of the Company’s common stock beneficially owned as of April 22, 2008 by (i) the Named Executive Officers, (ii) the Company’s directors; and (iii) the Company’s directors and executive officers as a group. The address of all parties listed below is 1901 Campus Place, Louisville, Kentucky 40299.

Each individual director or executive officer or their respective family members had sole investment and voting power with respect to all Company securities.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Gregory Weishar (1)(2)	312,799	1.03%
Paul Diaz	163,671	*
David Yost	65,616	*
Edward Kuntz (2)	56,832	*
Michael Culotta (2)	32,593	*
Janice Rutkowski (1)(2)	21,636	*
Thomas Caneris (2)	10,730	*
Robert McKay (2)	9,964	*
Frank Collins (2)	4,905	*
Thomas Gerrity (2)	4,905	*
Thomas Mac Mahon (2)	4,905	*
Dan Mendelson (2)	4,905	*
Robert Oakley (2)	1,650	*

All directors and executive officers of the Company as a group (16 Persons) (1)(2)	716,667	2.36%

*Less	than one percent of class.
(1)	Includes for the following persons shares of the Company’s common stock which may be acquired pursuant to the exercise of vested stock options: Mr. Weishar – 75,138 and Ms. Rutkowski – 8,034.
(2)	Includes voting rights over unvested restricted stock as follows: Mr. Weishar – 225,415 shares; Mr. Kuntz – 4,905 shares; Mr. Collins – 4,905 shares; Mr. Gerrity – 4,905 shares; Mr. Mac Mahon – 4,905 shares; Mr. Mendelson – 4,905 shares; Mr. Oakley – 1,650 shares; Mr. Culotta – 32,593 shares; Ms. Rutkowski – 13,447 shares; Mr. McKay – 9,963 shares; and Mr. Caneris – 10,730 shares.

Equity Compensation Plan Information

Information with respect to the Company’s equity compensation plan is set forth in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy with Respect to Related Transactions

The Audit Committee reviews and approves in advance all related-party transactions and addresses any proposed conflicts of interest and any other transactions for which independent review is necessary or desirable to achieve the highest standards of corporate governance.

Transactions with Respect to Related Persons

Three of our directors are officers and directors of our former parent companies.

Paul J. Diaz continues to serve as President, Chief Executive Officer and a member of the board of directors of Kindred. Edward L. Kuntz continues to serve as Executive Chairman of the board of directors of Kindred. The Company provides institutional pharmacy and management services to Kindred nursing centers and hospitals, and these nursing centers and hospitals are in the aggregate significant customers of the Company. Additionally, at the consummation of the Pharmacy Transaction, the Company entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred (the “IT Services Agreement”). Pursuant to the IT Services Agreement, KHOI is the Company’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI include business services necessary to operate, manage and support certain financial applications the Company uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. The Company incurred approximately $7.3 million to Kindred under the terms of the IT Services Agreement for the year ended December 31, 2007. Also, at same time, the Company entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to the Kindred TSA, Kindred provides the Company with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the closing of the Pharmacy Transaction. Kindred provides such services at its cost, which are the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred providing the services. The Company incurred approximately $0.8 million under the terms of the Kindred TSA for the year ended December 31, 2007. For the year ended December 31, 2007, the Company recognized revenues from Kindred in the amount of $153.1 million.

David Yost continues to serve as President and Chief Executive Officer and a member of the board of directors of AmerisourceBergen. At the consummation of the Pharmacy Transaction, the Company entered into a Prime Vendor Agreement with ABDC, a wholly owned subsidiary of AmerisourceBergen. Pursuant to this agreement, the Company has agreed to purchase at least 95% of the Company’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the closing date of the Pharmacy Transaction. In addition, ABDC will support the distribution of pharmaceuticals that the Company purchases directly from manufacturers and provide inventory management support and packaging services. For the year ended December 31, 2007, the Company purchased a total of $533.5 million under the terms of the Prime Vendor Agreement.

Messrs. Diaz, Yost and Kuntz have delivered to the Company letters announcing their resignation from the Company’s Board of Directors effective as of the date of the Company’s 2008 annual meeting of stockholders. Messrs. Diaz, Yost and Kuntz submitted their resignations in accordance with the terms of the formation of the Company and not because of any disagreement with the Company.

Independence of Directors

Our Corporate Governance Principles provide for director independence standards consistent with those of the NYSE and the federal securities laws. These standards require the Board to affirmatively determine that each “independent” director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director. The Board has determined that the following directors are “independent” as required by the NYSE listing standards and the Company’s Corporate Governance Principles: Messrs. Collins, Gerrity, Mac Mahon, Mendelson and Oakley.

All members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent directors as defined in the NYSE listing standards and in the standards in the Company’s Corporate Governance Principles.

In 2008, the Audit Committee considered whether Director Daniel Mendelson would remain independent or have a conflict if Avalere Health, a healthcare advisory company of which Mr. Mendelson is a member, performed advisory services for the Company. The Committee found that this arrangement would not be a conflict and that Mr. Mendelson would remain independent as long as the amounts paid to Avalere were consistent with the independence standards of the NYSE and the federal securities laws.

Amendment to Nominating and Governance Committee Charter

In 2007, the Nominating and Governance Committee amended its charter to provide that (i) a nominee for Director shall not be considered for nomination to the Board if the individual has attained the age 75, unless the Board specifically waives the requirement due to the desirability of that individual’s special skills or experience, and (ii) that a Director employed in a full-time position may not sit on the Board of more than two other public companies and that a Director employed part-time or full-time in academia may not sit on the board of more than three other public companies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of the 2007 financial statements, the Company entered into an engagement with PricewaterhouseCoopers, LLP, which set forth the terms by which PricewaterhouseCoopers, LLP has performed audit services to the Company.

The aggregate fees billed by PricewaterhouseCoopers, LLP, for professional services for 2007 were as follows:

Description of Fees	2007(4)
Audit Fees (1)	$1,060,684
Audit-Related Fees (2)	570,276
Tax Fees	—
All Other Fees (3)	1,500

Total	$1,632,460

(1)	Annual audit fees include fees for the audit of our annual financial statements, the review of our financial information included in our Form 10-Q filings, and services performed in connection with the acquisition of PharMerica Long-Term Care on July 31, 2007.
(2)	Fees for audit-related services were principally related to due-diligence associated with the acquisition of PharMerica Long-Term Care on July 31, 2007.
(3)	All other fees were related to rights of the Company to utilize a research tool offered by our principal accountant.
(4)	The Company did not incur any accounting fees in 2006. Audit fees, Audit-Related Fees, Tax Fees and All Other Fees incurred as part of the carve-out audit of Kindred’s pharmacy business were paid by Kindred.

The Audit Committee’s charter provides that the Audit Committee will review, and approve in advance, in its sole discretion, all auditing services, internal control related services and permitted non-audit services, including fees and terms, to be performed for the Company by the independent registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(l)(B) of the Securities and Exchange Act of 1934 which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate to sub-committees of one or more members of the Audit Committee its authority to pre-approve audit and permitted non-audit services, including internal control related services, provided that any such sub-committee pre-approvals are presented to the full Audit Committee at the next scheduled Audit Committee meeting. All of the services and fees occurring after the Closing were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
10.41	Employment Agreement dated August 1, 2007 between Janice D. Rutkowski and the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2008

PHARMERICA CORPORATION (Registrant)

Date: April 29, 2008	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. CULOTTA (Michael J. Culotta)	Executive Vice President and Chief Financial Officer	April 29, 2008

/S/ BERARD E. TOMASSETTI (Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	April 29, 2008

/S/ FRANK E. COLLINS (Frank E. Collins)	Director	April 29, 2008

/S/ PAUL J. DIAZ (Paul J. Diaz)	Director	April 29, 2008

/S/ DR. THOMAS P. GERRITY (Dr. Thomas P. Gerrity)	Director	April 29, 2008

/S/ DR. EDWARD L. KUNTZ (Edward L. Kuntz)	Director	April 29, 2008

/S/ THOMAS P. MAC MAHON (Thomas P. Mac Mahon)	Director	April 29, 2008

/S/ DANIEL N. MENDELSON (Daniel N. Mendelson)	Director	April 29, 2008

/S/ R. DAVID YOST (R. David Yost)	Director	April 29, 2008

/S/ DR. ROBERT A. OAKLEY (Dr. Robert A. Oakley)	Director	April 29, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.41	Employment Agreement dated August 1, 2007 between Janice D. Rutkowski and the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002