Form 10-Q
period 2008-03-31
PharMerica CORP
filed 2008-05-08
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 2, 2008
Common stock, $0.01 par value	30,417,146 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$495.1	$174.7
Cost of goods sold	422.6	152.8

Gross profit	72.5	21.9
Selling, general and administrative expenses	57.3	16.7
Amortization expense	1.6	1.0
Integration, merger related costs and other charges	4.1	3.3

Operating income	9.5	0.9
Interest expense, net	3.7	—

Income before income taxes	5.8	0.9
Provision for income taxes	2.5	0.4

Net income	$3.3	$0.5

Earnings per common share:
Basic	$0.11	NM
Diluted	$0.11	NM
Shares used in computing earnings per common share:
Basic	30,064,929	NM
Diluted	30,086,020	NM

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(In millions, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25.2	$32.0
Accounts receivable, net	217.3	213.0
Inventories	80.2	77.9
Deferred tax assets	27.3	27.1
Prepaids and other assets	13.6	19.5

	363.6	369.5

Equipment and leasehold improvements	94.8	87.4
Accumulated depreciation	(33.9)	(30.0)

	60.9	57.4

Deferred tax assets	59.1	58.8
Goodwill	109.9	111.3
Intangible assets, net	75.9	77.5
Other	6.0	5.6

	$675.4	$680.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53.3	$51.5
Salaries, wages and other compensation	38.1	40.5
Other accrued liabilities	8.7	8.9

	100.1	100.9

Long-term debt	240.0	250.0
Other long term liabilities	19.9	15.6
Commitments and contingencies (See Note 6)
Minority interest	4.2	4.4
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued, March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 30,414,148 shares issued and outstanding, March 31, 2008 and 30,360,612 shares issued and outstanding, December 31, 2007	0.3	0.3
Capital in excess of par value	333.9	332.9
Accumulated other comprehensive loss	(4.9)	(2.6)
Retained deficit	(18.1)	(21.4)

	311.2	309.2

	$675.4	$680.1

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$3.3	$0.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.9	1.8
Amortization	1.6	1.0
Provision for bad debt	5.2	1.1
Integration, merger related costs and other charges	0.5	—
Stock-based compensation	1.0	0.1
Amortization of deferred financing fees	0.1	—
Deferred income taxes	2.5	0.2
Loss (gain) on disposition of equipment	—	(0.1)
Other	(0.3)	(0.3)
Change in operating assets and liabilities:
Accounts receivable	(9.6)	(2.3)
Inventories and other assets	(2.4)	0.8
Prepaids and other assets	4.9	—
Accounts payable	1.2	3.4
Salaries, wages and other compensation	(2.4)	2.5
Other accrued liabilities	(0.3)	0.2

Net cash provided by operating activities	11.2	8.9

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(8.2)	(1.7)
Acquisition of pharmacy businesses, net of cash acquired	—	(0.4)
Cash proceeds from sale of assets	0.1	—
Other	—	(0.1)

Net cash used in investing activities	(8.1)	(2.2)

Cash flows used in financing activities:
Repayments of long-term debt	(10.0)	—
Net contributions to Former Parent	—	(8.6)
Cash contributions received from minority shareholders	0.1	0.8

Net cash used in financing activities	(9.9)	(7.8)

Change in cash and cash equivalents	(6.8)	(1.1)
Cash and cash equivalents at beginning of period	32.0	3.7

Cash and cash equivalents at end of period	$25.2	$2.6

Supplemental information:
Transfers of property and equipment from Former Parent	$—	$3.4

Cash paid for interest	$4.0	$—

Cash paid for taxes	$0.3	$—

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$(1.4)	$—

Fair value of liabilities assumed or incurred	$(1.4)	$—

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period Ended March 31, 2008

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of	Accumulated Other Comprehensive	Retained
	Shares	Amount	Par Value	Loss	Deficit	Total
Balance at December 31, 2007	30,360,612	$0.3	$332.9	$(2.6)	$(21.4)	$309.2

Comprehensive income:
Net income	—	—	—	—	3.3	3.3
Change in fair value of interest rate swap, net	—	—	—	(2.3)	—	(2.3)

Total comprehensive income	—	—	—	(2.3)	3.3	1.0

Grant and forfeiture of non-vested restricted stock	48,306	—	(0.1)	—	—	(0.1)
Exercise of stock options	5,230	—	0.1	—	—	0.1
Stock-based compensation - restricted stock	—	—	0.7	—	—	0.7
Stock-based compensation - stock options	—	—	0.3	—	—	0.3

Balance at March 31, 2008	30,414,148	$0.3	$333.9	$(4.9)	$(18.1)	$311.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 109 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 88 hospitals in the United States.

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

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying condensed consolidated financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the accompanying condensed consolidated financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation for 2008. For accounting purposes, the results of operations of PharMerica LTC are excluded from the results of operations and cash flows for the three months ended March 31, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as two separate businesses within two different public companies, Kindred and AmerisourceBergen.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation; Parent Allocations

For all periods prior to the Pharmacy Transaction, the accompanying condensed consolidated financial statements present the historical results of KPS’s operations during each respective period. Accordingly, the accompanying condensed consolidated financial statements include allocations of certain expenses, as well as assets and liabilities, historically maintained by Kindred and not recorded in the accounts of KPS. Prior to the Pharmacy Transaction, Kindred corporate expenses were allocated based upon either the identification of specific costs or as a percentage of KPS revenues, where applicable. Allocated costs may not necessarily be indicative of the costs that would have been incurred by KPS if it had operated as a separate entity.

The accompanying condensed consolidated financial statements include the accounts of the Corporation and its subsidiaries including certain accounts of KPS prior to the Pharmacy Transaction. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Corporation has a less than 100% interest are accounted for by the equity method.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2007, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income or cash flows.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in revenue recognition, collectibility of accounts receivable, inventory valuation, supplier rebates, stock based compensation, accounting for income taxes and the valuation of long-lived assets and goodwill. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to the Corporation and/or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/regulatory inquiries; other contingent liabilities; changes in economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments, including the swap agreement and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Minority Interests in Consolidated Entities

The accompanying condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less- than-100%-owned entities that the Corporation controls. Accordingly, the Corporation recorded minority interests in the earnings or losses and equity of such entities. The Corporation records adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of certain subsidiaries that they own. For the three months ended March 31, 2008 and 2007 minority interest was income of $0.3 million and $0.5 million, respectively, and recorded in cost of goods sold in the accompanying condensed consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. Cash equivalents are not federally insured and are primarily invested in money market accounts.

Derivative Instruments

The Corporation uses derivative instruments to protect against the risk of interest rate movements on future cash flows under the Corporation’s credit agreement. In accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities derivative instruments are reported at fair value on the accompanying condensed consolidated balance sheets. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Corporation prohibits the use of derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive loss exclusive of ineffective amounts which are reported in interest expense. The fair value of the Corporation’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The Corporation’s interest rate swap is further described in Note 5.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swap approximate fair value because of the short-term maturity of these instruments.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 2, 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of “fair value”, the Corporation has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of January 1, 2008.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost)

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial assets and liabilities disclosed at fair value at March 31, 2008 are set forth in the table below (in millions):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Derivative financial instrument	$(8.1)	$—	$(8.1)	$—	C
Prime money market fund	$8.8	$—	$8.8	$—	A
Deferred compensation plan	$(1.6)	$—	$(1.6)	$—	A

The Corporation’s Level 2 liabilities represent a derivative financial instrument (interest rate swap) and an unfunded obligation associated with a deferred compensation plan offered to eligible employees of the Corporation. The Corporation’s Level 2 asset represents a money market fund. The interest rate swaps fair value is derived using a pricing model predicated upon observable market inputs. The fair value of the asset associated with the money market fund and liability of the deferred compensation plan are derived using pricing and other relevant information for similar assets or liabilities generated by market transactions.

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts that relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. In evaluating the collectibility of accounts receivable, the Corporation considers a number of factors, which include, but are not limited to, the impact of changes in the regulatory and payor environment as well as historical trends, financial viability of the payor, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Accounts receivable are written off after collection efforts have been followed in accordance with the Corporation’s policies.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (in millions):

	March 31, 2008	December 31, 2007
Institutional healthcare providers	$140.3	$134.7
Medicare Part D	60.7	60.5
Private payor and other	35.2	35.0
Insured	10.8	11.9
Medicaid	12.0	11.5
Medicare	2.6	2.8
Allowance for doubtful accounts	(44.3)	(43.4)

	$217.3	$213.0

0 to 60 days	68.7%	64.8%
61 to 120 days	14.2%	17.4%
Over 120 days	17.1%	17.8%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (in millions):

	Beginning Balance	Acquisitions	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2007	$16.6	$25.7	$44.1	$(43.0)	$43.4
Quarter Ended March 31, 2008	$43.4	$—	$5.2	$(4.3)	$44.3

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. As part of this comprehensive assessment, the Corporation considered industry trends, changes in reimbursement sources and procedures, age of receivables and collection history. In connection with that comprehensive assessment of the allowance for doubtful accounts, included in amounts charged to costs and expenses in the third quarter of 2007 is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs and filing fees. The Corporation amortizes these deferred financing fees over the life of the respective debt instrument using the straight-line method.

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished product (primarily prescription drugs), and is valued at the lower of first-in, first-out (FIFO) cost or market. Physical inventories are performed on a monthly basis at all pharmacy locations. Costs of goods sold is recorded based on actual results of the physical inventory counts.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-5
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred and included in selling, general and administrative expenses. Major rebuilds and improvements are capitalized. For the three months ended March 31, 2008 and 2007, maintenance and repairs were approximately $2.0 million and $0.6 million, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three months ended March 31, 2008 and 2007.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

Costs incurred by the Corporation are expensed until technological feasibility is established and, thereafter, costs incurred in the developing or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than seven years and are subject to impairment evaluations in accordance with SFAS 144. Amounts capitalized in equipment and leasehold improvements for internal software costs was $3.9 million and $3.4 million as of March 31, 2008 and December 31, 2007, respectively.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplier Rebates

The Corporation receives rebates on purchases from its various vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended March 31, 2008 and 2007 rebates were $12.7 million and $4.0 million, respectively and recorded as a reduction of cost of goods sold in the accompanying condensed consolidated statements of operations. The Corporation had approximately $3.0 million and $2.9 million of rebates capitalized in inventory as of March 31, 2008 and December 31, 2007, respectively.

Delivery Expenses

The Corporation incurred expenses totaling approximately $15.6 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

Comprehensive Income (Loss)

The Corporation entered into an interest rate swap agreement, which the Corporation has designated as a cash flow hedge in accordance with SFAS No. 133. The Corporation recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative meets the hedge criteria as defined by SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

The changes in the fair value of the interest rate swap for the three months ended March 31, 2008 resulted in comprehensive loss of $3.9 million or $2.3 million net of income taxes. Accumulated other comprehensive loss at March 31, 2008 and December 31, 2007 was $4.9 million and $2.6 million, respectively. The interest rate swap is described more fully in Note 5.

Stock Based Compensation

The Corporation accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment . Under SFAS 123(R), the Corporation recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

The following table summarizes stock compensation of the Corporation for the periods presented (in millions, except per share amounts):

	Quarter Ended March 31,
	2008	2007
Nonvested stock and stock option expense	$1.0		$0.1
Income tax benefit	$0.4	$	NM
Effect of stock based compensation expense per share	$0.02	$	NM

Stock based compensation is more fully described in Note 9.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets, liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for probable tax obligations as required by facts and circumstances in the various regulatory environments.

Concentration of Credit Risk

For the quarter ended March 31, 2008, the Corporation derived approximately 12.9% of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities. If the Corporation were to no longer attain revenues from this customer, it would have a material impact on the Corporation’s results of operations.

Impact of Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141(R).

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to; 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS

2007 Acquisitions

On the Closing Date, the Corporation completed the Pharmacy Transaction. As discussed in Note 1, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC. In the Pharmacy Transaction, the Corporation issued 30.0 million shares of common stock, of which Kindred and AmerisourceBergen stockholders each received 15.0 million shares. The aggregate purchase price was $436.7 million, comprised primarily of the 15.0 million shares of common stock of the Corporation issued to AmerisourceBergen stockholders, with a fair value of $251.4 million, and the assumption of long-term debt related to the dividend payment to AmerisourceBergen of $125.0 million before the Pharmacy Transaction. The fair value of the common stock issued by the Corporation was calculated using the opening stock price on August 1, 2007. The total purchase price of PharMerica LTC was allocated to the net tangible and identifiable intangible assets based upon their estimated fair values as of the Closing Date. The excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the assets acquired were recorded by the Corporation under the provisions of the Internal Revenue Code at the respective assets carryover basis. The results of operations of PharMerica LTC were included in the results of operations of the Corporation beginning August 1, 2007.

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

Fair value of 15.0 million shares at $16.76 per share issued to PharMerica LTC	$251.4
Fair value of the liabilities assumed:
Current liabilities	32.9
Capital lease obligations	0.1
Deferred tax liabilities	12.3
Long term liabilities	7.1
PharMerica LTC debt borrowing to fund cash distibution to parent in connection with the Pharmacy Transaction	125.0

Total fair value of liabilities assumed	177.4

Total fair value of liaiblities assumed and shares issued	428.8
Legal, advisory and other acquisition costs incurred by KPS	7.9

Total purchase price	$436.7

The allocation of the purchase price was as follows:
Current assets	$243.6
Property and equipment	32.8
Identifiable intangible assets	44.5
Other assets	52.8
Goodwill	63.0

$436.7

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The following are the estimated fair values of the equipment and leasehold improvements of PharMerica LTC acquired at the date of acquisition (in millions, except weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$4.1	0.8
Equipment and software	28.0	3.7
Leased Equipment	0.7	1.3

Total property and equipment acquired	$32.8	2.5

The following are the estimated fair values of the identifiable intangible assets of PharMerica LTC acquired at the date of acquisition (in millions, except weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Trade name - PharMerica	$27.6	20.0
Trade name - MedMate	0.3	20.0
Non-competition agreement	0.2	5.0
Customer relationships	16.4	15.0

Total identifiable intangible assets acquired	$44.5	17.6

In accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Combination”, the Corporation has recorded a liability of approximately $1.5 million as part of the purchase price since the consummation of the Pharmacy Transaction. The liability relates to facilities the Corporation will exit within one year of the date of the Pharmacy Transaction and associated severance costs expected to be incurred for employees associated with the respective pharmacies acquired. This liability is based on an estimate which will be refined as the consolidations occur over the next four months. Integration, merger related costs and other charges are more fully described in Note 8.

Other

The following pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the Pharmacy Transaction been completed as of the date or for the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

The pro forma effect of the PharMerica LTC acquisition assuming the Pharmacy Transaction occurred on January 1, 2007 excluding integration, merger related costs and other charges would be as follows (in millions, except per share amounts):

Three Months Ended March 31, 2007
Revenues	$487.1
Net income	$2.5
Earnings per common share:
Basic	$0.09
Diluted	$0.09

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (in millions):

	March 31, 2008	December 31, 2007
Leasehold improvements	$9.0	$9.0
Equipment	81.4	76.5
Leased equipment	0.7	0.7
Construction in progress	3.7	1.2

	94.8	87.4
Accumulated depreciation	(33.9)	(30.0)

	$60.9	$57.4

The following represents a progression of the Corporation’s activity in equipment and leasehold improvements for the three months ended March 31, 2008 (in millions):

	Balance at December 31, 2007	Additions	Disposals	Balance at March 31, 2008
Equipment and leasehold improvements:
Leasehold improvements	$9.0	$0.1	$(0.1)	$9.0
Equipment	76.5	7.4	(2.5)	81.4
Leased equipment	0.7	—	—	0.7
Construction in progress	1.2	2.5	—	3.7

Sub Total	87.4	10.0	(2.6)	94.8

Accumulated depreciation	(30.0)	(5.9)	2.0	(33.9)

Total	$57.4	$4.1	$(0.6)	$60.9

Depreciation expense totaled approximately $5.9 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the period presented (in millions):

Balance at December 31, 2007	$111.3
Purchase adjustments to Goodwill recorded from acquisitions	(1.4)

Balance at March 31, 2008	$109.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

The following table presents the components of the Corporation’s intangible assets (in millions):

Finite Lived Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Trade names
March 31, 2008	$27.9	$(0.9)	$27.0
December 31, 2007	27.9	(0.6)	27.3
Non-competition agreements
March 31, 2008	$2.4	$(1.2)	$1.2
December 31, 2007	2.4	(1.0)	1.4
Customer relationships
March 31, 2008	$57.4	$(9.7)	$47.7
December 31, 2007	57.4	(8.6)	48.8
Total amortized intangible assets:
March 31, 2008	$87.7	$(11.8)	$75.9
December 31, 2007	87.7	(10.2)	77.5

Amortization expense relating to finite lived intangible assets was approximately $1.6 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the current year and the next five years and thereafter are as follows (in millions):

Year Ending December 31,
2008	$6.5
2009	6.4
2010	6.1
2011	5.9
2012	5.9
2013	5.8
Thereafter	40.9

$77.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT

On the Closing Date, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consisted of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the initial financings entered into by KPS and PharMerica LTC, to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Prior to the Pharmacy Transaction, KPS and PharMerica LTC each entered into a financing arrangement for daylight loans (“Spin-Co Loans”). The Spin-Co Loans were provided by a syndicate of lenders arranged by J.P. Morgan Securities Inc. (“JPMorgan”) pursuant to a commitment letter that KPS, PharMerica LTC, and the Corporation entered into with JPMorgan and JPMorgan Chase Bank, N.A. on May 31, 2007. On July 31, 2007, KPS and PharMerica LTC each obtained a $125.0 million loan under the Spin-Co Loans, for a total of $250.0 million, subject to certain adjustments for changes in working capital. The initial financings were funded immediately prior to closing of the Pharmacy Transaction.

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

The table below summarizes the term debt and revolving credit facility of the Corporation (in millions):

2007 Credit Agreement:	March 31, 2008	December 31, 2007
Term Loan A- payable to lenders at LIBO rate plus applicable margin (3.71% - 4.25% as of
March 31, 2008), matures July 31, 2012	$240.0	$250.0
Revolving Credit Facility payable to lenders, interest at LIBO rate plus applicable margin, matures July 31, 2012	—	—

Less: Current portion	—	—

Long-term debt	$240.0	$250.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (in millions):

Year Ending December 31,
2008	$—
2009	—
2010	—
2011	—
2012	240.0

$240.0

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

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

The Corporation had a total of $240.0 million in term loans outstanding as of March 31, 2008, and $250.0 million as of December 31, 2007, under the Credit Agreement. The Corporation had no borrowings under the revolving credit facility as of March 31, 2008 and December 31, 2007. The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2008 and December 31, 2007 were $1.1 million and $0.7 million, respectively. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.9 million as of March 31, 2008.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Requirement	Level at March 31, 2008	Level at December 31, 2007
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	2.76	2.57
Maximum Total Leverage Coverage Ratio	< = 4.75 to 1.00	2.62	2.99
Capital Expenditure	< = 3.00%	**	1.40%

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (0.625%—1.75%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate, plus applicable margin (0.625%—1.75%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap was $200.0 million as of March 31, 2008 and December 31, 2007.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheet at its fair value. The fair value of the Corporation’s interest rate swap at March 31, 2008 and December 31, 2007, reflected as a liability of approximately $8.1 million and $4.2 million, respectively, is included in other long term liabilities in the Corporation’s accompanying condensed consolidated balance sheets.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at March 31, 2008 and December 31, 2007, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions. However, the Corporation does not anticipate non-performance by JPMorgan. The Corporation prohibits the use of derivative instruments for trading or speculative purposes.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. For the three months ended March 31, 2008, the Corporation had approximately $0.1 million in amortized deferred financing fees, which are included in interest expense. As of March 31, 2008, the Corporation had approximately $1.7 million in unamortized deferred financing fees. For the three months ended March 31, 2007, the Corporation did not have amortization expense associated with deferred financing fees.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

At December 31, 2007, the Corporation was involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a material adverse effect on the condensed consolidated financial position, results of operations or liquidity of the Corporation.

Effective October 1, 2007, Centers for Medicare & Medicaid Services (“CMS”) promulgated new rules under the Deficit Reduction Act of 2005 (“DRA”) changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007, federal district court injunction against CMS prohibiting the agency from implementing the rule. On March 31, 2008 it was announced to the industry that CMS will have an additional sixty days to release data surrounding the final ruling on AMP. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. On January 22, 2008, the court refused to approve the proposed settlement. Currently, we are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

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

Additional adjustments of approximately $0.5 million to the purchase price for acquired businesses may occur through July 2008 as a result of contingent considerations in accordance with the acquisition agreements.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. The Corporation has also agreed to a minimum purchase volume equal to $1.0 billion in the first year following the Closing Date. If the Corporation fails to reach this minimum purchase volume, in addition to remedies available at law, ABDC may adjust the price of goods the Corporation purchases from them to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

Leases

The Corporation leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, Accounting for Leases, as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation incurred approximately $4.4 million and $1.5 million of lease expense associated with the Corporation’s pharmacy locations and administrative offices for the three months ended March 31, 2008 and 2007, respectively. The Corporation incurred approximately $1.6 and $0.2 million of lease expense associated with the rental of various office equipment for the three months ended March 31, 2008 and 2007, respectively.

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the current year and next five years and thereafter indicated (in millions):

Year Ending December 31,	Operating Leases
2008	$16.1
2009	12.4
2010	8.5
2011	5.3
2012	3.3
2013	3.0
Thereafter	5.9

Total	$54.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D (“the Part D”), state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating system is automatically updated with the amount actually reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipt.

Under the Part D benefit, payment is determined in accordance with the agreements the Corporation has negotiated with the Part D Plans. The remainder of the Corporation’s billings are paid or reimbursed by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A) and other third party payors, including Medicaid and private insurers.

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

A summary of revenues by payor type follows (in millions):

	Quarter Ended March 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$228.9	46.2%	$76.7	43.9%
Institutional healthcare providers	146.3	29.6	59.3	33.9
Medicaid	47.5	9.6	13.6	7.8
Private and other	30.9	6.2	8.3	4.8
Hospital management fees	14.9	3.0	13.5	7.7
Insured	23.9	4.8	1.2	0.7
Medicare	2.7	0.6	2.1	1.2

Total	$495.1	100.0%	$174.7	100.0%

Co-payments for the Corporation’s services can be applicable under Medicare Part D, state Medicaid programs, and certain third party payors and are typically not collected at the time products are delivered or services are provided. Co-payments under the Medicaid programs and third party plans are generally billed to the responsible party as part of the Corporation’s normal billing procedures and are subject to the Corporation’s normal collection procedures.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility, subsequent to which the PDPs are responsible for reimbursement. At March 31, 2008 and December 31, 2007, the Corporation had dual eligible co-pay receivables from the PDPs of $4.4 million and $6.0 million, respectively, of which approximately 80% and 86% were fully reserved at March 31, 2008 and December 31, 2007, respectively.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation.

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions):

	Quarter Ended March 31,
	2008	2007
Integration costs and other charges:
Professional and advisory fees	$0.2	$—
General and administrative	1.1	—
Employee costs	1.6	—
Severance costs	0.3	—
Facility costs	0.9	—

	4.1	—

Merger related costs:
Professional and advisory fees	—	1.2
General and administrative	—	0.1
Employee costs	—	2.0

	—	3.3

Total integration, merger related costs and other charges	$4.1	$3.3

The Corporation incurred integration, merger related costs and other charges for the three months ended March 31, 2008 and 2007 of $4.1 million and $3.3 million, respectively, related to the consolidation of pharmacies within a similar location, costs associated with the spin-offs of KPS and PharMerica LTC from Kindred and AmerisourceBergen, respectively and costs to integrate information systems and duplicative costs associated with merging the overall corporate function of KPS and PharMerica LTC. The negative impact on dilutive earnings per share was $0.08 for the three months ended March 31, 2008.

As the Corporation continues to integrate the businesses of PharMerica LTC and KPS additional costs will be incurred. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs will be recognized as an expense to the Corporation as incurred.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

As a part of the Pharmacy Transaction, the Corporation issued 30.0 million shares of common stock. In the Pharmacy Transaction, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following the Pharmacy Transaction, the stockholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

The historical common stock of the Corporation was cancelled on the Closing Date of the Pharmacy Transaction and reclassified as capital in excess of par value.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of March 31, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

The Corporation’s board of directors may, from time to time, direct the issue of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on the Corporation’s shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The board of directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of shares of the Corporation’s common stock. Specifically, the Corporation’s certificate of incorporation authorizes the board to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of the Corporation or the removal of existing management.

2007 Omnibus Incentive Plan

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The stock options granted under the Omnibus Plan to replace options granted by Kindred or AmerisourceBergen that were cancelled or forfeited upon the consummation of the Pharmacy Transaction have the same basic terms, conditions and vesting schedule of the awards granted to them by Kindred and AmerisourceBergen. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly KPS or PharMerica LTC employees were replaced with restricted shares of the Corporation’s common stock, which have the same basic terms, conditions and vesting schedule as apply to the forfeited Kindred or AmerisourceBergen restricted shares.

2008 Stock-based Awards

The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. On March 10, 2008 the Compensation Committee granted stock based compensation awards with respect to 247,869 shares of common stock under the Omnibus Plan with a grant price of $15.10 per share. The Compensation Committee also granted performance share units with a performance target of 67,328 shares. The number of shares earned at the end of the performance cycle based on the performance criteria has a threshold of 33,664 shares and a maximum of 134,656 shares.

Additionally, subsequent to March 10, 2008 the Compensation Committee granted stock based compensation awards with respect to 57,426 shares of common stock under the Omnibus Plan with a grant price of $16.16 to $16.57 per share and 51,650 shares of nonvested stock to a newly appointed board of director and two new employees of the Corporation. The terms and conditions of these awards have similar terms to other awards granted by the Compensation Committee.

Stock based compensation granted under the Omnibus Plan in 2008 vests in four equal annual installments and has a term of seven years. The performance share units granted under the Omnibus Plan in 2008 have vesting terms based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives.

2007 Stock-based Awards

On August 7, 2007 the Compensation Committee granted stock based compensation awards with respect to 1,072,695 shares of common stock under the Omnibus Plan with a grant price of $16.31 per share and 365,888 shares of nonvested stock. The Compensation Committee also granted performance share units with a target of 8,950 shares. The number of shares earned at the end of the performance cycle based on the performance criteria has a threshold of 4,475 shares and a maximum of 13,425 shares.

With regards to the stock options granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergen options), each option vests in four equal annual installments and has a term of seven years. The restricted stock granted under the Omnibus Plan in 2007 (other than the substitute restricted stock granted to replace cancelled Kindred and AmerisourceBergen restricted stock) generally vests in full, upon the three-year anniversary of the date of grant, thus stressing the retentive aspect of these awards. In addition, with respect to the performance share units granted under the Omnibus Plan in 2007, vesting is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance units granted August 7, 2007 have a performance period measured on a three-year period.

The Corporation recorded $1.0 million in stock-based compensation expense for the three months ended March 31, 2008 which consists of $0.7 million in compensation expense for nonvested stock and $0.3 million in compensation expense for stock options. As of March 31, 2008, there was $11.9 million of total unrecognized compensation cost related to all of the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over a weighted average period of 0.9-3.35 years depending on the type of award granted.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Total estimated compensation expense for the Corporation’s stock options and restricted stock awards for the current year and next five years and thereafter are as follows (in millions):

Year Ending December 31,
2008	$4.3
2009	3.9
2010	3.6
2011	1.0
2012	0.1
2013	—
Thereafter	—

Total	$12.9

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	2008	2007
Expected volatility (range)	33.3 - 41.7%	33.3 - 45.0%
Risk free interest rate (range)	1.53 - 2.45%	4.55 - 4.98%
Expected dividends	—	—
Average expected term (years)	2.0 - 5.0	0.3 - 5.0
Fair value per share of stock options granted	$4.64	$5.82

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies in the same or similar industries as the Corporation. SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Upon adoption of SFAS No. 123(R), the Corporation estimates the volatility of its common stock at the date of grant based on historical volatility of its peer-group, consistent with SFAS No. 123(R) and SAB 107.

Risk-Free Interest Rate

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

Expected Dividends

The Corporation has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Corporation calculated an expected term using management’s estimate of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. SFAS No. 123(R) permits companies to estimate the value of awards with graded vesting by treating each vesting tranche as a separate award. Alternatively, the award may be valued as a single award. Management has determined to value each tranche of the awards separately utilizing the “multiple fair value” method.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

During the first quarter of 2008, the Compensation Committee granted 305,295 stock options under the Omnibus Plan. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted in the first quarter 2008, was $4.64 per share. The fair value of stock options exercised for the three months ended March 31, 2008 was less than $0.1 million. The total fair value of shares vested was $1.2 million for the three months ended March 31, 2008.

The following table summarizes option activity for the periods presented (as stated):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parents’ Omnibus Plan	(127,787)	(21.56)
Effect of Pharmacy Transaction on options	479,302	12.73
Granted	1,072,695	16.31
Exercised	—	—
Canceled	(281,614)	15.09

Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	305,295	15.37
Exercised	(5,230)	11.36
Canceled	(22,539)	13.89

Outstanding at March 31, 2008	1,547,909	$15.28	6.6 years	$2.0

Exercisable at March 31, 2008	242,305	$13.79	6.5 years	$0.7

Total shares available for grant	2,157,146

Nonvested Shares

During the first quarter of 2008, the Compensation Committee granted 51,650 shares of nonvested stock and 67,328 performance share units under the Omnibus Plan. The total fair value of shares vested during 2008 was $0.9 million.

The following table summarizes nonvested shares activity for the periods presented (as stated):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parents’ Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on nonvested shares and units	55,340	6.66
Granted	365,888	16.31
Forfeited	(51,666)	12.71
Vested	(8,658)	14.18

Nonvested shares at December 31, 2007	360,904	$15.13

Granted	118,978	15.73
Forfeited	(5,045)	11.30
Vested	(57,281)	16.18

Nonvested shares at March 31, 2008	417,556	$15.43

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Other Plans

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan documents. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan was $1.6 million and $0.2 million for the three months ended March 31, 2008, and 2007, respectively.

NOTE 10—INCOME TAXES

The following table summarizes our provision for income taxes for the three months ended March 31, 2008 and 2007 (in millions):

	Quarter Ended March 31,
	2008	2007
Provision for income taxes	$2.5	$0.4
Effective tax rate	43.5%	39.5%

The increase in our provision for income taxes for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 was primarily the result of the Pharmacy Transaction and increases in non-deductible expenses associated with the Corporation’s operations as a stand-alone company. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various non-deductible expenses.

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $86.4 million at March 31, 2008 and $85.9 million at December 31, 2007, net of valuation allowance. The Corporation’s deferred tax assets and liabilities are subject to future changes based upon the actual short period tax return of AmerisourceBergen that will be filed for the period ending July 31, 2007.

The Corporation derives a current federal and state income tax benefit from the impact of deductions derived from the amortization of tax-deductible goodwill acquired in the 2007 Pharmacy Transaction. At the transaction date, the tax basis of this goodwill was $126.3 million, amortizable over a remaining life for tax purposes of approximately six years. The tax basis of this goodwill was approximately $112.9 million and $105.0 million at December 31, 2007 and March 31, 2008, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

As of January 1, 2008, the Corporation had a $3.8 million liability recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. Included in the balance are $1.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total liabilities for unrecognized tax benefits are recorded in other long term liabilities on the accompanying condensed consolidated balance sheets. The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits for uncertain tax positions as income tax expense. As of January 1, 2008, the Corporation had no accrued interest related to uncertain tax positions as it is indemnified for pre-merger liabilities associated with its uncertain tax positions under the terms of the Tax Matters Agreement (defined subsequently) and no accrual was required for additions related to the Corporation’s taxable year ending December 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES (continued)

Under the terms of the Master Agreement, the Corporation entered into a tax matters agreement with Kindred and AmerisourceBergen (the “Tax Matters Agreement”). The Tax Matters Agreement governs the Corporation’s, Kindred’s and AmerisourceBergen’s rights and obligations following consummation of the Pharmacy Transaction with respect to taxes, for both pre-merger and post-merger periods. Generally, Kindred and AmerisourceBergen are responsible for the taxes of KPS (and its subsidiaries) and PharMerica LTC (and its subsidiaries), respectively, that relate to pre-merger periods and the Corporation is responsible for all taxes that relate to periods subsequent to the date of the Pharmacy Transaction.

Prior to the Pharmacy Transaction, KPS was included in the consolidated federal and state income tax returns filed by Kindred. Kindred allocates the consolidated federal and state income tax liabilities among the members of the consolidated return group as if KPS was a separate taxpayer, and the results of the corresponding tax liability were settled with Kindred through stockholders’ equity. The federal statute of limitations remains open for tax years 2004 through 2007. As a result of the consummation of the Pharmacy Transaction, subsequent to the spin-off, KPS will no longer be included in Kindred’s income tax filings but will be included as part of the consolidated federal and state income tax returns to be filed by the Corporation.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states.

To preserve the tax-free treatment of the spin-offs, the Corporation has agreed to certain tax-related restrictions and indemnities in the Tax Matters Agreement. These restrictions cover the two-year period following the Closing Date of the Pharmacy Transaction and generally require the Corporation to continue its current business and limit the Corporation’s ability to engage in certain transactions with respect to its common shares. Each of Kindred and AmerisourceBergen is required to indemnify the Corporation for any taxes for which it is responsible under the Tax Matters Agreement, any taxes that are imposed upon the Corporation because KPS or PharMerica LTC, as the case may be, was part of the consolidated tax return of Kindred and AmerisourceBergen, respectively, or any taxes resulting from a breach of certain representations or covenants made by Kindred and AmerisourceBergen, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share amounts):

	Quarter Ended March 31,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per share - net income	$3.3		$0.5

Denominator:
Denominator for basic earnings per share - weighted average shares	30,064,929		NM
Effective of dilutive securities:
Employee stock options	666		—
Employee restricted shares	20,425		—

Denominator for diluted earnings per share - adjusted weighted average shares	30,086,020		NM

Basic earnings per share	$0.11	$	NM

Diluted earnings per share	$0.11	$	NM

In accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, stock options and restricted stock shares granted by the Corporation are required to be treated as potential common shares outstanding in computing diluted earnings per share.

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The Corporation identifies its segments in accordance with the aggregation provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information . This information is consistent with information used by the Corporation in managing its businesses.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in millions):

	Three Months Ended March 31,
	2008	2007
Revenues:
Institutional pharmacies	$480.2	$161.2
Hospital pharmacy management	14.9	13.5

	$495.1	$174.7

Net income:
Segment operating income:
Institutional pharmacies	$24.8	$9.9
Hospital pharmacy management	2.3	2.1

Segment operating income	27.1	12.0
Allocated Kindred corporate services	—	(3.4)
Rent	(6.0)	(1.6)
Depreciation and amortization	(7.5)	(2.8)
Integration, merger related costs and other charges	(4.1)	(3.3)
Interest expense, net	(3.7)	—

Income before income taxes	5.8	0.9
Provision for income taxes	2.5	0.4

Net income	$3.3	$0.5

Rent:
Institutional pharmacies	$6.0	$1.6
Hospital pharmacy management	—	—

	$6.0	$1.6

Depreciation and amortization:
Institutional pharmacies	$7.5	$2.8
Hospital pharmacy management	—	—

	$7.5	$2.8

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$8.2	$1.7
Hospital pharmacy management	—	—

	$8.2	$1.7

	March 31, 2008	December 31, 2007
Assets:
Institutional pharmacies	$667.2	$672.3
Hospital pharmacy management	8.2	7.8

	$675.4	$680.1

Goodwill:
Institutional pharmacies	$109.9	$111.3
Hospital pharmacy management	—	—

	$109.9	$111.3

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The Corporation provides institutional pharmacy and management services to Kindred nursing centers and hospitals. Until the Closing Date, for accounting purposes, the net contributions from Kindred for periods prior to the Pharmacy Transaction are classified as capital in excess of par value in stockholders’ equity in the accompanying condensed consolidated balance sheets. Revenues and allocated corporate expenses related to these activities are as follows (in millions):

	Quarter Ended March 31,
	2008	2007
Revenues from services provided to Kindred:
Nursing centers	$25.5	$24.8
Hospitals	14.8	13.5

	$40.3	$38.3

Kindred allocated corporate service expenses included in selling, general and administrative expense	$—	$3.4

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

At March 31, 2008, the Corporation had recorded in accounts receivable amounts due from Kindred totaling $30.5 million related to services provided to Kindred nursing centers and hospitals and $1.5 million in accounts payable related to the Information Technology Services Agreement and the Kindred TSA. As of the closing date of the Pharmacy Transaction, corporate service expenses were no longer allocated to the Corporation.

The historical results of the Corporation include related party transactions with Kindred. Beginning August 1, 2007, continued transactions with Kindred are not considered to be related party transactions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN (Continued)

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement with ABDC, a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party at the closing date. For the three months ended March 31, 2008, the Corporation purchased a total of $328.0 million under the terms of the Prime Vendor Agreement. As of March 31, 2008 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $27.7 million, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an IT Services Agreement with KHOI, a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder. Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $4.4 million under the terms of the IT Service Agreements for the three months ended March 31, 2008. As of March 31, 2008, the Corporation had approximately $1.4 million in accounts payable related to the IT Services Agreement.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into the Kindred TSA. Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Corporation incurred approximately $0.3 million under the terms of the Kindred TSA for the three months ended March 31, 2008, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2008, the Corporation had approximately $0.1 million in accounts payable related to the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into the AmerisourceBergen TSA. Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.1 million under the terms of the AmerisourceBergen TSA for the three months ended March 31, 2008, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from the Pharmacy Transaction. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

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

•	the Corporation’s ability to ensure and maintain an effective system of internal controls over financial reporting;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the adequacy of our facilities to accommodate our anticipated needs;

•	the Corporation’s ability to anticipate shift in demand for generic drug equivalents;

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company’s business;

•	the effects of changes to critical accounting estimates; and

•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Quarterly Report on Form 10-Q.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION, IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 AND IN THE SECTION CAPTIONED “RISK FACTORS” IN THE FORM S-4/S-1, AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

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

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141 (“SFAS 141”), Business Combinations . As a result, the accompanying condensed financial statements include certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the business was operated as separate businesses within two different public companies, Kindred and AmerisourceBergen.

Reporting Entity

The financial statements included in this quarterly report on Form 10-Q as of and for the quarter ended March 31, 2008 reflect the financial position, results of operations and liquidity of the Corporation, and for the quarter ended March 31, 2007, KPS which was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in SFAS No. 141, Business Combinations. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the Corporation as of and for the quarter ended March 31, 2008 and historically of KPS on a stand-alone basis for the quarter ended March 31, 2007.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 109 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 88 hospitals in the United States.

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven days per week on-call pharmacist services for emergency dispensing, delivery and/or consultation with the facility’s staff or the resident’s attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

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

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions. At March 31, 2008, we had contracts to provide pharmacy services to 334,226 licensed beds for patients in healthcare facilities in 40 states.

For the quarter ended March 31, 2008, the Corporation derived approximately 12.9% of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities. If the Corporation were to no longer attain revenues from this customer, it would have a material impact on the Corporation’s results of operations.

Hospital Pharmacy Services. At March 31, 2008, the Corporation had provided hospital management services to Kindred and other customers for Hospital Pharmacy Services at 88 locations. For the three months ended March 31, 2008, revenues under these contracts constituted approximately 3.0% of our total revenues.

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

We also obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers. We are a member of industry buying groups, which contract with pharmaceutical manufacturers for discounted prices. The loss of a supplier could adversely affect our business if alternate sources of supply are generally unavailable. However, numerous sources of supply are available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

We seek to maintain on-site inventories of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC, our primary wholesale distributor, maintains local warehousing facilities in most major geographic markets in which we operate.

Brand versus Generic

In 2007, generic drugs increased approximately 30% to a new industry high of 682 drugs. With today’s generic drugs accounting for nearly 67% of the volume of all U.S. prescriptions dispensed, an anticipated expansion of new generics in 2008 will play an increased role in the way the Corporation positions itself in 2008. As we move through 2008 and beyond, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations. It’s also estimated that drugs worth approximately $60.0 – $70.0 billion will lose their patent protection in the next few years. From 2007 to 2010, roughly 110 drugs have lost or will lose their patent protection, including some well-known products such as Fosamax© (Alendronate Sodium) and Risperdal© (Risperidone). Those two drugs represent approximately 5.51% of the Corporation’s average monthly drug acquisition costs for the first quarter of 2008. Fosamax© became available as a generic in February 2008, while Risperdal © is expected to become available as a generic in June 2008. On April 11, 2008, Teva Pharmaceutical Industries Ltd. was granted 180 day exclusivity, by the U.S. District Court for the District of Columbia, for its generic version of Risperdal© tablets. With the current generic release schedule of branded drugs losing their patent protection, there will be shift in the demand from branded drugs to generic drugs in 2008.

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic will decrease our revenue but at the same time improve our gross margin from sales of these classes of drugs. In addition, if we can successfully manage to lower our acquisition cost on a broad range of generics, management believes it can improve the Corporation’s overall gross margin during fiscal 2008.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share and/or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates recorded by the Corporation were $12.7 and $4.0 million for the three months ended March 31, 2008 and 2007, respectively.

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

Sources of Pharmacy Revenues

We receive payment for our services from third party payors, including Medicare Part D Plans (“Part D” or “Part D Plans”), government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare provider customers, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients and the rates of reimbursement among payors. Changes in our customers’ census and the case mix of the patients as well as the payor mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

In December 2003, Congress enacted Part D which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit which is administered by commercial market insurers contracted with CMS. Under Part D, dual eligibles now have their outpatient prescription drug costs covered by Part D, subject to certain limitations. Since January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Part D. Accordingly; Medicaid is no longer a primary payor for the pharmacy services provided to these residents. See “Overview of Reimbursement.”

A summary of our revenues by payor type follows (in millions):

	Quarter Ended March 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$228.9	46.2%	$76.7	43.9%
Institutional healthcare providers	146.3	29.6	59.3	33.9
Medicaid	47.5	9.6	13.6	7.8
Private and other	30.9	6.2	8.3	4.8
Hospital management fees	14.9	3.0	13.5	7.7
Insured	23.9	4.8	1.2	0.7
Medicare	2.7	0.6	2.1	1.2

Total	$495.1	100.0%	$174.7	100.0%

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

We receive payment for our services from institutional healthcare providers, commercial Part D Plans, third party payors, government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Prior to 2006, the Corporation had derived a substantial portion of their annual revenues from state Medicaid programs. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A and Part D Plans, Medicaid, insurance and other private payors (including managed care).

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

Part D provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private commercial insurers who contract with CMS (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from one Part D Plan to another, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Since January 1, 2006 when the Part D program went into effect, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so-called “dual eligibles”) have their prescription drug costs covered by the Part D Plan, including applicable nursing home residents we serve, whose drug costs were previously covered by state Medicaid programs.

Under Part D, Medicare covers most outpatient drug expenses for dual eligibles. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. Medicare beneficiaries who choose to participate in Part D select from a range of Part D Plans. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan. CMS provides various federal subsidies to Part D Plans to reduce the cost to qualifying beneficiaries.

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

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the Act. Accordingly, Part D could negatively impact the pricing of our services.

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

We receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to “prefer, protect or maintain” that manufacturer’s product selection by the long-term care pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required Plan Sponsors to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. In guidance issued to Plan Sponsors, effective for 2007, CMS instructs Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates or other remuneration that such pharmacies receive from manufacturers and has issued guidelines on the information required. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. The impact of these reporting requirements, and/or the elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have an adverse effect on our business.

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

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 or DRA changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007, federal district court injunction against CMS prohibiting the agency from implementing the rule. On March 31, 2008 it was announced to the industry that CMS will have an additional sixty days to release data surrounding the final ruling on AMP. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period. On January 22, 2008, the court refused to approve the proposed settlement. Currently, we are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

Further, in order to rein in healthcare costs, the Corporation anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Corporation cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation will have on its business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Corporations business.

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

Our allowances for doubtful accounts, included in our balance sheet at March 31, 2008 and December 31, 2007, were $44.3 million and $43.4 million, respectively.

In addition, the allowance for contractual returns and revenue allowances was $9.3 million and $10.6 million at March 31, 2008 and December 31, 2007, respectively.

Our provision for doubtful accounts included in our statements of operations excluding the impact of the third quarter 2007 change in estimate was as follow (in millions):

	2008	2007
First Quarter	$5.2	$1.1
Second Quarter	N/A	3.3
Third Quarter	N/A	6.3
Fourth Quarter	N/A	5.5

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDPs are responsible for reimbursement. At March 31, 2008 and December 31, 2007, the Corporation had dual eligible co-pay receivables from the PDPs of $4.4 million and $6.0 million, respectively, of which approximately 80% and 86% were reserved at March 31, 2008 and December 31, 2007, respectively.

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a detailed rollforward of our allowance for doubtful accounts.

The largest components of bad debts in our accounts receivable relate to the accounts for which private payors are responsible, (which we refer to as private and other), dual eligible co-payments from PDP’s which are included in Medicare Part D receivables, and accounts for which our customers from long-term care institutions are responsible for under Medicare Part A and owe us for the drug component of their patients stay at their respective institution. The increase in the provision for doubtful accounts that occurred in the third quarter of 2007 was as a result of the Pharmacy Transaction.

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

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	2008	2007
First Quarter	39.7	41.5
Second Quarter	N/A	44.4
Third Quarter	N/A	45.4
Fourth Quarter	N/A	40.1

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

At March 31, 2008 and December 31, 2007, our inventories on our consolidated balance sheets were $80.2 and $77.9 million.

Our inventory turns were as follows:

	2008	2007
First Quarter	16.5	15.8
Second Quarter	N/A	16.1
Third Quarter	N/A	15.9
Fourth Quarter	N/A	16.7

We receive rebates on purchases from various vendors and suppliers. Rebates included in our statements of operations were as follows (in millions):

	2008	2007
First Quarter	$12.7	$4.0
Second Quarter	N/A	3.8
Third Quarter	N/A	11.5
Fourth Quarter	N/A	12.4

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our inventories.

Our inventories are maintained on a first-in, first-out (“FIFO”) lower of cost or market basis. Our controlled prescription drugs are maintained on a perpetual inventory basis to the extent required by the Drug Enforcement Agency. All other inventories are maintained on a periodic basis. We perform monthly inventory counts at all locations with the use of our personnel and the use of third party inventory count teams under our supervision.

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

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 was $109.9 million and $111.3 million, respectively.

Our net intangible assets, included in our condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 were $75.9 million and $77.5 million, respectively.

The amount of accumulated amortization of intangible assets as of March 31, 2008 and December 31, 2007 was $11.8 million and $10.2 million, respectively.

Please refer to Note 4 to our condensed consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill and intangible assets.

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

Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decisions of allocations are that of management.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our net deferred tax asset balances in our consolidated balance sheets as of March 31, 2008 and December 31, 2007 were $86.4 million and $85.9 million, respectively, including the impact of valuation allowances.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of March 31, 2008 and December 31, 2007 were $6.0 million, respectively.

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a FIN 48 liability for the realized, but unrecognized tax benefit. As of December 31, 2007, the Corporation’s unrecognized tax benefits were $3.8 million. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the condensed consolidated statement of operations. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

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

The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. During the first quarter 2008, the Compensation Committee granted stock based compensation awards with respect to 305,295 shares of common stock under the Omnibus Plan with grant prices ranging from $15.10 - $16.57 per share, 51,650 shares of nonvested stock and 67,328 performance share units. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

On August 7, 2007 the Compensation Committee granted stock based compensation awards with respect to 1,072,695 shares of common stock under the Omnibus Plan with a grant price of $16.31 per share and 365,888 shares of nonvested stock. The Compensation Committee also granted performance share units with a target of 8,950 shares. The number of shares earned at the end of the performance cycle based on the performance criteria has a threshold of 4,475 shares and a maximum of 13,425 shares.

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

With regards to the stock options granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergen options), each option vests in four equal annual installments and has a term of seven years. The restricted stock/restricted stock units granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergen options) generally vests in full, upon the three-year anniversary of the date of grant, thus stressing the retentive aspect of these awards. In addition, with respect to the performance share units granted under the Omnibus Plan in 2007, vesting is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance period is measured in three-year periods with overlapping cycles.

Our stock-based compensation expense for the three months ended March 31, 2008 and 2007, was $1.0 million and $0.1 million, respectively and was included in selling, general and administrative expenses in our condensed consolidated statement of operations.

Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

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

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, stock-based compensation and goodwill. Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

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

Bps: Represents basis points. Basis points are based on percentages. For example, 100 bps represents a change of 1.0%.

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

DNA: Data not available.

Integration, merger related costs and other charges: Represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen, respectively and their respective mergers. The definition also represents costs of integrating information systems, duplicative costs associated with merging overall corporate functions and the consolidation of pharmacies within a similar location.

NA: Represents not applicable.

NM: Represents not meaningful.

Prescriptions Dispensed: Represents a prescription filled for an individual patient. A prescription will usually be for a 15 or 30 day period and will include only one drug type.

Revenues per prescription dispensed: Represents the revenues from the institutional pharmacy segment divided by the total prescriptions dispensed.

Selling, General, Administrative Costs: Represents other costs and allocation of costs that are not directly attributable to the costs of revenues. Such costs are part of the functional areas of account management, sales and marketing, accounting and finance, operations oversight, human resources, acquisitions, information technology, billing and collections, tax services, internal audit, office of the chief executive and board of directors.

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except per prescription amounts, customer licensed beds and the number of hospital management contracts serviced):

	Quarter Ended March 31,
	2008				2007
	Amount	% of Revenues	Increase (Decrease)		Amount	% of Revenues
Net Revenues
Institutional Pharmacy	$480.2	97.0%	$319.0	197.9%	$161.2	92.3%
Hospital Management	14.9	3.0	1.4	10.4	13.5	7.7

Total Net revenues	495.1	100.0	320.4	183.4	174.7	100.0

Cost of goods sold
Institutional Pharmacy	410.5	82.9	268.5	189.1	142.0	81.3
Hospital Management	12.1	2.5	1.3	12.0	10.8	6.2

Total Cost of goods sold	422.6	85.4	269.8	176.6	152.8	87.5

Gross Profit
Institutional Pharmacy	69.7	14.1	50.5	263.0	19.2	11.0
Hospital Management	2.8	0.5	0.1	3.7	2.7	1.5

Total Gross profit	$72.5	14.6%	$50.6	231.1%	$21.9	12.5%

Institutional Pharmacy
Volume Information
Prescriptions dispensed	10.2		6.8	200.0%	3.4
Revenue per prescription dispensed	$47.08		$(0.33)	(0.7)%	$47.41
Gross Profit per prescription dispensed	$6.83		$1.18	21.0%	$5.65
Customer licensed beds under contract
Beginning of period	337,043		234,472	228.6%	102,571
Additions - Organic	5,157		1,020	24.7	4,137
Losses	(7,974)		(5,107)	178.1	(2,867)
Other	—		515	(100.0)	(515)

End of period	334,226		230,900	223.5%	103,326

Hospital Management
Volume Information
Hospital management contracts serviced	88		5.0	6.0%	83

Revenues

The increase in institutional pharmacy revenues of $319.0 million for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 was primarily the result of the acquisition of PharMerica LTC on July 31, 2007.

The $1.4 million increase in hospital management revenues for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 resulted from an increase in the number of hospitals serviced as well as certain contractually provided management fee increases.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $268.5 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily as a result of the acquisition of PharMerica LTC.

The $1.3 million increase in hospital management cost of goods sold for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 resulted from an increase in the number of hospital management contracts serviced in the period. Cost of goods sold for the Hospital Management segment is primarily related to labor costs and increased as a result of the provision of management services to additional hospitals in 2008, combined with the impact of wage inflation.

Gross Profit and Operating Expenses

Gross profit and operating expenses for the periods presented were as follows (in millions):

	Quarter Ended March 31,
	2008				2007
	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue
Gross Profit and Operating Expenses:
Institutional Pharmacy	$69.7	14.1%	$50.5	263.0%	$19.2	11.0%
Hospital Management	2.8	0.5	0.1	3.7	2.7	1.5

Total Gross Margin	72.5	14.6	50.6	231.1	21.9	12.5
Selling, general and administrative expenses	57.3	11.7	40.6	243.1	16.7	9.5
Amortization expense	1.6	0.3	0.6	60.0	1.0	0.6
Integration, merger related costs and other charges	4.1	0.8	0.8	24.2	3.3	1.9
Interest expense, net	3.7	0.7	3.7	NM	—	—

Income before provision for income taxes	5.8	1.1	4.9	544.4	0.9	0.5
Provision for income taxes	2.5	0.5	2.1	525.0	0.4	0.2

Net income	$3.3	0.6%	$2.8	560.0%	$0.5	0.3%

Institutional pharmacy gross profit for the quarter ended March 31, 2008 was $69.7 million or $6.83 per prescription dispensed. Institutional pharmacy gross profit margin for the quarter ended March 31, 2008 was 14.1% of institutional pharmacy revenue. This compares to institutional pharmacy gross profit of $19.2 million or $5.65 per prescription dispensed for the quarter ended March 31, 2007. As a percent of institutional pharmacy revenue, gross profit margin was 11.0% for the quarter ended March 31, 2007. Institutional pharmacy gross profit per prescription increased $1.18 or 21.0% primarily as a result of appropriately staffing the pharmacy locations and better scaling of operations on a consolidated basis.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (in millions):

	Quarter Ended March 31,
	2008				2007
	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$30.0	6.1%	$20.9	229.7%	$9.1	5.2%
Provision for doubtful accounts	5.2	1.1	4.1	372.7	1.1	0.6
Supplies	1.7	0.3	1.0	142.9	0.7	0.4
Travel expenses	1.4	0.3	0.6	75.0	0.8	0.5
Professional fees	2.7	0.5	2.2	440.0	0.5	0.3
Stock-based compensation	1.0	0.2	0.9	900.0	0.1	NM
Management fee	—	—	(3.2)	(100.0)	3.2	1.8
Depreciation	2.8	0.6	2.5	833.3	0.3	0.2
Rent	2.7	0.5	2.5	1,250.0	0.2	0.1
Other costs	9.8	2.1	9.1	1,300.0	0.7	0.4

Total selling general and administrative expenses	$57.3	11.7%	$40.6	243.1%	$16.7	9.5%

The increase of $40.6 million in selling, general and administrative expenses for the quarter ended March 31, 2008 compared to March 31, 2007, was primarily attributable to the acquisition of PharMerica LTC and the costs associated as a result of a new public company.

Integration, merger related costs and other charges

Integration, merger related costs and other charges incurred by the Corporation for the periods presented were as follows (in millions):

	Quarter Ended March 31,
	2008	2007
Integration costs and other charges:
Professional and advisory fees	$0.2	$—
General and administrative	1.1	—
Employee costs	1.6	—
Severance costs	0.3	—
Facility costs	0.9	—

	4.1	—

Merger related costs:
Professional and advisory fees	—	1.2
General and administrative	—	0.1
Employee costs	—	2.0

	—	3.3

Total integration, merger related costs and other charges	$4.1	$3.3

For the quarter ended March 31, 2008 and 2007, the Corporation expensed approximately $4.1 million and $3.3 million, respectively of integration, merger related costs and other charges. The negative impact on dilutive earnings per share was $0.08 for the quarter ended March 31, 2008.

The Corporation incurred integration, merger related costs and other charges for the quarter ended March 31, 2008 and 2007, related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC and costs to integrate information systems and duplicate costs associated with merging the overall corporate functions of KPS and PharMerica LTC.

During the quarter ended March 31, 2008, there were six pharmacy locations impacted by consolidation, bringing the total consolidated pharmacies to ten.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (in millions):

	Quarter Ended March 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.9	0.2%	$0.2	0.1%
Equipment and software	4.9	1.0	1.6	0.9
Leased equipment	0.1	0.0	—	—

Total depreciation expense	$5.9	1.2%	$1.8	1.0%

Depreciation expense recorded in cost of goods sold	$3.1	0.6	1.5	0.9
Depreciation expense recorded in selling, general & administrative expenses	2.8	0.6	0.3	0.2

Total depreciation expense	$5.9	1.2%	$1.8	1.0%

Total capital expenditures	$8.2	1.7%	$1.7	1.0%

The increase of $4.1 million in depreciation expense for the quarter ended March 31, 2008 over the prior year period amount of $1.8 million is primarily related to the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure. The Corporation recognized approximately $3.8 million in depreciation expense from assets acquired in the Pharmacy Transaction for the quarter ended March 31, 2008.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (in millions):

	Quarter Ended March 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$—	—%
Non-compete agreements	0.2	NM	0.1	0.1
Noncontractual customer relationships	1.1	0.2	0.9	0.5

Total amortization expense	$1.6	0.3%	$1.0	0.6%

As a result of the PharMerica LTC acquisition, amortization expense increased by $0.6 million for the quarter ended March 31, 2008.

Interest Expense

Interest expense for the periods presented was as follows (in millions):

	Quarter Ended March 31,
	2008 Amount	2007 Amount
Interest Expense:
Term A - $240 million	$3.9	$—
Revolver (including commitment fees and letters of credit fees)	—	—

Subtotal	3.9	—
Other:
Interest Income	(0.3)	—
Amortization of deferred financing fees	0.1	—

Total Interest Expense	$3.7	$—

Interest Rate (Excluding Applicable Margin):
Term A - $240 million Revolver	4.96%	NA
LIBOR - 1 month, at beginning of period	4.57%	5.32%
LIBOR - 1 month, at end of period	2.70%	5.32%
LIBOR - 3 months, at beginning of period	4.68%	5.36%
LIBOR - 3 months, at end of period	2.69%	5.35%

Interest expense increased during the first quarter of 2008 as a result of the Corporation closing on, and borrowing under, the Credit Agreement since July 31, 2007 versus historically utilizing cash flows from operations and from Kindred to finance the operations of the business.

Tax Provision

The tax provision for the periods presented was as follows (in millions):

	Quarter Ended March 31,
	2008	2007
Tax provision	$2.5	$0.4

Total provision as a percentage of income	43.5%	39.5%

Our effective tax rate for the quarter ended March 31, 2008 was 35% for the federal rate, 4.9% for the state rate and 3.6% for permanent differences. The effective tax rate for the quarter ended March 31, 2007 was 35% for the federal rate, 3.5% for the state rate and 1.0% for permanent differences. The increase in our provision for income taxes for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, was primarily the result of the Pharmacy Transaction and increases in non-deductible expenses associated with the Corporation’s operations as a stand-alone company.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the first quarter of 2008 and each quarter of 2007 (in millions, except per share, per prescription and customer licensed bed amounts):

	2008 Quarters	2007 Quarters
	First	Fourth	Third	Second	First
Net revenues
Institutional pharmacy revenues	$480.2	$478.0	$364.0	$159.7	$161.2
Hospital management revenues	14.9	14.2	13.5	13.7	13.5

Total revenues	495.1	492.2	377.5	173.4	174.7

Cost of goods sold:
Institutional pharmacy	410.5	406.0	310.3	142.0	142.0
Hospital management	12.1	11.1	10.8	11.0	10.8

Total cost of goods sold	422.6	417.1	321.1	153.0	152.8

Gross Profit:
Institutional pharmacy	69.7	72.0	53.7	17.7	19.2
Hospital management	2.8	3.1	2.7	2.7	2.7

Total gross profit	72.5	75.1	56.4	20.4	21.9
Selling, general and administrative	57.3	60.2	46.8	17.7	16.7
Amortization expense	1.6	1.6	1.4	1.0	1.0
Integration, merger related costs and other charges	4.1	5.2	46.8	2.4	3.3

Operating income (loss)	9.5	8.1	(38.6)	(0.7)	0.9
Interest expense, net	3.7	4.1	3.1	—	—

Income (loss) before income taxes	5.8	4.0	(41.7)	(0.7)	0.9
Provision (benefit) for income taxes	2.5	1.2	(14.7)	(0.3)	0.4

Net income (loss)	$3.3	$2.8	$(27.0)	$(0.4)	$0.5

Adjusted EBITDA(1)	$21.1	$22.1	$11.0	$4.4	$7.0
Earnings (loss) per common share:
Basic	$0.11	$0.09	$(1.07)	NM	NM
Diluted	$0.11	$0.09	$(1.07)	NM	NM
Shares used in computing earnings (loss) per common
Basic	30.1	30.0	25.1	NM	NM
Diluted	30.1	30.0	25.1	NM	NM
Institutional Pharmacy
Volume Information
Prescriptions dispensed	10.2	10.1	7.8	3.5	3.4
Revenue per prescription dispensed	$47.08	$47.33	$46.67	$45.63	$47.41
Gross profit per prescription dispensed	$6.83	$7.13	$6.88	$5.06	$5.65
Customer licensed beds under contract
Beginning of period	337,043	342,177	102,471	103,326	102,571
Additions - Organic	5,157	6,029	9,059	3,322	4,137
Additions - Acquisitions	—	—	237,538	—	—
Losses	(7,974)	(10,383)	(8,567)	(4,186)	(2,867)
Other	—	(780)	1,676	9	(515)

End of period	334,226	337,043	342,177	102,471	103,326

(1)	See “Use of Non GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss.)

Use of Non-GAAP Measures

The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying condensed consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies.

Adjusted EBITDA

	2008 Quarters	2007 Quarters
	First	Fourth	Third	Second	First
Net income (loss)	$3.3	$2.8	$(27.0)	$(0.4)	$0.5
Add:
Interest expense, net	3.7	4.1	3.1	—	—
Integration, merger related costs and other charges	4.1	5.2	46.8	2.4	3.3
Provision (benefit) for income taxes	2.5	1.2	(14.7)	(0.3)	0.4
Effect of change in estimate on cost of goods sold	—	—	(3.1)	—	—
Depreciation and amortization expense	7.5	8.8	5.9	2.7	2.8

Adjusted EBITDA	$21.1	$22.1	$11.0	$4.4	$7.0

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

The Corporation expects to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that might result from the Pharmacy Transaction. From July 31, 2007 through the completion of our consolidation process, the Corporation expects to achieve in excess of $30.0 million of annual savings as a result of the Pharmacy Transaction, but actual results may be materially different than our expected savings. Notwithstanding these anticipated savings, we will experience some increased costs associated with the transition to, and status as, a stand-alone, publicly traded company.

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (in millions):

	Quarter Ended March 31,
	2008	2007
Net cash provided by operating activities	$11.2	$8.9
Net cash used by investing activities	(8.1)	(2.2)
Net cash used in financing activities	(9.9)	(7.8)

Net decrease in cash and cash equivalents	(6.8)	(1.1)
Cash and cash equivalents at beginning of period	32.0	3.7

Cash and cash equivalents at end of period	$25.2	$2.6

Operating Activities. Net cash provided by operating activities of $11.2 million for the quarter ended March 31, 2008 reflects net income of $3.3 million, with non-cash adjustments of $16.5 million, of which $7.5 million related to depreciation and amortization expense and $5.2 million related to the provision for bad debts in the period. The remaining non-cash adjustments of $3.8 million are primarily related to the amortization of stock based compensation, deferred financing fees and the change in deferred income taxes. Also contributing to cash provided by operating activities was an increase in cash flows from prepaids and other assets of $4.9 million, which is primarily the result of collecting on rebates earned by the Corporation in previous periods. These increases were offset by a $9.6 million change in accounts receivable resulting primarily from increases in receivables associated with increased revenues and the timing of cash collections in the period. Also contributing to the decrease in cash provided by operating activities was an increase in inventory levels and reduction in accruals of $4.8 million, which is primarily related to the building of inventories necessary to effect the consolidation and payments under the Corporation’s incentive programs.

Investing Activities. The net cash used in investing activities of $8.1 million for the quarter ended March 31, 2008 reflects the purchase of equipment and leasehold improvements of $8.2 million partially offset by cash proceeds on the sale of leasehold improvements in the period of $0.1 million. The increase in cash used in investing activities is primarily due to purchases of systems equipment to support the technology infrastructure of the Corporation as pharmacy locations consolidate.

Financing Activities. The net cash used in financing activities was $9.9 million for the quarter ended March 31, 2008 representing $10.0 million of early payments on long term debt partially offset by cash contributions received from minority shareholders.

Total cash and cash equivalents as of March 31, 2008 were $25.2 million. Total cash and cash equivalents as of March 31, 2007 were $2.6 million. The increase of $22.6 million in cash and cash equivalents for 2008 reflects cash flows generated from operations.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of March 31, 2008, borrowings under the Credit Agreement bore interest at a blended rate of 4.96%, including the applicable margin of 1.0%, per annum based upon the one month and three month adjusted LIBO rate (without giving effect to the interest rate swap transaction discussed below).

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

The Corporation had a total of $240.0 million outstanding of Term Loan A debt as of March 31, 2008 under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of March 31, 2008. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of March 31, 2008 was $1.1 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.9 million as of March 31, 2008.

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

The financial covenant ratio and requirements are as follows:

	Requirement	Level at March 31, 2008	Level at December 31, 2007	Level at September 30, 2007
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	2.76	2.57	2.35
Maximum Total Leverage Coverage Ratio	< = 4.75 to 1.00	2.62	2.99	3.10
Capital Expenditure	< = 3.00%	**	1.40%	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount at an annual fixed rate of 5.123% plus applicable margin (1.0%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate plus applicable margin (1.0%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of March 31, 2008.

The fair value of the interest rate swap agreement is the amount at which it could be settled. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheet at its fair value.

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. For the three months ended March 31, 2008 the Corporation purchased a total of $328.0 million under the terms of the Prime Vendor Agreement. As of March 31, 2008 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $27.7 million, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $4.4 million under the terms of the IT Services Agreement for the quarter ended March 31, 2008. As of March 31, 2008, the Corporation had approximately $1.4 million in accounts payable related to the IT Services Agreement.

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

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to the Kindred TSA, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default. The Corporation incurred approximately $0.3 million under the terms of the Kindred TSA for the three months ended March 31, 2008, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2008, the Corporation had approximately $0.1 million in accounts payable related to the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to the AmerisourceBergen TSA, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.1 million under the terms of the AmerisourceBergen TSA for the three months ended March 31, 2008, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Following Represents the First Quarter 2008 Results compared to the Fourth Quarter 2007

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except per prescription and customer licensed bed amounts and hospital management contracts serviced):

	Quarter Ended
	March 31, 2008		Increase (Decrease)		December 31, 2007
	Amount	Revenues			Amount	Revenues
Net Revenues
Institutional Pharmacy	$480.2	97.0%	$2.2	0.5%	$478.0	97.1%
Hospital Management	14.9	3.0	0.7	4.9	14.2	2.9

Total Net Revenues	495.1	100.0	2.9	0.6	492.2	100.0

Cost of goods sold
Institutional Pharmacy	410.5	82.9	4.5	1.1	406.0	82.5
Hospital Management	12.1	2.5	1.0	9.0	11.1	2.2

Total Cost of goods sold	422.6	85.4	5.5	1.3	417.1	84.7

Gross Profit
Institutional Pharmacy	69.7	14.1	(2.3)	(3.2)	72.0	14.7
Hospital Management	2.8	0.5	(0.3)	(9.7)	3.1	0.6

Total Gross profit	$72.5	14.6%	$(2.6)	(3.5)%	$75.1	15.3%

Institutional Pharmacy
Volume Information
Prescriptions dispensed	10.2		0.1	1.0%	10.1
Revenue per prescription dispensed	$47.08		$(0.25)	(0.5)	$47.33
Gross Profit per prescription dispensed	$6.83		$(0.30)	(4.2)	$7.13
Customer licensed beds under contract
Beginning of period	337,043		(5,134)	(1.5)%	342,177
Additions - Organic	5,157		(872)	(14.5)	6,029
Losses	(7,974)		2,409	(23.2)	(10,383)
Other	—		780	(100.0)	(780)

End of period	334,226		(2,817)	(0.8)%	337,043

Hospital Management
Volume Information
Hospital management contracts serviced	88		2.0	2.3%	86

Revenues

The increase in institutional pharmacy revenues of $2.2 million for the quarter ended March 31, 2008, compared to the quarter ended December 31, 2007 was primarily the result of increased volume of $4.7 million, offset by a decline of $2.5 million in revenue per prescription dispensed in the period. Despite the sequential decrease in licensed beds of 2,817 during the period, the Company experienced increases in patients and prescriptions per patient, primarily as a result of increases in census of customer base.

The $0.7 million increase in hospital management revenues for the quarter ended March 31, 2008, compared to the quarter ended December 31, 2007 resulted from an increase in the number of hospitals serviced as well as certain contractually provided management fee increases.

Cost of Goods Sold

The increase in institutional pharmacy cost of goods sold of $4.5 million for the quarter ended March 31, 2008, compared to the quarter ended December 31, 2007 was primarily the result of increased costs associated with employee benefits and employer payroll taxes.

The $1.0 million increase in hospital management cost of goods sold for the quarter ended March 31, 2008, compared to the quarter ended December 31, 2007 resulted from an increase in the number of hospital management contracts serviced in the period. Cost of goods sold for the hospital management segment is primarily related to labor costs and increased as a result of the provision of management services to additional hospitals in 2008, combined with the impact of wage inflation and the first quarter impact of increases in social security and unemployment taxes.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	March 31, 2008				December 31, 2007
	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue
Gross Profit and Operating Expenses:
Institutional Pharmacy	$69.7	14.1%	$(2.3)	(3.2)%	$72.0	14.7%
Hospital Management	2.8	0.5	(0.3)	(9.7)	3.1	0.6

Total Gross Profit	72.5	14.6	(2.6)	(3.5)	75.1	15.3
Selling, general and administrative expenses	57.3	11.7	(2.9)	(4.8)	60.2	12.2
Amortization expense	1.6	0.3	—	—	1.6	0.3
Integration, merger related costs and other charges	4.1	0.8	(1.1)	(21.2)	5.2	1.1
Interest expense, net	3.7	0.7	(0.4)	(9.8)	4.1	0.9

Income before provision for income taxes	5.8	1.1	1.8	45.0	4.0	0.8
Provision for income taxes	2.5	0.5	1.3	108.3	1.2	0.2

Net income	$3.3	0.6%	$0.5	17.9%	$2.8	0.6%

Institutional pharmacy gross profit for the quarter ended March 31, 2008 was $69.7 million or $6.83 per prescription dispensed. Institutional pharmacy gross profit margin for the quarter ended March 31, 2008 was 14.1% of institutional pharmacy revenue. This compares to institutional pharmacy gross profit of $72.0 million or $7.13 per prescription dispensed for the quarter ended December 31, 2007. As a percent of institutional pharmacy revenue, gross profit margin was 14.7% for the quarter ended December 31, 2007. The decrease in gross profit margin was the result of the reset, effective January 1, 2008, of employer taxes and other benefits and inefficiencies and duplicative costs due to the number of consolidations, including labor and facilities costs. These decreases were offset by declines in drug costs as we continue to see the shifting of brand to generics.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (in millions):

	Quarter Ended
	March 31, 2008				December 31, 2007
	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$30.0	6.1%	$(0.4)	(1.3)%	$30.4	6.2%
Provision for doubtful accounts	5.2	1.1	(0.3)	(5.5)	5.5	1.1
Supplies	1.7	0.3	0.3	21.4	1.4	0.3
Travel expenses	1.4	0.3	(0.1)	(6.7)	1.5	0.3
Professional fees	2.7	0.5	—	—	2.7	0.5
Stock-based compensation	1.0	0.2	0.1	11.1	0.9	0.2
Depreciation	2.8	0.6	(1.3)	(31.7)	4.1	0.8
Rent	2.7	0.5	(0.5)	(15.6)	3.2	0.7
Other costs	9.8	2.1	(0.7)	(6.7)	10.5	2.1

Total selling general and administrative expenses	$57.3	11.7%	$(2.9)	(4.8)%	$60.2	12.2%

The decrease of $2.9 million in selling, general and administrative expenses for the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007, was primarily related to a reduction in depreciation expense for the quarter ended March 31, 2008 of $1.3 million. Depreciation expense was higher in the quarter ended December 31, 2007 due to computer hardware and software assets as well as leasehold improvements which became fully depreciated in the fourth quarter of 2007 and accelerated depreciation as a result of the institutional pharmacy consolidations. Other factors contributing to the decrease in selling, general and administrative expenses were a reduction in rental expense of $0.5 million and decreases in wages, benefits and contract labor of $0.4 million in the period which resulted from the institutional pharmacy consolidations and administrative workforce reductions. This reduction in work force was partially offset by increased employer taxes on salaries and wages for the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007. Employer taxes increased in the first quarter of each year as social security and unemployment taxes begin anew.

Integration, merger related costs and other charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions):

	Quarter Ended
	March 31, 2008	December 31, 2007
Integration costs and other charges
Professional and advisory fees	$0.2	$1.1
General and administrative	1.1	0.6
Employee costs	1.6	0.5
Severance costs	0.3	0.6
Facility costs	0.9	2.6

	4.1	5.4

Merger related costs
Severance Costs	—	(0.2)

	—	(0.2)

Total integration, merger related costs and other charges	$4.1	$5.2

For the quarters ended March 31, 2008 and December 31, 2007 the Corporation expensed approximately $4.1 and $5.2 million of integration, merger related costs and other charges, respectively. The impact on earnings per share was a decrease of $0.08 and $0.12 for the quarters ended March 31, 2008 and December 31, 2007, respectively.

The Corporation incurred integration, merger related costs and other charges for the three months ended March 31, 2008 and the three months ended December 31, 2007 related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC and costs to integrate information systems and duplicate costs associated with merging the overall corporate functions of KPS and PharMerica LTC.

During the quarters ended March 31, 2008 and December 31, 2007, there were six and four pharmacy locations impacted by consolidation, respectively.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2008		December 31, 2007
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.9	0.2%	$1.3	0.3%
Equipment and software	4.9	1.0	5.8	1.2
Leased equipment	0.1	NM	0.1	NM

Total depreciation expense	$5.9	1.2%	$7.2	1.5%

Depreciation expense recorded in cost of goods sold	$3.1	0.6	$3.1	0.6
Depreciation expense recorded in selling, general & administrative expenses	2.8	0.6	4.1	0.9

Total depreciation expense	$5.9	1.2%	$7.2	1.5%

Total capital expenditures	$8.2	1.7%	$2.2	0.4%

The decrease of $1.3 million in depreciation expense for the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007 amount of $7.2 million was primarily due to certain assets becoming fully depreciated in the fourth quarter of 2007 and accelerated depreciation for assets that are no longer being used as a result of systems conversions.

Amortization expenses represents the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2008		December 31, 2007
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.2	NM	0.1	NM
Customer relationships	1.1	0.2	1.1	0.2

Total amortization expense	$1.6	0.3%	$1.6	0.3%

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2008	December 31, 2007
	Amount	Amount
Interest Expense:
Term A - $240 million	$3.9	$4.2
Revolver (including commitment fees and letters of credit fees)	—	0.1

Subtotal	3.9	4.3
Other:
Interest expense (income)	(0.3)	(0.3)
Amortization of deferred financing fees	0.1	0.1

Total Interest Expense	$3.7	$4.1

Interest Rate (Excluding Applicable Margin):
Term A - $240 million Revolver	4.96%	6.32
LIBOR - 1 month, at beginning of period	4.57%	5.12
LIBOR - 1 month, at end of period	2.70%	4.60
LIBOR - 3 months, at beginning of period	4.68%	5.23
LIBOR - 3 months, at end of period	2.69%	4.70

Interest expense for the quarters ended March 31, 2008 and December 31, 2007 was $3.7 and $4.1 million, respectively, as a result of the borrowings under the Credit Agreement partially offset by interest income on short-term investments. The Corporation paid down $15.0 million in borrowings in the fourth quarter of 2007 and paid down an additional $10 million in the first quarter of 2008. The current applicable margin over the LIBO rate is 1.0%.

Tax Provision

The tax provision for the quarters ended March 31, 2008 and December 31, 2007 was as follows (in million):

	Quarter Ended
	March 31, 2008	December 31, 2007
Tax provision	$2.5	$1.2

Total provision as a percentage of income	43.5%	30.0%

The effective tax rate for the quarters ended March 31, 2008 and December 31, 2007 was 35.0% for the federal rate, 4.9% and 3.6% for the state rate, respectively, and 3.6% and (8.6)% for permanent differences, respectively. The effective tax rate as a percentage of pre-tax income for the quarter ended December 31, 2007 was lower than the effective tax rate for the quarter ended March 31, 2008 due to the marginal state rate being lower for the quarter ending December 31, 2007 as a result of valuation allowances recorded due to the Pharmacy Transaction, and changes in the marginal state rate as a result of consolidation efforts in the quarter ended December 31, 2007.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended March 31, 2008 and December 31, 2007 (in millions):

	Quarter Ended
	March 31, 2008	December 31, 2007
Cash flows provided by operating activities:
Net income	$3.3	$2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.9	7.2
Amortization	1.6	1.6
Provision for bad debt	5.2	5.5
Integration, merger related costs and other charges	0.5	0.4
Stock-based compensation	1.0	0.9
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	2.5	9.3
Loss (gain) on disposition of equipment	—	(0.8)
Other	(0.3)	(0.5)
Change in operating assets and liabilities:
Accounts receivable	(9.6)	(1.8)
Inventories and other assets	(2.4)	1.5
Prepaids and other assets	4.9	4.9
Accounts payable	1.2	(4.2)
Salaries, wages and other compensation	(2.4)	1.8
Other accrued liabilities	(0.3)	(5.5)

Net cash provided by operating activities	11.2	23.2

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(8.2)	(2.2)
Acquisition of pharmacy businesses, net of cash acquired	—	(0.8)
Cash proceeds from sale of assets	0.1	—

Net cash used in investing activities	(8.1)	(3.0)

Cash flows used in financing activities:
Net contributions to Former Parent	—	(3.3)
Repayments of long-term debt	(10.0)	(15.0)
Cash contributions received from minority shareholders	0.1	0.4

Net cash used in financing activities	(9.9)	(17.9)

Change in cash and cash equivalents	(6.8)	2.3
Cash and cash equivalents at beginning of period	32.0	29.7

Cash and cash equivalents at end of period	$25.2	$32.0

Supplemental information:
Cash paid for interest	$4.0	$4.5

Cash paid for taxes	$0.3	$0.7

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$(1.4)	$4.7

Fair value of liabilities assumed or incurred	$(1.4)	$4.7

The following is a discussion of the Corporation’s Statement of Cash Flows for the quarters ended March 31, 2008 compared to the quarter ended December 31, 2007:

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (in millions):

	Quarter Ended
	March 31, 2008	December 31, 2007
Net cash provided by operating activities	$11.2	$23.2
Net cash used by investing activities	(8.1)	(3.0)
Net cash used in financing activities	(9.9)	(17.9)

Net decrease in cash and cash equivalents	(6.8)	2.3
Cash and cash equivalents at beginning of period	32.0	29.7

Cash and cash equivalents at end of period	$25.2	$32.0

Operating Activities. Net cash provided by operating activities decreased $12.0 million in the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007. The decrease in cash provided by operating activities is primarily due to the payment of approximately $4.7 million in employee bonuses, vacation pay and deferred compensation related to amounts earned and accrued as of December 31, 2007, a $1.0 million lease payment and a 1.6 percent decrease in cash collections in the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007. The experience of lower cash collections in the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007 is attributable to certain one time payments in the fourth quarter of 2007 as well as the timing of first quarter receipts.

Investing Activities. Net cash used in investing activities increased $5.1 million for the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007. The increase in cash used in investing activities is primarily due to purchases of systems equipment to support the technology infrastructure of the Company as pharmacy locations consolidated.

Financing Activities. Net cash used in financing activities decreased $8.0 million for the quarter ended March 31, 2008 compared to the quarter ended December 31, 2007. The decrease in cash used in financing activities is primarily due to management’s decision to pay down $10.0 million of long-term debt for the quarter ended March 31, 2008 compared to $15.0 million in the quarter ended December 31, 2007.

Total cash and cash equivalents as of March 31, 2008 were $25.2 million. Total cash and cash equivalents as of December 31, 2007 were $32.0 million. The decrease in cash and cash equivalents reflects the decision by management to utilize cash flows generated from operations to purchase equipment and make an additional payment on long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company’s business.

The Corporation may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the registrant, as amended (1)

3.2	Amended and Restated By-Laws of the registrant (1)

4.1	Specimen common stock certificate of the registrant (2)

10.42	Summary of 2008 Long Term Incentive Program

10.43	Summary of 2008 Short Term Incentive Program

10.44	Form of Non-Qualified Stock Option Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
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

PHARMERICA CORPORATION

Date: May 8, 2008	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 8, 2008	/s/ Michael J. Culotta
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: May 8, 2008	/s/ Berard E. Tomassetti
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.42	Summary of 2008 Long Term Incentive Program

10.43	Summary of 2008 Short Term Incentive Program

10.44	Form of Non-Qualified Stock Option Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002