Form 10-Q
period 2008-06-30
PharMerica CORP
filed 2008-08-07
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2008
Common stock, $0.01 par value	30,427,149 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$486.3	$173.4	$981.4	$348.1
Cost of goods sold	415.5	153.0	838.1	305.8

Gross profit	70.8	20.4	143.3	42.3
Selling, general and administrative expenses	54.0	17.7	111.3	34.4
Amortization expense	1.6	1.0	3.2	2.0
Integration, merger related costs and other charges (See Note 8)	6.6	2.4	10.7	5.7

Operating income (loss)	8.6	(0.7)	18.1	0.2
Interest expense, net	3.5	—	7.2	—

Income (loss) before income taxes	5.1	(0.7)	10.9	0.2
Provision (benefit) for income taxes	2.2	(0.3)	4.7	0.1

Net income (loss)	$2.9	$(0.4)	$6.2	$0.1

Earnings per common share:
Basic	$0.10	NM	$0.21	NM
Diluted	$0.10	NM	$0.21	NM

Shares used in computing earnings per common share:
Basic	30,074,443	NM	30,069,686	NM
Diluted	30,176,592	NM	30,125,668	NM

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(Unaudited)

(In millions, except share and per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$34.9	$32.0
Accounts receivable, net	216.8	213.0
Inventories	76.2	77.9
Deferred tax assets	28.3	27.1
Prepaids and other assets	14.0	19.5

	370.2	369.5

Equipment and leasehold improvements	96.1	87.4
Accumulated depreciation	(38.3)	(30.0)

	57.8	57.4

Deferred tax assets	55.1	58.8
Goodwill	109.9	111.3
Intangible assets, net	74.3	77.5
Other	5.9	5.6

	$673.2	$680.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45.9	$51.5
Salaries, wages and other compensation	38.0	40.5
Other accrued liabilities	9.2	8.9

	93.1	100.9

Long-term debt	240.0	250.0
Other long term liabilities	18.7	15.6
Commitments and contingencies (See Note 6)
Minority interest	4.0	4.4
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,424,471 shares issued and outstanding, June 30, 2008 and 30,360,612 shares issued and outstanding, December 31, 2007	0.3	0.3
Capital in excess of par value	335.2	332.9
Accumulated other comprehensive loss	(2.9)	(2.6)
Retained deficit	(15.2)	(21.4)

	317.4	309.2

	$673.2	$680.1

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$2.9	$(0.4)	$6.2	$0.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5.6	1.7	11.5	3.5
Amortization	1.6	1.0	3.2	2.0
Provision for bad debt	5.5	3.3	10.7	4.4
Integration, merger related costs and other charges	0.4	—	0.9	—
Stock-based compensation	1.1	0.1	2.1	0.2
Amortization of deferred financing fees	0.1	—	0.2	—
Deferred income taxes	1.6	(3.3)	4.1	(3.1)
Loss (gain) on disposition of equipment	0.6	(0.1)	0.6	(0.2)
Other	0.3	(0.2)	—	(0.5)
Change in operating assets and liabilities:
Accounts receivable	(5.0)	(18.5)	(14.6)	(20.8)
Inventories and other assets	4.0	(0.5)	1.6	0.3
Prepaids and other assets	(0.5)	—	4.4	—
Accounts payable	(7.4)	2.2	(6.2)	5.6
Salaries, wages and other compensation	(0.1)	—	(2.5)	—
Other accrued liabilities	2.3	(1.2)	2.0	1.5

Net cash provided by (used in ) operating activities	13.0	(15.9)	24.2	(7.0)

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(3.6)	(1.6)	(11.8)	(3.3)
Acquisitions, net of cash acquired	—	—	—	(0.4)
Cash proceeds from sale of assets	0.1	—	0.2	—
Other	—	(0.1)	—	(0.2)

Net cash used in investing activities	(3.5)	(1.7)	(11.6)	(3.9)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	—	(10.0)	—
Net contributions to Former Parent	—	17.9	—	9.3
Cash contributions received from minority shareholders	—	0.4	0.1	1.2
Issuance of common stock	0.2	—	0.2	—

Net cash provided by (used in) financing activities	0.2	18.3	(9.7)	10.5

Change in cash and cash equivalents	9.7	0.7	2.9	(0.4)
Cash and cash equivalents at beginning of period	25.2	2.6	32.0	3.7

Cash and cash equivalents at end of period	$34.9	$3.3	$34.9	$3.3

Supplemental information:
Transfers of property and equipment from Former Parent	$—	$2.1	$—	$5.5

Cash paid for interest	$3.5	$—	$7.5	$—

Cash paid for taxes	$0.6	$—	$0.9	$—

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$—	$—	$(1.4)	$—

Fair value of liabilities assumed or incurred	$—	$—	$(1.4)	$—

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period Ended June 30, 2008

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount
Balance at December 31, 2007	30,360,612	$0.3	$332.9	$(2.6)	$(21.4)	$309.2

Comprehensive income:
Net income	—	—	—	—	6.2	6.2
Change in fair value of interest rate swap, net	—	—	—	(0.3)	—	(0.3)

Total comprehensive income	—	—	—	(0.3)	6.2	5.9

Grant and forfeiture of non-vested restricted stock	47,960	—	0.1	—	—	0.1
Exercise of stock options	15,899	—	0.1	—	—	0.1
Stock-based compensation— restricted stock	—	—	1.2	—	—	1.2
Stock-based compensation— stock options	—	—	0.9	—	—	0.9

Balance at June 30, 2008	30,424,471	$0.3	$335.2	$(2.9)	$(15.2)	$317.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 104 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

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

On August 1, 2007, the Corporation’s common stock began trading on the New York Stock Exchange under the symbol “PMC.” Under the terms of the Pharmacy Transaction, on the Closing Date, each of KPS and PharMerica LTC borrowed $125.0 million as mutually agreed upon by Kindred and AmerisourceBergen and used such proceeds to fund a one-time, tax-free cash distribution in that amount to their respective parent companies. Following the cash distributions, Kindred spun off to its stockholders all of the outstanding stock of KPS and AmerisourceBergen spun off to its stockholders all of the outstanding stock of PharMerica LTC. Immediately thereafter, separate wholly owned subsidiaries of the Corporation were merged with and into KPS and PharMerica LTC with KPS and PharMerica LTC as the surviving entities of the mergers, and, as a result, KPS and PharMerica LTC became wholly owned subsidiaries of the Corporation. In the mergers, each Kindred stockholder received approximately 0.366 shares of the Corporation’s common stock in respect of each share of Kindred common stock held on the record date and each AmerisourceBergen stockholder received approximately 0.083 shares of the Corporation’s common stock in respect of each share of AmerisourceBergen common stock held on the record date. Immediately following such spin-offs and mergers, the stockholders of Kindred and AmerisourceBergen each owned 50% of the outstanding common stock of the Corporation. The shares of the Corporation’s common stock held by Kindred and AmerisourceBergen prior to the Pharmacy Transaction were cancelled, and neither retained any ownership of the outstanding shares of common stock of the Corporation.

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying condensed consolidated financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the accompanying condensed consolidated financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation for 2008. For accounting purposes, the results of operations of PharMerica LTC are excluded from the results of operations and cash flows for the three months and six months ended June 30, 2007.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Minority Interests in Consolidated Entities

The accompanying condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less- than-100%-owned entities that the Corporation controls. Accordingly, the Corporation recorded minority interests in the earnings or losses and equity of such entities. The Corporation records adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of certain subsidiaries that they own. For the three months and six months ended June 30, 2008 minority interest was income of $0.2 million and $0.5 million, respectively, and approximately $0.3 million and $0.8 million for the three months and six months ended June 30, 2007, respectively. These amounts are recorded in cost of goods sold in the accompanying condensed consolidated statement of operations. See Note 14.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of June 30, 2008, the Corporation did not hold any additional funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial assets and liabilities disclosed at fair value at June 30, 2008 are set forth in the table below (in millions):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Derivative financial instrument	$(5.1)	$—	$(5.1)	$—	C
Deferred compensation plan	$(1.7)	$—	$(1.7)	$—	A

The Corporation’s Level 2 liabilities represent a derivative financial instrument (interest rate swap) and an unfunded obligation associated with a deferred compensation plan offered to eligible employees of the Corporation. The interest rate swap’s fair value is derived using a pricing model predicated upon observable market inputs. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value because of the nature or short-term maturity of these instruments.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (in millions):

	June 30, 2008	December 31, 2007
Institutional healthcare providers	$140.7	$134.7
Medicare Part D	60.0	60.5
Private payor and other	37.2	35.0
Insured	11.2	11.9
Medicaid	10.2	11.5
Medicare	2.7	2.8
Allowance for doubtful accounts	(45.2)	(43.4)

	$216.8	$213.0

0 to 60 days	63.2%	64.8%
61 to 120 days	19.7%	17.4%
Over 120 days	17.1%	17.8%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (in millions):

	Beginning Balance	Acquisitions	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2007	$16.6	$25.7	$44.1	$(43.0)	$43.4
Six Months Ended June 30, 2008	$43.4	$—	$10.7	$(8.9)	$45.2

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

Deferred Financing Fees

The Corporation capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs and filing fees. The Corporation amortizes these deferred financing fees over the life of the respective debt instrument using the straight-line method.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists primarily of finished product (primarily prescription drugs), and is valued at the lower of first-in, first-out (FIFO) cost or market. Physical inventories are performed on a monthly basis at all pharmacy locations. Costs of goods sold is recorded based on actual results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-5
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred and included in selling, general and administrative expenses. Major rebuilds and improvements are capitalized. For the three months and six months ended June 30, 2008 maintenance and repairs were approximately $1.8 million and $3.8 million, respectively, and approximately $0.7 million and $1.3 million for the three months and six months ended June 30, 2007, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three months and six months ended June 30, 2008 or 2007.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

Costs incurred by the Corporation in the development or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than seven years and are subject to impairment evaluations in accordance with SFAS 144. Amounts capitalized in equipment and leasehold improvements for internal software costs was $4.6 million and $3.4 million as of June 30, 2008 and December 31, 2007, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Supplier Rebates

The Corporation receives rebates on purchases from its various vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months and six months ended June 30, 2008 rebates were $13.9 million and $26.6 million, respectively and $3.8 million and $7.8 million for the three months and six months ended June 30, 2007, respectively. The Corporation had approximately $3.0 million and $2.9 million of rebates capitalized in inventory as of June 30, 2008 and December 31, 2007, respectively.

Delivery Expenses

The Corporation incurred expenses totaling approximately $15.8 million and $31.4 million for the three months and six months ended June 30, 2008, respectively, and $6.6 million and $13.0 million for the three months and six months ended June 30, 2007, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The changes in the fair value of the interest rate swap for the six months ended June 30, 2008 resulted in a comprehensive loss of $0.5 million or $0.3 million net of income taxes. For the six months ended June 30, 2007, the Company did not have comprehensive income or loss due to the fact there were no swap contracts entered into by the Corporation. Accumulated other comprehensive loss at June 30, 2008 and December 31, 2007 was $2.9 million and $2.6 million, respectively. The interest rate swap is described more fully in Note 5.

Stock Based Compensation

The Corporation accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the Corporation recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

The following table summarizes stock compensation of the Corporation for the periods presented (in millions, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
Nonvested stock and stock option expense	$1.1		$0.1	$2.1		$0.2
Income tax benefit	$0.5	$	NM	$0.9		$0.1
Effect of stock based compensation expense per share	$0.02	$	NM	$0.04	$	NM

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

Concentration of Credit Risk

For the three months and six months ended June 30, 2008, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities. If the Corporation were to no longer attain revenues from this customer, it would have a material impact on the Corporation’s results of operations.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. Statement No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement No. 161 requires:

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

Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged, however, at the current time the Corporation does not plan to early adopt the standard. The adoption of SFAS No. 161 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that the adoption of SFAS No. 141(R) will have a material effect on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement No. 141(R). The Company believes that the adoption of SFAS No. 160 will not have a material effect on its results of operations, cash flows or financial position.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

Fair value of 15.0 million shares at $16.76 per share issued to PharMerica LTC	$251.4
Fair value of the liabilities assumed:
Current liabilities	32.9
Capital lease obligations	0.1
Deferred tax liabilities	12.3
Long-term liabilities	7.1
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125.0

Total fair value of liabilities assumed	177.4

Total fair value of liabilities assumed and shares issued	428.8
Legal, advisory and other acquisition costs incurred by KPS	7.9

Total purchase price	$436.7

The allocation of the purchase price was as follows:
Current assets	$243.6
Property and equipment	32.8
Identifiable intangible assets	44.5
Other assets	52.8
Goodwill	63.0

$436.7

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Combination”, the Corporation has recorded a liability of approximately $1.5 million as part of the purchase price subsequent to the consummation of the Pharmacy Transaction. The liability relates to facilities the Corporation will exit within one year of the date of the Pharmacy Transaction and associated severance costs expected to be incurred for employees associated with the respective pharmacies acquired. Integration, merger related costs and other charges are more fully described in Note 8.

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

The pro forma effect of the PharMerica LTC acquisition assuming the Pharmacy Transaction occurred on January 1, 2007 excluding integration, merger related costs and other charges would be as follows (in millions, except per share amounts):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$480.1	$967.2
Net income	$—	$1.3
Earnings per common share:
Basic	$—	$0.04
Diluted	$—	$0.04

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (in millions):

	June 30, 2008	December 31, 2007
Leasehold improvements	$9.2	$9.0
Equipment	81.9	76.5
Leased equipment	0.7	0.7
Construction in progress	4.3	1.2

	96.1	87.4
Accumulated depreciation	(38.3)	(30.0)

	$57.8	$57.4

The following represents a progression of the Corporation’s activity in equipment and leasehold improvements for the six months ended June 30, 2008 (in millions):

	Balance at December 31, 2007	Additions	Disposals	Balance at June 30, 2008
Equipment and leasehold improvements:
Leasehold improvements	$9.0	$0.5	$(0.3)	$9.2
Equipment	76.5	9.6	(4.2)	81.9
Leased equipment	0.7	—	—	0.7
Construction in progress	1.2	3.1	—	4.3

SubTotal	87.4	13.2	(4.5)	96.1
Accumulated depreciation	(30.0)	(11.5)	3.2	(38.3)

Total	$57.4	$1.7	$(1.3)	$57.8

Depreciation expense totaled approximately $5.6 million and $11.5 million for the three months and six months ended June 30, 2008, respectively, and $1.7 million and $3.5 million for the three months and six months ended June 30, 2007, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the period presented (in millions):

Balance at December 31, 2007	$111.3
Purchase adjustments to Goodwill recorded from acquisitions	(1.4)

Balance at June 30, 2008	$109.9

The purchase adjustments in the period related to the acquisitions of PharmaSTAT, LLC (acquired August 1, 2006) and the Pharmacy Transaction. Approximately $0.5 million of contingent payments were released from escrow to PharmaSTAT, LLC under the terms of the purchase agreement. The remaining change related to a reduction in liabilities assumed of $1.9 million related to the Pharmacy Transaction based on subsequent facts and circumstances.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

The following table presents the components of the Corporation’s intangible assets (in millions):

Finite Lived Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Tradenames
June 30, 2008	$27.9	$(1.3)	$26.6
December 31, 2007	27.9	(0.6)	27.3
Non-competition agreements
June 30, 2008	$2.4	$(1.2)	$1.2
December 31, 2007	2.4	(1.0)	1.4
Customer relationships
June 30, 2008	$57.4	$(10.9)	$46.5
December 31, 2007	57.4	(8.6)	48.8
Total amortized intangible assets:
June 30, 2008	$87.7	$(13.4)	$74.3
December 31, 2007	87.7	(10.2)	77.5

Amortization expense relating to finite lived intangible assets was approximately $1.6 million and $3.2 million for the three months and six months ended June 30, 2008, respectively, and $1.0 million and $2.0 million for the three months and six months ended June 30, 2007, respectively.

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the current year and the next five years and thereafter are as follows (in millions):

Year Ending December 31,
2008	$6.5
2009	6.4
2010	6.1
2011	5.9
2012	5.9
2013	5.8
Thereafter	40.9

$77.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes the term debt and revolving credit facility of the Corporation (in millions):

	June 30, 2008	December 31, 2007
2007 Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (3.8% as of June 30, 2008), matures July 31, 2012	$240.0	$250.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—	—

Long-term debt	$240.0	$250.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (in millions):

Year Ending December 31,
2008	$—
2009	—
2010	—
2011	—
2012	240.0

Total	$240.0

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.00% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation.

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

The Corporation had a total of $240.0 million in term loans outstanding as of June 30, 2008, and $250.0 million as of December 31, 2007, under the Credit Agreement. The Corporation had no borrowings under the revolving credit facility as of June 30, 2008 or December 31, 2007. The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2008 and December 31, 2007 were $1.5 million and $0.7 million, respectively. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.5 million as of June 30, 2008.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Requirement	Level at June 30, 2008	Level at December 31, 2007
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	3.00	2.57
Maximum Total Leverage Coverage Ratio	< = 4.75 to 1.00	2.38	2.99
Capital Expenditure	< = 3.00%	**	1.40%

** Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (0.625% — 1.75%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate, plus applicable margin (0.625% — 1.75%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap was $200.0 million as of June 30, 2008 and December 31, 2007.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheet at its fair value. The fair value of the Corporation’s interest rate swap at June 30, 2008 and December 31, 2007, and reflected as a liability of approximately $5.1 million and $4.2 million, respectively, is included in other long term liabilities in the Corporation’s accompanying condensed consolidated balance sheets.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at June 30, 2008 and December 31, 2007, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions. However, the Corporation does not anticipate non-performance by JPMorgan. The Corporation prohibits the use of derivative instruments for trading or speculative purposes.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. For the three months and six months ended June 30, 2008, the Corporation had approximately $0.1 million and $0.2 million in amortized deferred financing fees, which are included in interest expense. As of June 30, 2008, the Corporation had approximately $1.6 million in unamortized deferred financing fees. For the three months and six months ended June 30, 2007, the Corporation did not incur deferred financing fees, therefore, no amortization expense was recorded in the periods presented.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

At June 30, 2008, the Corporation was involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a material adverse effect on the condensed consolidated financial position, results of operations or liquidity of the Corporation.

Effective October 1, 2007, Centers for Medicare & Medicaid Services (“CMS”) promulgated new rules under the Deficit Reduction Act of 2005 (“DRA”) changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule to the extent that such action would affect Medicaid reimbursement rates for pharmacies under the Medicaid program. The Medicare Improvements for Patients and Providers Act of 2008 delays the use of AMP in setting the payment limit for generic drugs under Medicaid until October 1, 2009. This legislation also delays the public disclosure of AMP data until October 1, 2009. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc. (“First Data Bank”), which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period.

In May 2008, First DataBank, Inc. filed amendments with the courts to the proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will be required to (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court-supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The adjustments to Blue Book AWP will become effective on or about ninety days after final court approval of the amended settlement agreement. The approval process will, again, require a preliminary approval by the court, notification to the class, and final approval by the court. The adjustments will be effective on or about 90 days from the final approval of the court of the amended settlement agreement. As of June 30, 2008, no dates have been set by the court.

Currently, we are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. In addition, the Kindred TSA may be extended for a period not to exceed 90 days, upon mutual agreement by the parties. The Corporation and Kindred have extended the Kindred TSA for a period of 90 days pursuant to the agreement. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by AmerisourceBergen upon a payment default. The AmerisourceBergen TSA expired on July 31, 2008 subsequent to which services are no longer being provided.

Employment Agreements

The Corporation has entered into employment agreements with certain of its executive officers. During the employment period, each of the executive officers will be eligible to (i) participate in any short-term and long- term incentive programs established or maintained by the Corporation, (ii) participate in all incentive, savings and retirement plans and programs of the Corporation, (iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Corporation and (iv) receive four weeks of paid vacation per calendar year.

The type of compensation due to each of the executive officers in the event of the termination of their employment period varies depending on the nature of the termination.

Leases

The Corporation leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, Accounting for Leases , as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation incurred approximately $6.0 million and $12.0 million of lease expense for the three months and six months ended June 30, 2008, respectively, and $2.0 million and $3.6 million for the three months and six months ended June 30, 2007, respectively. The Corporation incurred approximately $4.2 million and $8.6 million of lease expense associated with the Corporation’s pharmacy locations and administrative offices for the three months and six months ended June 30, 2008, respectively, and $1.6 million and $3.1 million for the three months and six months ended June 30, 2007, respectively, of the total lease expense recorded for the periods presented. The Corporation incurred approximately $1.8 million and $3.4 million of lease expense associated with the rental of various office equipment for the three months and six months ended June 30, 2008, respectively, and $0.4 million and $0.5 million for the three months and six months ended June 30, 2007, respectively, of the total lease expense recorded for the periods presented.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the current year and next five years and thereafter indicated (in millions):

Year Ending December 31,	Operating Leases
2008	$16.5
2009	12.7
2010	8.7
2011	5.3
2012	3.3
2013	3.0
Thereafter	6.0

Total	$55.5

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D (“the Part D”), state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating systems are automatically updated with the amount actually reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipt.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

A summary of revenues by payor type follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$217.2	44.7%	$71.5	41.2%	$446.1	45.5%	$148.2	42.6%
Institutional healthcare providers	146.4	30.1	58.9	34.0	292.7	29.8	118.2	34.0
Medicaid	44.9	9.2	13.7	7.9	92.4	9.4	27.3	7.8
Private and other	34.0	7.0	8.9	5.2	64.9	6.6	17.2	4.9
Hospital management fees	15.0	3.1	13.7	7.9	29.9	3.1	27.2	7.8
Insured	26.2	5.4	4.4	2.5	50.1	5.1	5.6	1.6
Medicare	2.6	0.5	2.3	1.3	5.3	0.5	4.4	1.3

Total	$486.3	100.0%	$173.4	100.0%	$981.4	100.0%	$348.1	100.0%

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

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility, subsequent to which the PDPs are responsible for reimbursement. At June 30, 2008 and December 31, 2007, the Corporation had dual eligible co-pay receivables from the PDPs of $5.1 million and $6.0 million, respectively, of which approximately 80% and 86% were fully reserved at June 30, 2008 and December 31, 2007, respectively.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Integration costs and other charges:
Professional and advisory fees	$0.9	$—	$1.1	$—
General and administrative	1.0	—	2.1	—
Employee costs	2.4	0.1	4.0	0.1
Severance costs	1.4	—	1.7	—
Facility costs	0.9	—	1.8	—

	6.6	0.1	10.7	0.1

Merger related costs:
Professional and advisory fees	—	1.2	—	2.4
General and administrative	—	0.4	—	0.5
Employee costs	—	0.7	—	2.7

	—	2.3	—	5.6

Total integration, merger related costs and other charges	$6.6	$2.4	$10.7	$5.7

The Corporation incurred integration, merger related costs and other charges for the three months and six months ended June 30, 2008 of $6.6 million and $10.7 million, respectively, and $2.4 million and $5.7 million for the three months and six months ended June 30, 2007, respectively, related to the consolidation of pharmacies within a similar location, costs associated with the spin-offs of KPS and PharMerica LTC from Kindred and AmerisourceBergen, respectively, and costs to integrate information systems and duplicative costs associated with merging the overall corporate function of KPS and PharMerica LTC. The negative impact on dilutive earnings per share was $0.12 and $0.20 for the three months and six months ended June 30, 2008.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of June 30, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

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

2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) (as amended May 30, 2008) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, subsequent to March 10, 2008 the Compensation Committee granted stock based compensation awards with respect to 66,218 shares of common stock under the Omnibus Plan with a grant price of $16.16 to $19.45 per share, 51,650 shares of nonvested stock to a newly appointed board of director and new employees of the Corporation and performance share units with a performance target of 715 shares. The terms and conditions of these awards have similar terms to other awards granted by the Compensation Committee.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporation recorded $1.1 million and $2.1 million in stock-based compensation expense for the three months and six months ended June 30, 2008, respectively. Stock-based compensation expense consists of $0.5 million and $1.2 million in compensation expense for nonvested stock for the three months and six months ended June 30, 2008, respectively. Stock-based compensation expense consists of $0.6 million and $0.9 million in compensation expense for stock options for the three months and six months ended June 30, 2008. As of June 30, 2008, there was $11.1 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over a weighted average period of 2.1 – 2.7 years depending on the type of award granted.

Total estimated compensation expense for the Corporation’s stock options and restricted stock awards for the current year and next five years and thereafter are as follows (in millions):

Year Ending December 31,
2008	$4.6
2009	3.9
2010	3.6
2011	1.0
2012	0.1
2013	—
Thereafter	—

Total	$13.2

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	2008	2007
Expected volatility	33.3 - 41.7%	33.3 - 45.0%
Risk free interest rate (range)	1.53 - 2.45%	4.55 - 4.98%
Expected dividends	—	—
Average expected term (years)	2.0 - 5.0	0.3 - 5.0
Fair value per share of stock options granted	$4.29	$5.82

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies in the same or similar industries as the Corporation. SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payments, acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Upon adoption of SFAS No. 123(R), the Corporation estimates the volatility of its common stock at the date of grant based on historical volatility of its peer-group, consistent with SFAS No. 123(R) and SAB 107.

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

Stock Option Activity

During the first six months of 2008, the Compensation Committee granted 316,055 stock options under the Omnibus Plan. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted in the first half of 2008, was $4.29 per share. The fair value of stock options exercised for the six months ended June 30, 2008 was $0.1 million. The total fair value of shares vested was $1.2 million for the six months ended June 30, 2008.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following table summarizes option activity for the periods presented (as stated):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parent’s Omnibus Plan	(127,787)	21.56
Effect of Pharmacy Transaction on options	479,302	12.73
Granted	1,072,695	16.31
Exercised	—	—
Canceled	(281,614)	15.09

Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	314,087	15.40
Exercised	(15,899)	11.46
Canceled	(29,826)	14.01

Outstanding at June 30, 2008	1,538,745	$15.32	6.4 years	$11.2

Exercisable at June 30, 2008	231,636	$13.89	6.2 years	$2.0

Total shares available for grant	2,152,540

Nonvested Shares

During the first six months of 2008, the Compensation Committee granted 51,650 shares of nonvested stock and 68,043 performance share units under the Omnibus Plan. The total fair value of shares vested for the six months ended June 30, 2008 was $0.9 million.

The following table summarizes nonvested shares activity for the periods presented (as stated):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parent’s Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on nonvested shares and units	55,340	6.66
Granted	365,888	16.31
Forfeited	(51,666)	12.71
Vested	(8,658)	14.18

Outstanding shares at December 31, 2007	360,904	$15.13

Granted	119,693	15.69
Forfeited	(6,388)	11.57
Vested	(57,455)	16.16

Outstanding at June 30, 2008	416,754	$15.43

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Other Plans

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan documents. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan was $1.5 million and $3.1 million for the three months and six months ended June 30, 2008, respectively, and $0.2 million and $0.4 million for the three months and six months ended June 30, 2007, respectively.

NOTE 10—INCOME TAXES

The following table summarizes our provision for income taxes for the three months and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tax provision (benefit)	$2.2	$(0.3)	$4.7	$0.1

Total provision (benefit) as a percentage of pre-tax income (loss)	43.3%	(39.2)%	43.4%	40.7%

The increase in our provision for income taxes as a percentage of taxable income for the three months and six months ended June 30, 2008 compared to the comparable 2007 periods was primarily the result of the Pharmacy Transaction and increases in non-deductible expenses associated with the Corporation’s operations as a stand-alone company. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various non-deductible expenses.

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $83.4 million at June 30, 2008 and $85.9 million at December 31, 2007, net of valuation allowances. The Corporation’s deferred tax assets and liabilities are subject to future changes based upon the actual short period tax return of AmerisourceBergen that will be filed for the period ending July 31, 2007.

The Corporation derives a current federal and state income tax benefit from the impact of deductions derived from the amortization of tax-deductible goodwill acquired in the 2007 Pharmacy Transaction. At the transaction date, the tax basis of this goodwill was $126.3 million, amortizable over a remaining life for tax purposes of approximately six years. The tax basis of this goodwill was approximately $97.0 million and $112.9 million at June 30, 2008 and December 31, 2007, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets. As of June 30, 2008, the Corporation has tax benefits from federal net operating loss carryforwards of $11.1 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

Prior to the Pharmacy Transaction, KPS was included in the consolidated federal and state income tax returns filed by Kindred. Kindred allocated the consolidated federal and state income tax liabilities among the members of the consolidated return group as if KPS was a separate taxpayer, and the results of the corresponding tax liability were settled with Kindred through stockholders’ equity. The federal statute of limitations remains open for tax years 2004 through 2007. As a result of the consummation of the Pharmacy Transaction, subsequent to the spin-off, KPS is no longer included in Kindred’s income tax filings but is a part of the consolidated federal and state income tax returns to be filed by the Corporation.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share - net income (loss)	$2.9	$(0.4)	$6.2	$0.1

Denominator:
Denominator for basic earnings per share—weighted average shares	30,074,443	NM	30,069,686	NM
Effective of dilutive securities:
Employee Stock Options	45,763	NM	21,141	NM
Employee restricted shares	56,386	NM	34,841	NM

Denominator for diluted earnings per share—adjusted weighted average shares	30,176,592	NM	30,125,668	NM

Basic earnings per share	$0.10	NM	$0.21	NM

Diluted earnings per share	$0.10	NM	$0.21	NM

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Institutional pharmacies	$471.3	$159.7	$951.5	$320.9
Hospital pharmacy management	15.0	13.7	29.9	27.2

	$486.3	$173.4	$981.4	$348.1

Net income (loss):
Segment operating income:
Institutional pharmacies	$25.9	$7.7	$50.7	$17.6
Hospital pharmacy management	2.5	2.1	4.8	4.2

Segment operating income	28.4	9.8	55.5	21.8
Allocated Kindred corporate services	—	(3.4)	—	(6.8)
Rent	(6.0)	(2.0)	(12.0)	(3.6)
Depreciation and amortization	(7.2)	(2.7)	(14.7)	(5.5)
Integration, merger related costs and other charges	(6.6)	(2.4)	(10.7)	(5.7)
Interest expense, net	(3.5)	—	(7.2)	—

Income (loss) before income taxes	5.1	(0.7)	10.9	0.2
Provision (benefit) for income taxes	2.2	(0.3)	4.7	0.1

Net income (loss):	$2.9	$(0.4)	$6.2	$0.1

Rent:
Institutional pharmacies	$6.0	$2.0	$12.0	$3.6
Hospital pharmacy management	—	—	—	—

	$6.0	$2.0	$12.0	$3.6

Depreciation and amortization:
Institutional pharmacies	$7.2	$2.7	$14.7	$5.5
Hospital pharmacy management	—	—	—	—

	$7.2	$2.7	$14.7	$5.5

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$3.6	$1.6	$11.8	$3.3
Hospital pharmacy management	—	—	—	—

	$3.6	$1.6	$11.8	$3.3

	June 30, 2008	December 31, 2007
Assets:
Institutional pharmacies	$664.8	$672.3
Hospital pharmacy management	8.4	7.8

	$673.2	$680.1

Goodwill:
Institutional pharmacies	$109.9	$111.3
Hospital pharmacy management	—	—

	$109.9	$111.3

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN

Transactions with Kindred and AmerisourceBergen

As of June 30, 2008, certain members of the Corporation’s Board of Directors served on the boards of directors of Kindred and AmerisourceBergen. As a result of the common relationship, the existence of that control could result in operating results or the financial position of the Corporation being significantly different from those that would have been obtained if the enterprises were autonomous.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues from services provided to Kindred:
Nursing centers	$25.7	$25.4	$51.2	$50.3
Hospitals	14.8	13.6	29.6	27.0

	$40.5	$39.0	$80.8	$77.3

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

At June 30, 2008, the Corporation had recorded in accounts receivable amounts due from Kindred totaling $26.0 million related to services provided to Kindred nursing centers and hospitals and $1.7 million in accounts payable related to the Information Technology Services Agreement and the Kindred TSA. As of the closing date of the Pharmacy Transaction, corporate service expenses were no longer allocated to the Corporation.

The historical results of the Corporation include related party transactions with Kindred. Beginning August 1, 2007, continued transactions with Kindred are not considered to be related party transactions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN (Continued)

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement with ABDC, a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation believes that the Prime Vendor Agreement is an arm’s-length agreement, the terms of which are no less favorable than those that could be obtained from an unaffiliated third party at the closing date. For the three months and six months ended June 30, 2008, the Corporation purchased a total of $313.7 million and $641.7 million under the terms of the Prime Vendor Agreement. As of June 30, 2008 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $27.6 million, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an IT Services Agreement with KHOI, a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder. Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $5.0 million and $9.4 million under the terms of the IT Service Agreements for the three months and six months ended June 30, 2008. As of June 30, 2008, the Corporation had approximately $1.7 million in accounts payable related to the IT Services Agreement.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into the Kindred TSA. Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Corporation incurred approximately $0.2 million and $0.5 million under the terms of the Kindred TSA for the three months and six months ended June 30, 2008, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2008, the Corporation had less than $0.1 million in accounts payable related to the Kindred TSA.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13—TRANSACTIONS WITH KINDRED AND AMERISOURCEBERGEN (Continued)

At the consummation of the Pharmacy Transaction, the Corporation entered into the AmerisourceBergen TSA. Pursuant to this agreement, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred less than $0.1 million under the terms of the AmerisourceBergen TSA for the three months and six months ended June 30, 2008, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 14—SUBSEQUENT EVENT

On July 9, 2008, the Corporation purchased the 49.0% minority interest held by a third-party in the Corporation’s joint ventures. The Corporation paid approximately $4.2 million in cash for the minority interest share of the joint ventures. The amount paid for the minority interest share of the joint ventures approximates fair value and will be accounted for under SFAS No. 141.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the Corporation’s continued focus on its initiatives of improving client retention and streamlining our operations and billing processes, the information concerning the Corporation’s possible future results of operations, the continued benefits and synergies to be obtained from the Pharmacy Transaction, the Corporation’s ability to purchase acquisition targets, and the strength of the Corporation’s financial performance during the second half of 2008. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

•	changes in or the failure to achieve the underlying assumptions and expectations related to the Pharmacy Transaction, including synergies estimated as a result of the Pharmacy Transaction;

•	availability of financial and other resources to us after the Pharmacy Transaction, including our expectations regarding liquidity and capital resources;

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

•	certain conflicts of interest, including, without limitation, conflicts resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of retaining existing customers and service contracts and ability to attract new customers for growth of the Corporation’s business;

•	the effects of renegotiating contract pricing relating to significant customers;

•	the effects of the loss or bankruptcy of or default by a significant customer, supplier or other entity relevant to the Corporation’s operations;

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

•

the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare, long-term care and institutional pharmacy services industries;

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payors, or the implementation of other measures to reduce the reimbursement for the Corporation’s services or the services of the Corporation’s customers and the impact of Medicare Part D;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	further consolidation of managed care organizations and other third party payors;

•	political and economic conditions nationally, regionally and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond the Corporation’s control;

•	the increases in energy costs and the impact on the costs of delivery expense and utility expense;

•	elimination of, changes in or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•

the Corporation’s ability to obtain goods and services provided by its former parent companies under the Transition Services Agreements, IT Services Agreement and Prime Vendor Agreement at comparable prices and on terms as favorable as those obtained under such agreements;

•	the Corporation’s ability to attract and retain key executives, pharmacists and other healthcare personnel;

•

the Corporation’s ability to comply with the terms of its Corporate Integrity Agreement entered into between the Office of Inspection General of the Department of Health and Human Services and PharMerica LTC on March 29, 2005;

•	the Corporation’s ability to ensure and maintain an effective system of internal controls over financial reporting;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act and regulatory investigations;

•	the effects on the Corporation’s results of operations related to the accounting for the costs of acquisitions as a result of new accounting rules;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the adequacy of our facilities to accommodate our anticipated needs;

•	the Corporation’s ability to anticipate shift in demand for generic drug equivalents;

•	adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Corporation’s business;

•	the effects of changes to critical accounting estimates; and

•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission.

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

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying condensed financial statements include certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. Following the Pharmacy Transaction, the accompanying condensed consolidated financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation for 2008. For accounting purposes, the results of operations of PharMerica LTC are excluded from the results of operations and cash flows for the three months and six months ended June 30, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the business was operated as separate businesses within two different public companies, Kindred and AmerisourceBergen.

Reporting Entity

The financial statements included in this quarterly report on Form 10-Q as of and for the three months and six months ended June 30, 2008 reflect the financial position, results of operations and liquidity of the Corporation, and for the three months and six months ended June 30, 2007, KPS which was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in SFAS No. 141, Business Combinations. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the Corporation as of and for the three months and six months ended June 30, 2008 and historically of KPS on a stand-alone basis for the three months and six months ended June 30, 2007.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 104 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

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

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing and delivery systems, typically in 30-day supplies. Unit dosed medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities are responsible for administering the pharmaceuticals to individual patients and residents.

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

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions. At June 30, 2008, we had contracts to provide pharmacy services to 331,299 licensed beds for patients in healthcare facilities in 40 states.

For the three months and six months ended June 30, 2008, the Corporation derived approximately 13.0%, of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities. If the Corporation were to no longer attain revenues from this customer, it would have a material impact on the Corporation’s results of operations.

Hospital Pharmacy Services. At June 30, 2008, the Corporation had provided hospital management services to 86 locations. For the three months and six months ended June 30, 2008, revenues under these contracts constituted approximately 3.1% of our total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in ABDC’s generic formulary purchase program for a period of five years. The Corporation also agreed to a minimum purchase volume equal to $1.0 billion in the first year of the Prime Vendor Agreement. If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. For the twelve month period following the date of the Pharmacy Transaction the Company has purchased in excess of $1.0 billion pursuant to the terms of the Prime Vendor Agreement. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice.

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

Brand versus Generic

In 2007, generic drugs increased approximately 30% to a new industry high of 682 drugs. With today’s generic drugs accounting for nearly 67% of the volume of all U.S. prescriptions dispensed, an anticipated expansion of new generics in 2008 will play an increased role in the way the Corporation positions itself in 2008 and beyond. As we move through 2008 and beyond, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations. It’s also estimated that drugs worth approximately $60.0 – $70.0 billion will lose their patent protection in the next few years. From 2007 to 2010, roughly 110 drugs have lost or will lose their patent protection, including some well-known products such as Fosamax® (Alendronate Sodium) and Risperdal® (Risperidone). Those two drugs represent approximately 5.24% of the Corporation’s average monthly drug acquisition costs for the six months ended June 30, 2008. Fosamax® became available as a generic in February 2008, and Risperdal® became available as a generic in June 2008. On April 11, 2008, Teva Pharmaceutical Industries Ltd. was granted 180 day exclusivity, by the U.S. District Court for the District of Columbia, for its generic version of Risperdal® tablets. With the current generic release schedule of branded drugs losing their patent protection, there will continue to be a shift in the demand from branded drugs to generic drugs in 2008.

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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share and/or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates recorded by the Corporation were $13.9 million and $26.6 million for the three months and six months ended June 30, 2008, respectively, and $3.8 million and $7.8 million for the three months and six months ended June 30, 2007, respectively.

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

As of June 30, 2008, the Corporation has substantially transitioned all services covered by the Transition Services Agreements.

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

In December 2003, Congress enacted Part D which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit which is administered by commercial market insurers contracted with CMS. Under Part D, dual eligibles now have their outpatient prescription drug costs covered by Part D, subject to certain limitations. Since January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Part D. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. See “Overview of Reimbursement.”

A summary of our revenues by payor type follows (in millions):

	Three Months Ended June 30,				Three Months Ended March 31,
	2008		2007		2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$217.2	44.7%	$71.5	41.2%	$228.9	46.2%	$76.7	43.9%
Institutional healthcare providers	146.4	30.1	58.9	34.0	146.3	29.6	59.3	33.9
Medicaid	44.9	9.2	13.7	7.9	47.5	9.6	13.6	7.8
Private and other	34.0	7.0	8.9	5.2	30.9	6.2	8.3	4.8
Hospital management fees	15.0	3.1	13.7	7.9	14.9	3.0	13.5	7.7
Insured	26.2	5.4	4.4	2.5	23.9	4.8	1.2	0.7
Medicare	2.6	0.5	2.3	1.3	2.7	0.6	2.1	1.2

Total	$486.3	100.0%	$173.4	100.0%	$495.1	100.0%	$174.7	100.0%

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

Part D does not alter federal reimbursement for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare’s fixed per diem payments to nursing centers under PPS will continue to include a portion attributable to the expected cost of drugs provided to such residents. We will therefore continue to receive reimbursement for drugs provided to such residents from the nursing center in accordance with the terms of our agreements with each nursing center.

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

On July 15, 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) of 2008 was enacted into public law. MIPPA cancels a reduction in Medicare’s payment rates for physicians’ services that went into effect on July 1, 2008, and extends other expiring provisions governing the Medicare program. It will also increase payment rates for physician’s services for 2009, expand eligibility for low-income benefits, and reduce payments to Medicare Advantage Plans. The various provisions or topics that could impact our operations are as follows:

Incentives for electronic Prescribing—Makes providers who electronically prescribe (“e-Rx”) eligible to receive bonus payments based on a percentage of Medicare allowable charges through 2013. Proposes penalty payments beginning in 2014 for providers who fail to use e-Rx. Also defines provider eligibility and ineligibility for bonuses in terms of volume and types of claims submitted electronically and compliance with Part D standards.

Low-Income Subsidy—The legislation eliminates the Part D late-enrollment penalty for low income beneficiaries and specifies that certain income and assets be disregarded in determining eligibility for the low-income subsidy program in Part D. MIPPA will also provide additional funds to federal and state entities to increase outreach efforts to encourage eligible individuals to enroll in those programs.

Long-Term Care Pharmacies—Beginning 2010, Long-term care (“LTC”) pharmacies will be required to submit Part D claims to PDP’s no less than 30 days but no more than 90 days for reimbursement.

Formularies—This provision legislatively expands the list of covered Part D drugs. This provision also offers CMS the authority to designate certain classes of drugs a protected status. It is likely that CMS will maintain its current six protected classes policy – antidepressants, antipsychotics, antiretrovirals, immunosuppresants, anticonvulsants, and antineoplastics – and could designate additional classes of drugs, such as multiple sclerosis therapies the protected status.

Medicaid (Pharmacy Reimbursement)—Delays use of Average Manufacturer Price (AMP) in setting Federal Upper Limits (FULs) of Reimbursement for multiple source drugs through September 30, 2009. Also delays public posting of AMP data until October 1, 2009. Use of AMP in FULs and public posting of AMP data are currently on hold due to a court-imposed injunction. This provision ensures the delay remains in place through next year, affording pharmacists the opportunity to work with Congress on permanent changes to the AMP rule. During the delay, FULs would be set using the pre-DRA formula (i.e., 150% of lowest published price [e.g., AWP]) but would be set for multiple source drugs as defined by the DRA (2 or more [rather than 3+] equivalent products).

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. The Deficit Reduction Act of 2005, or DRA, is intended to reduce net Medicare and Medicaid spending by approximately $11.0 billion over the next four to five years. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities and strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. Further, the Tax Relief and Health Care Act of 2006 modified several Medicaid policies, including, among other things, reducing the limit on Medicaid provider taxes from the current six percent to five-and-a-half percent from January 1, 2008 through September 30, 2010. In addition, on February 4, 2008, President Bush issued the federal fiscal year 2009 proposed budget which would, if enacted, slow spending growth to 5.0% and would trim the cost of the overall Medicare program by $178.0 billion over the next five years. Also, the budget proposal includes a series of proposals impacting Medicaid that would reduce the cost of the Medicaid program by $17.0 billion over the next five years. While many of the proposed policy changes require congressional approval to implement, many of these changes could have an adverse effect on the financial condition of our skilled nursing facility customers, which could, in turn, adversely affect the timing or level of their payments to us.

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

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 or DRA changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007, federal district court injunction against CMS prohibiting the agency from implementing the rule to the extent that such action would affect Medicaid reimbursement rates for pharmacies under the Medicaid program. The Medicare Improvements for Patients and Providers Act of 2008 (recently enacted over President Bush’s veto) delays the use of AMP in setting the payment limit for generic drugs under Medicaid until October 1, 2009. This legislation also delays the public disclosure of AMP data until October 1, 2009. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc. (“First DataBank”), which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs. In October 2006, First DataBank agreed to a proposed settlement that would require it to stop publishing AWP two years after the settlement becomes effective unless a competitor is publishing AWP at that time. First DataBank would also be required to change the way it calculates AWP during the two-year interim period.

In May 2008, First DataBank, Inc. filed amendments with the courts to the proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will be required to (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court-supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The adjustments to Blue Book AWP will become effective on or about ninety days after final court approval of the amended settlement agreement. The approval process will, again, require a preliminary approval by the court, notification to the class, and final approval by the court. The adjustments will be effective on or about 90 days from the final approval of the court of the amended settlement agreement. As of June 30, 2008, no dates have been set by the court.

Currently, we are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

Further, in order to rein in healthcare costs, the Corporation anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Corporation cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation will have on its business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Corporation’s business.

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

Our allowances for doubtful accounts, included in our balance sheet at June 30, 2008 and December 31, 2007, were $45.2 million and $43.4 million, respectively.

In addition, the allowance for contractual returns and revenue allowances was $9.2 million and $10.6 million at June 30, 2008 and December 31, 2007, respectively.

Our provision for doubtful accounts included in our statements of operations excluding the impact of the third quarter 2007 change in estimate was as follow (in millions):

	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$5.2	1.1%	$1.1	0.6%
Second Quarter	5.5	1.1	3.3	1.9
Third Quarter	N/A	N/A	6.3	1.7
Fourth Quarter	N/A	N/A	5.5	1.1

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDPs are responsible for reimbursement. At June 30, 2008 and December 31, 2007, the Corporation had dual eligible co-pay receivables from the PDPs of $5.1 million and $6.0 million, respectively, of which approximately 80% and 86% were reserved at June 30, 2008 and December 31, 2007, respectively.

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our allowance for doubtful accounts.

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

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. As part of this comprehensive assessment, the Corporation considered industry trends, changes in reimbursement sources and procedures, age of receivables and collection history. In connection with that comprehensive assessment of the allowance for doubtful accounts, included in amounts charged to costs and expenses in the third quarter of 2007 is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million. Such amount is included in Integration, Merger related costs and other charges.

We attempt to collect the private and other accounts for which the patient is the responsible party through various efforts. We attempt to collect the dual eligible co-payments from PDP’s by obtaining the appropriate documentation from the responsible party of the patient or from the documentation located at the long-term care institution. This is known as Best Available Evidence or BAE. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. In all cases, the drugs have been dispensed.

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

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	2008	2007
First Quarter	39.7	41.5
Second Quarter	40.7	44.4
Third Quarter	N/A	45.4
Fourth Quarter	N/A	40.1

The following table shows our summarized aging categories by quarter:

	2008		2007
	June	March	December	September	June	March
0 to 60 days	63.2%	68.7%	64.8%	60.6%	NM	NM
61 to 120 days	19.7%	14.2%	17.4%	16.5%	NM	NM
Over 120 days	17.1%	17.1%	17.8%	22.9%	NM	NM

	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts and percent of gross accounts receivable:

	2008			2007
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$44.3	$261.6	16.9%	NM	NM	NM
Second Quarter	45.2	262.0	17.3	NM	NM	NM
Third Quarter	N/A	N/A	N/A	$64.6	$282.1	22.9%
Fourth Quarter	N/A	N/A	N/A	43.4	256.4	16.9

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

At June 30, 2008 and December 31, 2007, our inventories on our consolidated balance sheets were $76.2 million and $77.9 million.

Our inventory turns were as follows:

	2008	2007
First Quarter	16.5	15.8
Second Quarter	16.7	16.1
Third Quarter	N/A	15.9
Fourth Quarter	N/A	16.7

We receive rebates on purchases from various vendors and suppliers. Rebates included in our statements of operations were as follows (in millions):

	2008	2007
First Quarter	$12.7	$4.0
Second Quarter	13.9	3.8
Third Quarter	N/A	11.5
Fourth Quarter	N/A	12.4

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

Our goodwill included in our condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 was $109.9 million and $111.3 million, respectively.

Our net intangible assets, included in our condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 were $74.3 million and $77.5 million, respectively.

The amount of accumulated amortization of intangible assets as of June 30, 2008 and December 31, 2007 was $13.4 million and $10.2 million, respectively.

Please refer to Note 4 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our goodwill and intangible assets.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our net deferred tax asset balances in our consolidated balance sheets as of June 30, 2008 and December 31, 2007 were $83.4 million and $85.9 million, respectively, including the impact of valuation allowances.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of June 30, 2008 and December 31, 2007 were $6.0 million.

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely- than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a FIN 48 liability for the realized, but unrecognized tax benefit. As of December 31, 2007, the Corporation’s unrecognized tax benefits were $3.8 million. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the condensed consolidated statement of operations. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for further discussion of our accounting for income taxes.

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) (as amended May 30, 2008) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction.

The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. For the six months ended June 30, 2008, the Compensation Committee granted stock based compensation awards with respect to 314,087 shares of common stock under the Omnibus Plan with grant prices ranging from $15.10—$19.45 per share, 51,650 shares of nonvested stock and 68,043 performance share units. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

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

Our stock-based compensation expense for the three months and six months ended June 30, 2008 was $1.1 million and $2.1 million, respectively, and $0.1 million and $0.2 million for the three months and six months ended June 30, 2007, respectively and was included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Impact of Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. Statement No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement No. 161 requires:

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

Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged, however, at the current time the Corporation does not plan to early adopt the standard. The adoption of SFAS No. 161 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes that the adoption of SFAS No. 141(R) will have a material effect on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement No. 141(R). The Company believes that the adoption of SFAS No. 160 will not have a material effect on its results of operations, cash flows or financial position.

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

Our primary liabilities include accounts payable, accrued salaries and wages and other current liabilities, debt and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases and other purchases made in the normal course of business. Accrued expenses and other current liabilities primarily consist of employee—and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of term loans under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

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

DNA: Data not available.

Gross Profit per prescription dispensed: Represents the gross profit from the institutional pharmacy segment divided by the total prescriptions dispensed.

Integration, merger related costs and other charges: Represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen, respectively, and their respective integration. The definition also represents costs of integrating information systems, duplicative costs associated with merging overall corporate functions and the consolidation of pharmacies within a similar location.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except per prescription amounts, customer licensed beds and the number of hospital management contracts serviced):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	Increase (Decrease)		2007	2008	Increase (Decrease)		2007
	Amount			Amount	Amount			Amount
Net Revenues
Institutional Pharmacy	$471.3	$311.6	195.1%	$159.7	$951.5	$630.6	196.5%	$320.9
Hospital Management	15.0	1.3	9.5	13.7	29.9	2.7	9.9	27.2

Total Net Revenues	486.3	312.9	180.4	173.4	981.4	633.3	181.9	348.1

Cost of goods sold
Institutional Pharmacy	403.4	261.4	184.1	142.0	813.8	529.8	186.5	284.0
Hospital Management	12.1	1.1	10.0	11.0	24.3	2.5	11.5	21.8

Total Cost of goods sold	415.5	262.5	171.6	153.0	838.1	532.3	174.1	305.8

Gross Profit
Institutional Pharmacy	67.9	50.2	283.6	17.7	137.7	100.8	273.2	36.9
Hospital Management	2.9	0.2	7.4	2.7	5.6	0.2	3.7	5.4

Total Gross profit	$70.8	$50.4	247.1%	$20.4	$143.3	$101.0	238.8%	$42.3

Institutional Pharmacy
Volume Information
Prescriptions dispensed	10.1	6.6	188.6%	3.5	20.3	13.4	194.2%	6.9
Revenue per prescription dispensed	$46.66	$1.03	2.3%	$45.63	$46.87	$0.36	0.8%	$46.51
Gross Profit per prescription dispensed	$6.72	$1.66	32.8%	$5.06	$6.78	$1.43	26.7%	$5.35
Customer licensed beds under contract
Beginning of period	334,226	230,900	223.5%	103,326	337,043	234,472	228.6%	102,571
Additions—Organic	6,335	3,013	90.7	3,322	11,492	4,033	54.1	7,459
Losses	(9,262)	(5,076)	121.3	(4,186)	(17,236)	(10,183)	144.4	(7,053)
Other	—	(9)	(100.0)	9	—	506	(100.0)	(506)

End of period	331,299	228,828	223.3%	102,471	331,299	228,828	223.3%	102,471

Hospital Management
Volume Information
Hospital management contracts serviced	86	2.0	2.4%	84	86	2.0	2.4%	84

Revenues

The increase in institutional pharmacy revenues for the three months and six months ended June 30, 2008 of $311.6 million and $630.6 million, respectively, compared to the same periods in the prior year was primarily related to the acquisition of PharMerica LTC on July 31, 2007.

The increase in hospital management revenues for the three months and six months ended June 30, 2008 of $1.3 million and $2.7 million, respectively, was attributable to an increase in the number of hospital management contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $261.4 million and $529.8 million for the three months and six months ended June 30, 2008, respectively, compared to the same periods in the prior year due primarily to the acquisition of PharMerica LTC on July 31, 2007.

The hospital management cost of goods sold increased $1.1 million and $2.5 million for the three months and six months ended June 30, 2008, respectively, compared to the same periods in the prior year due to an increase in the number of hospital management contracts serviced in the period. Cost of goods sold for hospital management increased primarily related to labor costs as a result of the provision of management services to additional hospitals in 2008, combined with the impact of wage inflation.

Gross Profit and Operating Expenses

Gross profit and operating expenses for the periods presented were as follows (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2008				2007		2008				2007
	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue
Gross Profit and Operating Expenses:
Institutional Pharmacy	$67.9	14.0%	$50.2	283.6%	$17.7	10.2%	$137.7	14.0%	$100.8	273.2%	$36.9	10.6%
Hospital Management	2.9	0.6	0.2	7.4	2.7	1.6	5.6	0.6	0.2	3.7	5.4	1.6

Total Gross Profit	70.8	14.6	50.4	247.1	20.4	11.8	143.3	14.6	101.0	238.8	42.3	12.2
Selling, general and administrative expenses	54.0	11.2	36.3	205.1	17.7	10.2	111.3	11.4	76.9	223.5	34.4	9.9
Amortization expense	1.6	0.3	0.6	60.0	1.0	0.6	3.2	0.3	1.2	60.0	2.0	0.6
Integration, merger related costs and other charges	6.6	1.4	4.2	175.0	2.4	1.4	10.7	1.1	5.0	87.7	5.7	1.6
Interest expense, net	3.5	0.7	3.5	100.0	—	—	7.2	0.7	7.2	100.0	—	—

Income (loss) before provision for income taxes	5.1	1.0	5.8	(828.6)	(0.7)	(0.4)	10.9	1.1	10.7	5,350.0	0.2	0.1
Provision (benefit) for income taxes	2.2	0.4	2.5	(833.3)	(0.3)	(0.2)	4.7	0.5	4.6	4,600.0	0.1	—

Net income (loss)	$2.9	0.6%	$3.3	(825.0)%	$(0.4)	(0.2)%	$6.2	0.6%	$6.1	6,100.0%	$0.1	—%

Institutional pharmacy gross profit for the three months ended June 30, 2008 was $67.9 million or $6.72 per prescription dispensed and $137.7 million or $6.78 per prescription dispensed for the six months ended June 30, 2008. Institutional pharmacy gross profit margin for the three months and six months ended June 30, 2008 was 14.4% and 14.5%, respectively, of institutional pharmacy revenue. This compares to institutional pharmacy gross profit of $17.7 million or $5.06 per prescription dispensed for the three months ended June 30, 2007 and $36.9 million or $5.35 per prescription dispensed for the six months ended June 30, 2007. As a percent of institutional pharmacy revenue, gross profit margin was 11.1% and 11.5% for the three months and six months ended June 30, 2007, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2008				2007		2008				2007
	Amount	% of Revenues	Increase (Decrease)		Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)		Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$27.8	5.7%	$20.1	261.0%	$7.7	4.4%	$57.7	5.9%	$40.9	243.5%	$16.8	4.8%
Provision for doubtful accounts	5.5	1.1	2.2	66.7	3.3	1.9	10.7	1.1	6.3	143.2	4.4	1.3
Supplies	1.9	0.4	1.3	216.7	0.6	0.3	3.7	0.4	2.4	184.6	1.3	0.4
Travel expenses	1.7	0.4	1.0	142.9	0.7	0.4	3.1	0.3	1.6	106.7	1.5	0.4
Professional fees	2.2	0.5	1.8	450.0	0.4	0.2	4.9	0.5	4.0	444.4	0.9	0.3
Stock-based compensation	1.1	0.2	1.0	1,000.0	0.1	0.1	2.1	0.2	1.9	950.0	0.2	0.1
Management fee	—	—	(3.7)	(100.0)	3.7	2.1	—	—	(6.9)	(100.0)	6.9	2.0
Depreciation	2.7	0.6	2.4	800.0	0.3	0.2	5.5	0.6	4.9	816.7	0.6	0.2
Rent	2.7	0.6	2.4	800.0	0.3	0.2	5.4	0.6	4.9	980.0	0.5	0.1
Other costs	8.4	1.7	7.8	1,300.0	0.6	0.4	18.2	1.8	16.9	1,300.0	1.3	0.3

Total selling general and administrative expenses	$54.0	11.2%	$36.3	205.1%	$17.7	10.2%	$111.3	11.4%	$76.9	223.5%	$34.4	9.9%

The increase of $36.3 million and $76.9 million in selling, general and administrative expenses for the three months and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year, was primarily attributable to the acquisition of PharMerica LTC and the costs resulting from becoming a new public company, including legal and accounting fees associated with becoming compliant under the Sarbanes Oxley Act.

Integration, merger related costs and other charges

Integration, merger related costs and other charges incurred by the Corporation for the periods presented were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Integration costs and other charges:
Professional and advisory fees	$0.9	$—	$1.1	$—
General and administrative	1.0	—	2.1	—
Employee costs	2.4	0.1	4.0	0.1
Severance costs	1.4	—	1.7	—
Facility costs	0.9	—	1.8	—

	6.6	0.1	10.7	0.1

Merger related costs:
Professional and advisory fees	—	1.2	—	2.4
General and administrative	—	0.4	—	0.5
Employee costs	—	0.7	—	2.7

	—	2.3	—	5.6

Total integration, merger related costs and other charges	$6.6	$2.4	$10.7	$5.7

The integration, merger related costs and other charges for the three months and six months ended June 30, 2008 and 2007, related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC, costs to integrate information systems and duplicate costs associated with merging the overall corporate functions of KPS and PharMerica LTC.

For the three months and six months ended June 30, 2008 and 2007, integration, merger related costs and other charges increased approximately $4.2 million and $5.0 million, respectively, as a result of pharmacy consolidations occurring in 2008 for which there were none in the six months ended June 30, 2007. The impact on earnings per share was $0.12 and $0.20 for the three months and six months ended June 30, 2008, respectively.

During the three months ended June 30, 2008, there were five pharmacy locations impacted by consolidation, bringing the total consolidated pharmacies to fifteen. The Corporation currently plans to complete the consolidation of its pharmacies by March 31, 2009 and substantially complete the integration of its operating platform by December 31, 2009.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.2	0.1%	$1.4	0.1%	$0.4	0.1%
Equipment and software	4.9	1.0	1.5	0.9	9.8	1.0	3.1	0.9
Leased equipment	0.2	0.1	—	—	0.3	0.1	—	—

Total depreciation expense	$5.6	1.2%	$1.7	1.0%	$11.5	1.2%	$3.5	1.0%

Depreciation expense recorded in cost of goods sold	$2.9	0.6%	$1.4	0.8%	$6.0	0.6%	$2.9	0.8%
Depreciation expense recorded in selling, general & administrative expenses	2.7	0.6	0.3	0.2	5.5	0.6	0.6	0.2

Total depreciation expense	$5.6	1.2%	$1.7	1.0%	$11.5	1.2%	$3.5	1.0%

Total Capital Expenditures	$3.6	0.7%	$1.6	0.9%	$11.8	1.2%	$3.3	0.9%

The increase of $3.9 million and $8.0 million in depreciation expense for the three months and six months ended June 30, 2008, respectively, compared to the same periods in the prior year primarily relates to the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure and costs capitalized to improve pharmacy locations and accommodate pharmacy locations closing as a result of the consolidations. The Corporation recognized approximately $3.8 million and $7.6 million in depreciation expense from assets acquired in the Pharmacy Transaction for the three months and six months ended June 30, 2008, respectively.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade Names	$0.3	0.1%	$—	—%	$0.7	0.1%	$—	—%
Non-Compete Agreements	0.1	NM	0.1	0.1	0.2	NM	0.2	0.1
Noncontractual Customer Relationships	1.2	0.2	0.9	0.5	2.3	0.2	1.8	0.5

Total Amortization Expense	$1.6	0.3%	$1.0	0.6%	$3.2	0.3%	$2.0	0.6%

As a result of the PharMerica LTC acquisition, amortization expense increased by $0.6 million and $1.2 million for the three months and six months ended June 30, 2008, respectively, compared to the same periods in the prior year.

Interest Expense

Interest expense for the periods presented was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense, net:	2008	2007	2008	2007
	Amount	Amount	Amount	Amount
Debt—$240 million	$3.5	$—	$7.4	$—
Revolver (including commitment fees and letters of credit fees)	—	—	—	—

Subtotal	3.5	—	7.4	—
Other:
Interest Income	(0.1)	—	(0.4)	—
Amortization of deferred financing fees	0.1	—	0.2	—

Total Interest Expense, net	$3.5	$—	$7.2	$—

Interest Rate (Excluding Applicable Margin):
Debt—$240 million Revolver	2.80%	—%	3.30%	—%
LIBOR—1 month, at beginning of period	2.70%	5.32%	4.57%	5.32%
LIBOR—1 month, at end of period	2.46%	5.32%	2.46%	5.32%
LIBOR—3 months, at beginning of period	2.69%	5.35%	4.68%	5.36%
LIBOR—3 months, at end of period	2.78%	5.36%	2.78%	5.36%

Interest expense increased during the three months and six months ended June 30, 2008 as a result of the Corporation closing on, and borrowing under, the Credit Agreement since July 31, 2007 versus historically utilizing cash flows from operations and from its former parent to finance the operations of the business.

Tax Provision

The tax provision for the periods presented was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Tax provision (benefit)	$2.2	$(0.3)	$4.7	$0.1

Total provision (benefit) as a percentage of pre-tax income (loss)	43.3%	(39.2)%	43.4%	40.7%

Our effective tax rate for the three months ended June 30, 2008 was 43.3%, comprised of 35.0% for the federal rate and 8.3% for the state rate and permanent rate differences. Our effective tax rate for the six months ended June 30, 2008 was 43.4%, comprised of 35.0% for the federal rate and 8.4% for the state rate and permanent rate differences. The effective tax rate for the three months ended June 30, 2007 was 39.2%, comprised of 35.0% for the federal rate and 4.2% for the state rate and permanent rate differences. The effective tax rate for the six months ended June 30, 2007 was 40.7%, comprised of 35.0% for the federal rate and 5.7% for the state rate and permanent rate differences. The increase in our provision for income taxes for the three months and six months ended June 30, 2008, compared to the comparable 2007 periods, was primarily the result of the Pharmacy Transaction and increases in non-deductible expenses associated with the Corporation’s operations as a stand-alone company.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the first and second quarters of 2008 and each quarter of 2007 (in millions, except per share, per prescription and customer licensed bed amounts):

	2008 Quarters		2007 Quarters
	Second	First	Fourth	Third	Second	First
Net revenues:
Institutional pharmacy revenues	$471.3	$480.2	$478.0	$364.0	$159.7	$161.2
Hospital management revenues	15.0	14.9	14.2	13.5	13.7	13.5

Total revenues	486.3	495.1	492.2	377.5	173.4	174.7

Cost of goods sold:
Institutional pharmacy	403.4	410.5	406.0	310.3	142.0	142.0
Hospital management	12.1	12.1	11.1	10.8	11.0	10.8

Total cost of goods sold	415.5	422.6	417.1	321.1	153.0	152.8

Gross profit:
Institutional pharmacy	67.9	69.7	72.0	53.7	17.7	19.2
Hospital management	2.9	2.8	3.1	2.7	2.7	2.7

Total gross profit	70.8	72.5	75.1	56.4	20.4	21.9
Selling, general and administrative	54.0	57.3	60.2	46.8	17.7	16.7
Amortization expense	1.6	1.6	1.6	1.4	1.0	1.0
Integration, merger related costs and other charges	6.6	4.1	5.2	46.8	2.4	3.3

Operating income (loss)	8.6	9.5	8.1	(38.6)	(0.7)	0.9
Interest expense, net	3.5	3.7	4.1	3.1	—	—

Income (loss) before income taxes	5.1	5.8	4.0	(41.7)	(0.7)	0.9
Provision (benefit) for income taxes	2.2	2.5	1.2	(14.7)	(0.3)	0.4

Net income (loss)	$2.9	$3.3	$2.8	$(27.0)	$(0.4)	$0.5

Adjusted EBITDA(1)	$22.4	$21.1	$22.1	$11.0	$4.4	$7.0
Adjusted EBITDA Margin (1)	4.6%	4.3%	4.5%	2.9%	2.5%	4.0%
Earnings (loss) per common share:
Basic	$0.10	$0.11	$0.09	$(1.07)	NM	NM
Diluted	$0.10	$0.11	$0.09	$(1.07)	NM	NM
Shares used in computing earnings (loss) per common share:
Basic	30.1	30.1	30.0	25.1	NM	NM
Diluted	30.2	30.1	30.0	25.1	NM	NM
Institutional Pharmacy
Volume Information
Prescriptions dispensed	10.1	10.2	10.1	7.8	3.5	3.4
Revenue per prescription dispensed	$46.66	$47.08	$47.33	$46.67	$45.63	$47.41
Gross profit per prescription dispensed	$6.72	$6.83	$7.13	$6.88	$5.06	$5.65
Customer licensed beds under contract
Beginning of period	334,226	337,043	342,177	102,471	103,326	102,571
Additions - Organic	6,335	5,157	6,029	9,059	3,322	4,137
Additions - Acquisitions	—	—	—	237,538	—	—
Losses	(9,262)	(7,974)	(10,383)	(8,567)	(4,186)	(2,867)
Other	—	—	(780)	1,676	9	(515)

End of period	331,299	334,226	337,043	342,177	102,471	103,326

(1)	See “Use of Non GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss.)

Use of Non-GAAP Measures

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA margin are a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying unaudited condensed consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies.

Adjusted EBITDA

	2008 Quarters		2007 Quarters
	Second	First	Fourth	Third	Second	First
Net income (loss)	$2.9	$3.3	$2.8	$(27.0)	$(0.4)	$0.5
Add:
Interest expense, net	3.5	3.7	4.1	3.1	—	—
Integration, merger related costs and other charges	6.6	4.1	5.2	46.8	2.4	3.3
Provision (benefit) for income taxes	2.2	2.5	1.2	(14.7)	(0.3)	0.4
Effect of change in estimate on cost of goods sold	—	—	—	(3.1)	—	—
Depreciation and amortization expense	7.2	7.5	8.8	5.9	2.7	2.8

Adjusted EBITDA	$22.4	$21.1	$22.1	$11.0	$4.4	$7.0

Adjusted EBITDA Margin	4.6%	4.3%	4.5%	2.9%	2.5%	4.0%

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

The Corporation expects to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that might result from the Pharmacy Transaction. From July 31, 2007 through the completion of our consolidation process, management expects to achieve in excess of $30.0 million of annual savings as a result of the Pharmacy Transaction, but actual results may be materially different than our expected savings. Notwithstanding these anticipated savings, we will experience some increased costs associated with the transition to, and status as, a stand-alone, publicly traded company. The Corporation currently plans to complete the consolidation of its pharmacies by March 31, 2009 and substantially complete the integration of its operating platform by December 31, 2009.

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net cash provided by (used in) operating activities	$13.0	$(15.9)	$24.2	$(7.0)
Net cash used by investing activities	(3.5)	(1.7)	(11.6)	(3.9)
Net cash provided by (used in) financing activities	0.2	18.3	(9.7)	10.5

Net change in cash and cash equivalents	9.7	0.7	2.9	(0.4)
Cash and cash equivalents at beginning of period	25.2	2.6	32.0	3.7

Cash and cash equivalents at end of period	$34.9	$3.3	$34.9	$3.3

Operating Activities. Net cash provided by operating activities of $24.2 million for the first six months of 2008 include net income of $6.2 million, with non-cash adjustments for integration, merger related costs and other charges of $0.9 million, provision for bad debt of $10.7 million and depreciation, amortization and stock based compensation expense of $16.8 million. Also contributing to cash provided by operations were favorable changes in inventory and prepaids and other assets. The change in inventory was favorable to cash flows from operations of $1.6 million due to management’s continued focus to consolidate pharmacy locations and efficiently manage inventory levels. Prepaids and other assets changed favorably $4.4 million due to the collection of manufacturers’ rebates earned in prior periods and the utilization of prepaid assets associated with insurance and facility lease agreements. These favorable increases to cash flows provided by operations were offset by an increase in accounts receivable of $14.6 million due primarily to the timing of collections; and a use of approximately $8.7 million in cash due to the timing of payments on accounts payable and other employer costs associated with salaries, wages and other compensation in the period. Other changes to cash provided by operations included deferred income taxes, loss (gain) on disposal of equipment and other items which amount to $6.9 million.

Investing Activities. The net cash used in investing activities of $11.6 million for the first six months of 2008 reflects the purchase of equipment and leasehold improvements of $11.8 million partially offset by cash proceeds on the sale of leasehold improvements in the period of $0.2 million. The increase in cash used in investing activities is primarily due to purchases of systems equipment to support the technology infrastructure of the Corporation as pharmacy locations consolidated.

Financing Activities. The net cash used in financing activities of $9.7 million for the first six months of 2008 reflects $10.0 million in early payments on long term debt offset by cash contributions received from minority interest and proceeds from the exercise of stock options of $0.3 million.

Total cash and cash equivalents as of June 30, 2008 were $34.9 million. Total cash and cash equivalents as of June 30, 2007 were $3.3 million. The increase of $31.6 million in cash and cash equivalents for 2008 reflects cash flows generated from operations primarily as a result of the acquisition of PharMerica LTC on July 31, 2007.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of June 30, 2008, borrowings under the Credit Agreement bore interest at a blended rate of 4.37%, including the applicable margin of 1.0%, per annum based upon the one month and three month adjusted LIBO rate (without giving effect to the interest rate swap transaction discussed below).

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

The Corporation had a total of $240.0 million outstanding of Term Loan A debt as of June 30, 2008 under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of June 30, 2008. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of June 30, 2008 was $1.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.5 million as of June 30, 2008.

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

The financial covenant ratio and requirements are as follows:

	Requirement	Level at June 30, 2008	Level at March 31, 2008	Level at December 31, 2007	Level at September 30, 2007
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	3.00	2.76	2.57	2.35
Maximum Total Leverage Coverage Ratio	< = 4.75 to 1.00	2.38	2.62	2.99	3.1
Capital Expenditure	< = 3.00%	**	**	1.40%	**
**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

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

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of June 30, 2008.

The fair value of the interest rate swap agreement is the amount at which it could be settled. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheet at its fair value.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years. The Corporation also agreed to a minimum purchase volume equal to $1.0 billion in the first year of the Prime Vendor Agreement. If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. For the twelve month period following the date of the Pharmacy Transaction the Company has purchased in excess of $1.0 billion pursuant to the terms of the Prime Vendor Agreement. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. For the three months and six months ended June 30, 2008 the Corporation purchased a total of $313.7 million and $641.7 million, respectively, under the terms of the Prime Vendor Agreement. As of June 30, 2008 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $27.6 million, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $5.0 million and $9.4 million under the terms of the IT Services Agreement for the three months and six months ended June 30, 2008, respectively. As of June 30, 2008, the Corporation had approximately $1.7 million in accounts payable related to the IT Services Agreement.

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

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to the Kindred TSA, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. In addition, the Kindred TSA may be extended for a period not to exceed 90 days, upon mutual agreement by the parties. The Corporation and Kindred have extended the Kindred TSA for a period of 90 days pursuant to the agreement. Kindred will provide such services at its cost, which will be the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA may be terminated by either party for cause, by the Corporation upon 60 days written notice and by Kindred upon a payment default. The Corporation incurred approximately $0.2 million and $0.5 million under the terms of the Kindred TSA for the three months and six months ended June 30, 2008, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2008, the Corporation had less than $0.1 million in accounts payable related to the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to the AmerisourceBergen TSA, AmerisourceBergen will provide the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of up to twelve months following the Closing Date. AmerisourceBergen will provide such services at its cost, which will be the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred less than $0.1 million and $0.1 million under the terms of the AmerisourceBergen TSA for the three months and six months ended June 30, 2008, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Following Represents the Second Quarter 2008 Results compared to the First Quarter 2008

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except per prescription and customer licensed bed amounts and hospital management contracts serviced):

	Quarter Ended
	June 30, 2008	Increase (Decrease)		March 31, 2008
	Amount			Amount
Net revenues
Institutional Pharmacy	$471.3	$(8.9)	(1.9)%	$480.2
Hospital Management	15.0	0.1	0.7	14.9

Total Net Revenues	486.3	(8.8)	(1.8)	495.1

Cost of goods sold
Institutional Pharmacy	403.4	(7.1)	(1.7)	410.5
Hospital Management	12.1	—	—	12.1

Total Cost of goods sold	415.5	(7.1)	(1.7)	422.6

Gross profit
Institutional Pharmacy	67.9	(1.8)	(2.6)	69.7
Hospital Management	2.9	0.1	3.6	2.8

Total Gross profit	$70.8	$(1.7)	(2.3)%	$72.5

Institutional Pharmacy
Volume Information
Prescriptions dispensed	10.1	(0.1)	(1.0)%	10.2
Revenue per prescription dispensed	$46.66	$(0.42)	(0.9)	$47.08
Gross Profit per prescription dispensed	$6.72	$(0.11)	(1.6)	$6.83
Customer licensed beds under contract
Beginning of period	334,226	(2,817)	(0.8)%	337,043
Additions—Organic	6,335	1,178	22.8	5,157
Losses	(9,262)	(1,288)	16.2	(7,974)
Other	—	—	—	—

End of period	331,299	(2,927)	(0.9)%	334,226

Hospital Management
Volume Information
Hospital management contracts serviced	86	(2.0)	(2.3)%	88

Revenues

The decrease in institutional pharmacy revenues of $8.9 million for the three months ended June 30, 2008, compared to the three months ended March 31, 2008 was primarily the result of decreased prescription volume of $4.7 million along with a decline of $4.2 million related to the decrease in revenue per prescription dispensed in the period. The decrease in revenue is due to multiple factors including the increase in the amount of generic drugs prescribed, lower volume due to the seasonal nature of the industry and sequential decline in licensed beds of 2,927 during the period.

The $0.1 million increase in hospital management revenues for the three months ended June 30, 2008, compared to the three months ended March 31, 2008 is due to certain contractually provided management fee increases. The decline in the number of hospital contracts in the period did not influence revenues due to the contracts ending at or near the end of the periods presented. The loss of contracts in the period were the result of hospital facilities being sold.

Cost of Goods Sold

The decrease in institutional pharmacy cost of goods sold of $7.1 million for the three months ended June 30, 2008, compared to the three months ended March 31, 2008 was primarily the result of decreased drug costs associated with a decline in the prescriptions dispensed and an increase in rebates and a sequential decrease in employee benefits expense relating to state and federal taxes. These decreases were offset by increases in delivery expense and other costs.

Hospital management cost of goods sold for the three months ended June 30, 2008, compared to the three months ended March 31, 2008 was consistent from period to period due to the consistency of hospital contracts serviced in the period. The decline in the number of hospital contracts in the period did not influence cost of goods sold due to the contracts ending at or near the end of the periods presented. The loss of contracts in the period were the result of hospital facilities being sold.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	June 30, 2008		Increase (Decrease)		March 31, 2008
	Amount	% of Revenue			Amount	% of Revenue
Gross Profit and Operating Expenses:
Institutional Pharmacy	$67.9	14.0%	$(1.8)	(2.6)%	$69.7	14.1%
Hospital Management	2.9	0.6	0.1	3.6	2.8	0.5

Total Gross Profit	70.8	14.6	(1.7)	(2.3)	72.5	14.6
Selling, general and administrative expenses	54.0	11.2	(3.3)	(5.8)	57.3	11.7
Amortization expense	1.6	0.3	—	—	1.6	0.3
Integration, merger related costs and other charges	6.6	1.4	2.5	61.0	4.1	0.8
Interest expense, net	3.5	0.7	(0.2)	(5.4)	3.7	0.7

Income before provision for income taxes	5.1	1.0	(0.7)	(12.1)	5.8	1.1
Provision for income taxes	2.2	0.4	(0.3)	(12.0)	2.5	0.5

Net income	$2.9	0.6%	$(0.4)	(12.1)%	$3.3	0.6%

Institutional pharmacy gross profit for the three months ended June 30, 2008 was $67.9 million or $6.72 per prescription dispensed. Institutional pharmacy gross profit margin for the three months ended June 30, 2008 was 14.4% of institutional pharmacy revenue. This compares to institutional pharmacy gross profit of $69.7 million or $6.83 per prescription dispensed for the three months ended March 31, 2008. As a percent of institutional pharmacy revenue, gross profit margin was 14.5% for the three months ended March 31, 2008.

Institutional pharmacy gross profit margins decreased due to increased cost paid to contract labor in the period along with increased costs associated with delivery and associated fuel surcharges given the current economic environment.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Quarter Ended
	June 30,				March 31,
	2008		Increase (Decrease)		2008
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$27.8	5.7%	$(2.2)	(7.3)%	$30.0	6.1%
Provision for doubtful accounts	5.5	1.1	0.3	5.8	5.2	1.1
Supplies	1.9	0.4	0.2	11.8	1.7	0.3
Travel expenses	1.7	0.4	0.3	21.4	1.4	0.3
Professional fees	2.2	0.5	(0.5)	(18.5)	2.7	0.5
Stock-based compensation	1.1	0.2	0.1	10.0	1.0	0.2
Depreciation	2.7	0.6	(0.1)	(3.6)	2.8	0.6
Rent	2.7	0.6	—	—	2.7	0.5
Other costs	8.4	1.7	(1.4)	(14.3)	9.8	2.1

Total selling general and administrative expenses	$54.0	11.2%	$(3.3)	(5.8)%	$57.3	11.7%

The decrease of $3.3 million in selling, general and administrative expenses for the three months ended June 30, 2008 compared to the three months ended March 31, 2008, was primarily related to a decrease in wages, benefits and contract labor due to the reduction in force associated with pharmacy consolidations and a decrease in employer taxes and other benefits in the period. Due to the number of professionals in the organization, the Corporation recognizes a higher amounts of employer taxes and other benefits in the first quarter of the year compared to subsequent quarters. Professional fees declined $0.5 million in the three months ended June 30, 2008, due to the three months ended March 31, 2008 being higher than normal due to the timing of accounting fees associated with the cost of becoming compliant under the Sarbanes Oxley Act for the year.

Integration, merger related costs and other charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions):

	Quarter Ended
	June 30, 2008	March 31, 2008
Integration costs and other charges:
Professional and advisory fees	$0.9	$0.2
General and administrative	1.0	1.1
Employee costs	2.4	1.6
Severance costs	1.4	0.3
Facility costs	0.9	0.9

	6.6	4.1

Merger related costs:
Severance Costs	—	—

	—	—

Total integration, merger related costs and other charges	$6.6	$4.1

For the three months ended June 30, 2008 and March 31, 2008 the Corporation expensed approximately $6.6 million and $4.1 million of integration, merger related costs and other charges, respectively. The impact on earnings per share was a decrease of $0.12 and $0.08 for the three months ended June 30, 2008 and March 31, 2008, respectively.

The Corporation incurred integration, merger related costs and other charges for the three months ended June 30, 2008 and the three months ended March 31, 2008 related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC, costs to integrate information systems and duplicate costs associated with merging the overall corporate functions of KPS and PharMerica LTC.

During the three months ended June 30, 2008 and March 31, 2008, there were five and six pharmacy locations impacted by consolidation, respectively. The Corporation currently plans to complete the integration of its pharmacies by March 31, 2009 and substantially complete the integration of its operating platform by December 31, 2009.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008		March 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.9	0.2%
Equipment and software	4.9	1.0	4.9	1.0
Leased equipment	0.2	0.1	0.1	NM

Total depreciation expense	$5.6	1.2%	$5.9	1.2%

Depreciation expense recorded in cost of goods sold	$2.9	0.6%	$3.1	0.6%
Depreciation expense recorded in selling, general & administrative expenses	2.7	0.6	2.8	0.6

Total depreciation expense	$5.6	1.2%	$5.9	1.2%

Total Capital Expenditures	$3.6	0.7%	$8.2	1.7%

The decrease of $0.3 million in depreciation expense for the three months ended June 30, 2008 compared to the three months ended March 31, 2008 is due to certain leasehold improvements being fully depreciated in the three months ended March 31, 2008, partially offset by increased depreciation associated with the capital expenditures.

Amortization expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008		March 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade Names	$0.3	0.1%	$0.3	0.1%
Non-Compete Agreements	0.1	NM	0.2	NM
Customer Relationships	1.2	0.2	1.1	0.2

Total Amortization Expense	$1.6	0.3%	$1.6	0.3%

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008	March 31, 2008
	Amount	Amount
Interest Expense, net:
Debt—$240 million	$3.5	$3.9
Revolver (including commitment fees and letters of credit fees)	—	—

Subtotal	3.5	3.9
Other:
Interest expense (income)	(0.1)	(0.3)
Amortization of deferred financing fees	0.1	0.1

Total Interest Expense, net	$3.5	$3.7

Interest Rate (Excluding Applicable Margin):
Debt—$240 million Revolver	2.80%	4.96%
LIBOR—1 month, at beginning of period	2.70%	4.57%
LIBOR—1 month, at end of period	2.46%	2.70%
LIBOR—3 months, at beginning of period	2.69%	4.68%
LIBOR—3 months, at end of period	2.78%	2.69%

Interest expense for the three months ended June 30, 2008 and March 31, 2008 was $3.5 million and $3.7 million, respectively, as a result of the borrowings under the Credit Agreement partially offset by interest income on short-term investments. The Corporation paid down $10.0 million in the first quarter of 2008. The current applicable margin over the LIBO rate is 1.0%.

Tax Provision

The tax provision for the three months ended June 30, 2008 and March 31, 2008 was as follows (in million):

	Quarter Ended
	June 30, 2008	March 31, 2008
Tax provision	$2.2	$2.5

Total provision as a percentage of income	43.3%	43.5%

The effective tax rate for the three months ended June 30, 2008 was 43.3%, comprised of 35.0% for the federal rate and 8.3% for state rate and permanent rate differences. The effective tax rate for the three months ended March 31, 2008 was 43.5%, comprised of 35.0% for the federal rate and 8.5% for state rate and permanent rate differences.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended June 30, 2008 and March 31, 2008 (in millions):

Statement of Cash Flows

	Quarter Ended
	June 30, 2008	March 31, 2008
Cash flows provided by operating activities:
Net income	$2.9	$3.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.6	5.9
Amortization	1.6	1.6
Provision for bad debt	5.5	5.2
Integration, merger related costs and other charges	0.4	0.5
Stock-based compensation	1.1	1.0
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	1.6	2.5
Loss (gain) on disposition of equipment	0.6	—
Other	0.3	(0.3)
Change in operating assets and liabilities:
Accounts receivable	(5.0)	(9.6)
Inventories and other assets	4.0	(2.4)
Prepaids and other assets	(0.5)	4.9
Accounts payable	(7.4)	1.2
Salaries, wages and other compensation	(0.1)	(2.4)
Other accrued liabilities	2.3	(0.3)

Net cash provided by operating activities	13.0	11.2

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(3.6)	(8.2)
Cash proceeds from sale of assets	0.1	0.1

Net cash used in investing activities	(3.5)	(8.1)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	(10.0)
Cash contributions received from minority shareholders	—	0.1
Issuance of common stock	0.2	—

Net cash provided by (used in) financing activities	0.2	(9.9)

Change in cash and cash equivalents	9.7	(6.8)
Cash and cash equivalents at beginning of period	25.2	32.0

Cash and cash equivalents at end of period	$34.9	$25.2

Supplemental information:
Cash paid for interest	$3.5	$4.0

Cash paid for taxes	$0.6	$0.3

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$—	$(1.4)

Fair value of liabilities assumed or incurred	$—	$(1.4)

The following is a discussion of the Corporation’s Statement of Cash Flows for the three months ended June 30, 2008 compared to the three months ended March 31, 2008:

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (in millions):

	Quarter Ended
	June 30, 2008	March 31, 2008
Net cash provided by operating activities	$13.0	$11.2
Net cash used by investing activities	(3.5)	(8.1)
Net cash provided by (used in) financing activities	0.2	(9.9)

Net change in cash and cash equivalents	9.7	(6.8)
Cash and cash equivalents at beginning of period	25.2	32.0

Cash and cash equivalents at end of period	$34.9	$25.2

Operating Activities. Net cash provided by operating activities increased $1.8 million in the three months ended June 30, 2008 compared to the three months ended March 31, 2008. The increase in cash provided by operating activities is primarily due to the timing and nature of cash payments between periods.

Investing Activities. Net cash used in investing activities decreased $4.6 million for the three months ended June 30, 2008 compared to the three months ended March 31, 2008 due to less purchases of equipment in the second quarter 2008. The cash used in investing activities for the three months ended March 31, 2008 is primarily due to purchases of systems equipment to support the technology infrastructure of the Company as pharmacy locations consolidated.

Financing Activities. Net cash provided by financing activities changed $10.1 million in the period due to management’s decision not to make additional payments on long term debt in the three months ended June 30, 2008.

Total cash and cash equivalents as of June 30, 2008 were $34.9 million. Total cash and cash equivalents as of March 31, 2008 were $25.2 million. The increase in cash and cash equivalents during the three month period ended June 30, 2008, reflects the decision by management to utilize cash flows generated from operations to purchase equipment and make an additional payment on long-term debt in the first three months of the year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 as updated by the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the registrant, as amended (1)

3.2	Amended and Restated By-Laws of the registrant (1)

4.1	Specimen common stock certificate of the registrant (2)

10.45	Separation of Employment Agreement and General Release dated June 27, 2008 (3)

10.46	Separation of Employment Agreement and General Release dated July 25, 2008 (4)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.
(4)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 7, 2008	/s/ Gregory S. Weishar
Gregory S. Weishar Chief Executive Officer and Director

Date: August 7, 2008	/s/ Michael J. Culotta
Michael J. Culotta Executive Vice President and Chief Financial Officer

Date: August 7, 2008	/s/ Berard E. Tomassetti
Berard E. Tomassetti Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002