Form 10-Q
period 2008-09-30
PharMerica CORP
filed 2008-10-30
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2008
Common stock, $0.01 par value	30,465,451 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine months Ended September 30, 2007 and 2008

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$377.5	$486.2	$725.6	$1,467.6
Cost of goods sold	321.1	415.9	626.9	1,254.0

Gross profit	56.4	70.3	98.7	213.6
Selling, general and administrative expenses	46.8	50.5	81.2	161.8
Amortization expense	1.4	1.6	3.4	4.8
Integration, merger related costs and other charges (See Note 8)	46.8	7.1	52.5	17.8

Operating income (loss)	(38.6)	11.1	(38.4)	29.2
Interest expense, net	3.1	3.4	3.1	10.6

Income (loss) before income taxes	(41.7)	7.7	(41.5)	18.6
Provision (benefit) for income taxes	(14.7)	3.4	(14.6)	8.1

Net income (loss)	$(27.0)	$4.3	$(26.9)	$10.5

Earnings (loss) per common share:
Basic	$(1.07)	$0.14	$(1.46)	$0.35
Diluted	$(1.07)	$0.14	$(1.46)	$0.35

Shares used in computing earnings per common share:
Basic	25,112,843	30,105,157	18,407,991	30,081,596
Diluted	25,112,843	30,391,484	18,407,991	30,195,009

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and September 30, 2008

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32.0	$42.6
Accounts receivable, net	213.0	220.8
Inventories	77.9	77.9
Deferred tax assets	27.1	28.2
Prepaids and other assets	19.5	14.6

	369.5	384.1

Equipment and leasehold improvements	87.4	99.9
Accumulated depreciation	(30.0)	(42.1)

	57.4	57.8

Deferred tax assets	58.8	51.9
Goodwill	111.3	110.7
Intangible assets, net	77.5	72.7
Other	5.6	6.9

	$680.1	$684.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.5	$54.2
Salaries, wages and other compensation	40.5	37.3
Other accrued liabilities	8.9	11.5

	100.9	103.0

Long-term debt	250.0	240.0
Other long term liabilities	15.6	16.8
Commitments and contingencies (See Note 6)
Minority interest	4.4	-
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2007 and September 30, 2008	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,360,612 shares issued and outstanding, December 31, 2007 and 30,462,251 shares issued and outstanding, September 30, 2008	0.3	0.3
Capital in excess of par value	332.9	337.1
Accumulated other comprehensive loss	(2.6)	(2.2)
Retained deficit	(21.4)	(10.9)

	309.2	324.3

	$680.1	$684.1

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended September 30, 2007 and 2008

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Cash flows provided by operating activities:
Net income (loss)	$(27.0)	$4.3	$(26.9)	$10.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4.5	5.3	8.0	16.8
Amortization	1.4	1.6	3.4	4.8
Provision for bad debt	6.3	7.2	10.7	17.9
Integration, merger related costs and other charges	34.7	0.6	34.7	1.5
Stock-based compensation	0.4	1.4	0.6	3.5
Amortization of deferred financing fees	0.1	0.1	0.1	0.3
Deferred income taxes	(19.6)	2.8	(22.7)	6.9
Loss on disposition of equipment	0.8	0.2	0.9	0.8
Other	0.4	(0.3)	(0.4)	(0.3)
Change in operating assets and liabilities:
Accounts receivable	(7.5)	(12.0)	(28.3)	(26.6)
Inventories and other assets	(1.8)	(1.6)	(0.4)	-
Prepaids and other assets	(7.1)	0.1	(8.2)	4.5
Accounts payable	21.7	8.1	27.3	1.9
Salaries, wages and other compensation	6.4	0.9	7.5	(1.6)
Other accrued liabilities	6.4	(1.2)	6.8	0.8

Net cash provided by operating activities	20.1	17.5	13.1	41.7

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(11.2)	(6.0)	(14.5)	(17.8)
Acquisitions	(3.9)	(4.4)	(4.8)	(4.4)
Cash proceeds from sale of assets	-	0.1	-	0.3
Other	-	-	0.3	-

Net cash used in investing activities	(15.1)	(10.3)	(19.0)	(21.9)

Cash flows provided by (used in) financing activities:
Proceeds from long-term revolving credit facility	20.0	-	20.0	-
Repayments of long-term revolving credit facility	(20.0)	-	(20.0)	-
Proceeds from long-term debt	275.0	-	275.0	-
Repayments of long-term debt	(10.0)	-	(10.0)	(10.0)
Proceeds from spin-co loan	125.0	-	125.0	-
Repayment of spin-co loan	(250.0)	-	(250.0)	-
Payment of debt issuance costs	(2.0)	-	(2.0)	-
Dividends	(125.0)	-	(125.0)	-
Net contributions from Former Parent	8.0	-	17.3	-
Cash contributions received from minority shareholders	0.5	-	1.6	0.1
Issuance of common stock	-	0.5	-	0.7

Net cash provided by (used in) financing activities	21.5	0.5	31.9	(9.2)

Change in cash and cash equivalents	26.5	7.7	26.0	10.6
Cash and cash equivalents at beginning of period	3.2	34.9	3.7	32.0

Cash and cash equivalents at end of period	$29.7	$42.6	$29.7	$42.6

Supplemental information:
Transfers of property and equipment from Former Parent	$4.9	$-	$10.4	$-

Cash paid for interest	$0.9	$3.6	$0.9	$11.1

Cash paid for taxes	$-	$0.5	$0.7	$1.4

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$320.9	$-	$320.9	$(1.4)

Fair value of liabilities assumed or incurred	$174.1	$-	$174.1	$(1.4)

Stock issued and cash paid	$251.4	$-	$251.4	$-

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period Ended September 30, 2008

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount
Balance at December 31, 2007	30,360,612	$0.3	$332.9	$(2.6)	$(21.4)	$309.2

Comprehensive income:
Net income	-	-	-	-	10.5	10.5
Change in fair value of interest rate swap, net	-	-	-	0.4	-	0.4

Total comprehensive income	-	-	-	0.4	10.5	10.9

Grant and forfeiture of non-vested restricted stock	49,190	-	0.1	-	-	0.1
Exercise of stock options	52,449	-	0.6	-	-	0.6
Stock-based compensation - restricted stock	-	-	1.8	-	-	1.8
Stock-based compensation - stock options	-	-	1.7	-	-	1.7

Balance at September 30, 2008	30,462,251	$0.3	$337.1	$(2.2)	$(10.9)	$324.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates over 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

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

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying condensed consolidated financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the accompanying condensed consolidated financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. For accounting purposes, the results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as two separate businesses within two different public companies, Kindred and AmerisourceBergen.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The accompanying condensed consolidated financial statements include the accounts of the Corporation and its subsidiaries including certain accounts of KPS prior to the Pharmacy Transaction. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Corporation had a less than 100% interest were accounted for by the equity method. As of September 30, 2008, there were no minority interests.

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

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the consolidated balance sheets, results of operations, stockholders’ equity, and cash flows for the interim periods have been made and are of a recurring nature.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On July 9, 2008, the Corporation purchased the 49.0% minority interest held by a third-party in the Corporation’s joint ventures. The Corporation paid approximately $4.4 million in cash for the minority interest share of the joint ventures. The amount paid for the minority interest share of the joint ventures approximated fair value and resulted in the recognition of $0.2 million in goodwill as a result of the transaction, of which approximately $0.1 million included professional fees capitalized as part of the purchase price.

As of September 30, 2008, the Corporation no longer held a minority interest in any joint ventures. For the three and nine months ended September 30, 2007 minority interest income was $0.1 million and $0.9 million, respectively, and approximately $0.5 million for the nine months ended September 30, 2008. The Corporation had no minority interest income for the three months ended September 30, 2008. These amounts are recorded in cost of goods sold in the accompanying condensed consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of September 30, 2008, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial assets and liabilities disclosed at fair value at September 30, 2008 are set forth in the table below (in millions):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Derivative financial instrument	$(3.9)	$-	$(3.9)	$-	C
Deferred compensation plan	$(1.6)	$-	$(1.6)	$-	A

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value because of the nature or short-term maturity of these instruments.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

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

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (in millions):

	December 31, 2007	September 30, 2008
Institutional healthcare providers	$134.7	$147.4
Medicare Part D	60.5	59.1
Private payor and other	35.0	38.1
Insured	11.9	10.7
Medicaid	11.5	8.1
Medicare	2.8	3.2
Allowance for doubtful accounts	(43.4)	(45.8)

	$213.0	$220.8

0 to 60 days	64.8%	62.0%
61 to 120 days	17.4	19.1
Over 120 days	17.8	18.9

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (in millions):

	Beginning Balance	Acquisitions	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2007	$16.6	$25.7	$44.1	$(43.0)	$43.4
Nine Months Ended September 30, 2008	$43.4	$-	$17.9	$(15.5)	$45.8

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred and included in selling, general and administrative expenses. Major rebuilds and improvements are capitalized. For the three and nine months ended September 30, 2007 maintenance and repairs were approximately $1.8 million and $3.1 million, respectively, and approximately $1.7 million and $5.5 million for the three and nine months ended September 30, 2008, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three and nine months ended September 30, 2007 or 2008.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

Costs incurred by the Corporation in the development or obtaining of internal software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than seven years and are subject to impairment evaluations in accordance with SFAS 144. Amounts capitalized in equipment and leasehold improvements for internal software costs were $3.4 million and $5.0 million as of December 31, 2007 and September 30, 2008, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for substantially all employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. As of December 31, 2007 and September 30, 2008, the Corporation had approximately $8.8 million and $3.0 million, respectively, recorded as a liability for self-insured employee health benefits. For the three and nine months ended September 30, 2007 self-insured employee health benefits expenses were $1.6 million and $4.5 million, respectively, and $0.3 million and $10.4 million for the three and nine months ended September 30, 2008, respectively.

On September 5, 2008, the Corporation received a $2.1 million refund as a result of over charges on self-insured employee health benefits. Approximately $1.2 million of the refund related to charges from August 2007 through December 2007. For the three months ended September 30, 2008, employee benefits classified in cost of goods sold and selling, general and administrative expenses were reduced by $1.5 million and $0.6 million, respectively.

Supplier Rebates

The Corporation receives rebates on purchases from its various vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three and nine months ended September 30, 2007 rebates were $11.5 million and $19.3 million, respectively, and $12.1 million and $38.7 million for the three and nine months ended September 30, 2008, respectively. The Corporation had approximately $2.9 million and $3.0 million of rebates capitalized in inventory as of December 31, 2007 and September 30, 2008, respectively.

Delivery Expenses

The Corporation incurred expenses totaling approximately $11.6 million and $24.6 million for the three and nine months ended September 30, 2007, respectively, and $15.9 million and $47.3 million for the three and nine months ended September 30, 2008, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated statements of operations.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The changes in the fair value of the interest rate swap for the nine months ended September 30, 2007 and 2008 resulted in a comprehensive loss of $1.9 million and $0.6 million, respectively, or $1.2 million and $0.4 million net of income taxes, respectively. Accumulated other comprehensive loss at December 31, 2007 and September 30, 2008 was $2.6 million and $2.2 million, respectively. The interest rate swap is described more fully in Note 5.

Stock Based Compensation

The Corporation accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the Corporation recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

The following table summarizes stock compensation of the Corporation for the periods presented (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Nonvested stock and stock option expense	$0.4	$1.4	$0.6	$3.5
Income tax benefit	$0.2	$0.6	$0.3	$1.5
Effect of stock based compensation expense per share	$0.01	$0.03	$0.02	$0.07

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2008, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities. If the Corporation were to no longer attain revenues from this customer, it would have a material impact on the Corporation’s results of operations.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No. 141(R), prospectively, will have a material effect on the Corporation’s results of operations and financial position, to the extent the Corporation has acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed, such as accounting, legal and other professional fees.

In December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement No. 141(R). The adoption of SFAS No. 160 will not have a material effect on the Corporation’s results of operations, cash flows or financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

Fair value of 15.0 million shares at $16.76 per share issued to PharMerica LTC	$251.4
Fair value of the liabilities assumed:
Current liabilities	32.9
Capital lease obligations	0.1
Deferred tax liabilities	12.3
Long-term liabilities	7.1
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125.0

Total fair value of liabilities assumed	177.4

Total fair value of liabilities assumed and shares issued	428.8
Legal, advisory and other acquisition costs incurred by KPS	7.9

Total purchase price	$436.7

The allocation of the purchase price was as follows:
Current assets	$243.6
Equipment and leasehold improvements	32.8
Identifiable intangible assets	44.5
Other assets	52.8
Goodwill	63.0

$436.7

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The following are the estimated fair values of the equipment and leasehold improvements of PharMerica LTC acquired at the date of acquisition (in millions, except weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$4.1	0.8
Equipment and software	28.0	3.7
Leased equipment	0.7	1.3

Total equipment and leasehold improvements	$32.8	2.5

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

The pro forma effect of the PharMerica LTC acquisition assuming the Pharmacy Transaction occurred on January 1, 2007 excluding integration, merger related costs and other charges would be as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues	$481.8	$1,449.0
Net income	$1.9	$4.4
Earnings per common share:
Basic	$0.06	$0.15
Diluted	$0.06	$0.15

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (in millions):

	December 31, 2007	September 30, 2008
Leasehold improvements	$9.0	$9.2
Equipment	76.5	84.9
Leased equipment	0.7	0.7
Construction in progress	1.2	5.1

	87.4	99.9
Accumulated depreciation	(30.0)	(42.1)

	$57.4	$57.8

The following represents a progression of the Corporation’s activity in equipment and leasehold improvements for the nine months ended September 30, 2008 (in millions):

	Balance at December 31, 2007	Additions	Disposals	Balance at September 30, 2008
Equipment and leasehold improvements:
Leasehold improvements	$9.0	$1.7	$(1.5)	$9.2
Equipment	76.5	13.7	(5.3)	84.9
Leased equipment	0.7	-	-	0.7
Construction in progress	1.2	4.0	(0.1)	5.1

SubTotal	87.4	19.4	(6.9)	99.9
Accumulated depreciation	(30.0)	(16.8)	4.7	(42.1)

Total	$57.4	$2.6	$(2.2)	$57.8

Depreciation expense totaled approximately $4.9 million and $8.4 million for the three and nine months ended September 30, 2007, respectively, and $5.3 million and $16.8 million for the three and nine months ended September 30, 2008, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the period presented (in millions):

Balance at December 31, 2007	$111.3
Purchase adjustments to Goodwill recorded from acquisitions	(0.6)

Balance at September 30, 2008	$110.7

The purchase adjustments in the period related to the acquisitions of PharmaSTAT, LLC (acquired August 1, 2006), the Pharmacy Transaction, and the buy-out of the minority interest held by a third-party in the Corporation’s joint ventures in July 2008. Approximately $1.1 million of contingent payments were released from escrow to PharmaSTAT, LLC under the terms of the purchase agreement and $0.2 million as a result of the buy-out of the joint venture interests in July 2008. The remaining change related to a reduction in liabilities assumed of $1.9 million related to the Pharmacy Transaction based on subsequent facts and circumstances.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

The following table presents the components of the Corporation’s intangible assets (in millions):

Finite Lived Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Tradenames
December 31, 2007	$27.9	$(0.6)	$27.3
September 30, 2008	$27.9	$(1.6)	$26.3
Non-competition agreements
December 31, 2007	$2.4	$(1.0)	$1.4
September 30, 2008	$2.4	$(1.3)	$1.1
Customer relationships
December 31, 2007	$57.4	$(8.6)	$48.8
September 30, 2008	$57.4	$(12.1)	$45.3
Total amortized intangible assets:
December 31, 2007	$87.7	$(10.2)	$77.5
September 30, 2008	$87.7	$(15.0)	$72.7

Amortization expense relating to finite lived intangible assets was approximately $1.4 million and $3.4 million for the three and nine months ended September 30, 2007, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2008, respectively.

NOTE 5—CREDIT AGREEMENT

On the Closing Date, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consisted of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the initial financings entered into by KPS and PharMerica LTC, to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of indebtedness.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The table below summarizes the term debt and revolving credit facility of the Corporation (in millions):

	December 31, 2007	September 30, 2008
2007 Credit Agreement:
Term Debt - payable to lenders at LIBOR plus applicable margin (4.0% as of September 30, 2008), matures July 31, 2012	$250.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	-	-

Long-term debt	$250.0	$240.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (in millions):

Year Ending December 31,
2008	$-
2009	-
2010	-
2011	-
2012	240.0

$240.0

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

The Corporation had a total of $250.0 million in term loans outstanding as of December 31, 2007, and $240.0 million as of September 30, 2008, under the Credit Agreement. The Corporation had no borrowings under the revolving credit facility as of December 31, 2007 or September 30, 2008. The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2008 was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of September 30, 2008. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any requested future borrowing.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter. The leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ending December 31, 2008.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Requirement	Level at December 31, 2007	Level at September 30, 2008
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	2.57	3.30
Maximum Total Leverage Coverage Ratio	< = 4.50 to 1.00	2.99	2.15
Capital Expenditure	< = 3.00	1.40%	**

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

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap was $200.0 million as of December 31, 2007 and September 30, 2008.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheet at its fair value. The fair value of the Corporation’s interest rate swap at December 31, 2007 and September 30, 2008, and reflected as a liability of approximately $4.2 million and $3.9 million, respectively, is included in other long term liabilities in the Corporation’s accompanying condensed consolidated balance sheets.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at December 31, 2007 and September 30, 2008, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions. However, the Corporation does not anticipate non-performance by JPMorgan. The Corporation prohibits the use of derivative instruments for trading or speculative purposes.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. Amortization expense relating to deferred financing fees was approximately $0.1 million for the three and nine months ended September 30, 2007, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively. Amortization expense relating to deferred financing fees is included in interest expenses, net in the accompanying condensed consolidated statement of operations. As of December 31, 2007 and September 30, 2008, the Corporation had approximately $1.8 million and $1.5 million, respectively, in unamortized deferred financing fees.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of such legal proceedings are, in the opinion of management, expected to have a material adverse effect on the condensed consolidated financial position, results of operations or liquidity of the Corporation.

Effective October 1, 2007, Centers for Medicare & Medicaid Services (“CMS”) promulgated new rules under the Deficit Reduction Act of 2005 (“DRA”) changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule to the extent that such action would affect Medicaid reimbursement rates for pharmacies under the Medicaid program. The Medicare Improvements for Patients and Providers Act of 2008 delays the use of AMP in setting the payment limit for generic drugs under Medicaid until October 1, 2009. This legislation also delays the public disclosure of AMP data until October 1, 2009. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have a material adverse impact on our business and results of operations.

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

In May 2008, First DataBank, Inc. filed amendments with the courts to the proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will be required to (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs' previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court-supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The adjustments to Blue Book AWP will become effective on or about ninety days after final court approval of the amended settlement agreement. The approval process will, again, require a preliminary approval by the court, notification to the class, and final approval by the court. The adjustments will be effective on or about 90 days from the final approval of the court of the amended settlement agreement. The Court granted preliminary approval of the amended settlement on July 14, 2008. The order also gave preliminary certification to the settlement class. Further the court scheduled a final fairness hearing for December 17, 2008 to consider (1) whether to certify the class and (2) the fairness, reasonableness, and adequacy of the settlement.

Currently, we are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. In addition, the Kindred TSA may be extended for a period not to exceed 90 days, upon mutual agreement by the parties. The Corporation and Kindred have extended the Kindred TSA for a period of 90 days pursuant to the agreement. Kindred will provide such services at its cost, which were actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA will expire on October 31, 2008. As of September 30, 2008, the Corporation has substantially transitioned all services covered by the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen provided the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of twelve months following the Closing Date. AmerisourceBergen provided such services at its cost, which were the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA expired on July 31, 2008.

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

The following is a summary of lease expense incurred by the Corporation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Pharmacy locations and administrative offices lease expense	$3.3	$4.2	$6.4	$12.8
Office equipment lease expense	0.8	1.3	1.3	4.7

Total lease expense	$4.1	$5.5	$7.7	$17.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the next five years and thereafter indicated (in millions):

Year Ending December 31,	Operating Leases
2009	$13.9
2010	9.7
2011	6.4
2012	4.3
2013	3.0
Thereafter	7.1

Total	$44.4

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D (“the Part D”), state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating systems are automatically updated with the amount to be reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipt.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

A summary of revenues by payor type follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008

	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$173.1	45.9%	$219.5	45.1%	$321.3	44.3%	$665.6	45.4%
Institutional healthcare providers	110.0	29.1	141.9	29.2	228.2	31.4	434.6	29.6
Medicaid	34.4	9.1	46.3	9.5	61.7	8.5	138.7	9.5
Private and other	26.7	7.1	35.5	7.3	43.9	6.1	100.4	6.8
Hospital management fees	13.5	3.6	14.6	3.0	40.7	5.6	44.5	3.0
Insured	17.0	4.5	25.7	5.3	22.6	3.1	75.8	5.2
Medicare	2.8	0.7	2.7	0.6	7.2	1.0	8.0	0.5

Total	$377.5	100.0%	$486.2	100.0%	$725.6	100.0%	$1,467.6	100.0%

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

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility, subsequent to which the PDPs are responsible for reimbursement. At December 31, 2007 and September 30, 2008, the Corporation had dual eligible co-pay receivables from the PDPs of $6.0 million and $5.4 million, respectively, of which approximately 86% and 90% were fully reserved at December 31, 2007 and September 30, 2008, respectively.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Integration costs and other charges:
Allowance for doubtful accounts	$27.9	$-	$27.9	$-
Professional and advisory fees	-	0.4	-	1.5
General and administrative	-	0.5	-	2.6
Employee costs	-	2.3	0.1	6.3
Severance costs	0.5	2.0	0.5	3.7
Facility costs	-	1.9	-	3.7

	28.4	7.1	28.5	17.8

Merger related costs:
Professional and advisory fees	5.6	-	8.0	-
General and administrative	4.9	-	5.4	-
Employee costs	4.9	-	7.6	-
Severance costs	2.2	-	2.2	-
Facility costs	0.7	-	0.7	-
Other	0.1	-	0.1	-

	18.4	-	24.0	-

Total integration, merger related costs and other charges	$46.8	$7.1	$52.5	$17.8

Negative effect on diluted earnings per share	$(1.21)	$(0.13)	$(1.85)	$(0.33)

Integration, merger related costs and other charges relate to the consolidation of pharmacies within a similar location, costs associated with the spin-offs of KPS and PharMerica LTC from Kindred and AmerisourceBergen, respectively, and costs to integrate information systems and duplicative costs associated with merging the overall corporate function of KPS and PharMerica LTC.

As the Corporation continues to integrate the businesses of PharMerica LTC and KPS additional costs will be incurred. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs will be recognized as an expense to the Corporation as incurred.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of December 31, 2007 and September 30, 2008, there were no shares of preferred stock outstanding.

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

2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) (as amended May 30, 2008) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Incentive Plan.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Additionally, subsequent to March 10, 2008 the Compensation Committee granted stock based compensation awards with respect to 76,638 shares of common stock under the Omnibus Plan with a grant price of $16.44 to $23.79 per share, 72,548 shares of nonvested stock to a newly appointed board of director and new employees of the Corporation and performance share units with a performance target of 947 shares. The terms and conditions of these awards have similar terms to other awards granted by the Compensation Committee.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock option compensation expense	$0.4	$0.8	$0.5	$1.7
Nonvested stock compensation expense	-	0.6	0.1	1.8

Total Stock Compensation Expense	$0.4	$1.4	$0.6	$3.5

As of September 30, 2008, there was $10.2 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over a weighted average period of 2.1 – 2.7 years depending on the type of award granted.

Total estimated compensation expense for the Corporation’s stock options and restricted stock awards for the current year and next five years and thereafter are as follows (in millions):

Year Ending December 31,
2008	$4.8
2009	4.0
2010	3.7
2011	1.1
2012	0.1
2013	-
Thereafter	-

Total	$13.7

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	2007	2008
Expected volatility	33.3 - 45.0%	33.3 - 41.7%
Risk free interest rate (range)	4.55 - 4.98%	1.53 - 2.45%
Expected dividends	-	-
Average expected term (years)	0.3 - 5.0	2.0 - 5.0
Fair value per share of stock options granted	$5.82	$4.67

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

During the first nine months of 2008, the Compensation Committee granted 324,507 stock options under the Omnibus Plan. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted during the nine months ended September 30, 2008, was $4.67 per share. The fair value of stock options exercised for the nine months ended September 30, 2008 was $0.3 million. The total fair value of shares vested was $1.9 million for the nine months ended September 30, 2008.

The following table summarizes option activity for the periods presented (as stated):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parent’s Omnibus Plan	(127,787)	21.56
Effect of Pharmacy Transaction on options	479,302	12.73
Granted	1,072,695	16.31
Exercised	-	-
Canceled	(281,614)	15.09

Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(52,449)	13.23
Canceled	(172,977)	14.78

Outstanding at September 30, 2008	1,369,464	$15.45	5.8 years	$9.6

Exercisable at September 30, 2008	352,736	$14.97	4.9 years	$2.7

Total shares available for grant	2,234,037

Nonvested Shares

During the first nine months of 2008, the Compensation Committee granted 72,548 shares of nonvested stock and 68,275 performance share units under the Omnibus Plan. The total fair value of shares vested for the nine months ended September 30, 2008 was $1.1 million.

The following table summarizes nonvested shares activity for the periods presented (as stated):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parent’s Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on nonvested shares and units	55,340	6.66
Granted	365,888	16.31
Forfeited	(51,666)	12.71
Vested	(8,658)	14.18

Outstanding shares at December 31, 2007	360,904	$15.13

Granted	140,823	16.83
Forfeited	(33,456)	12.87
Vested	(69,204)	16.17

Outstanding at September 30, 2008	399,067	$15.98

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Other Plans

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan documents. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan were $0.8 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2008, respectively.

NOTE 10—INCOME TAXES

The following table summarizes our provision for income taxes for the three and nine months ended September 30, 2007 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Tax provision (benefit)	$(14.7)	$3.4	$(14.6)	$8.1

Total provision (benefit) as a percentage of pre-tax income (loss)	35.2%	42.9%	35.2%	43.2%

The increase in our provision for income taxes as a percentage of taxable income for the three and nine months ended September 30, 2008 compared to the comparable 2007 periods was primarily the result of the Pharmacy Transaction and increases in non-deductible expenses associated with the Corporation’s operations as a stand-alone company. The effective tax rates in 2008 and 2007 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various non-deductible expenses.

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $85.9 million at December 31, 2007 and $80.1 million at September 30, 2008, net of valuation allowances.

The Corporation derives a current federal and state income tax benefit from the impact of deductions derived from the amortization of tax-deductible goodwill acquired in the 2007 Pharmacy Transaction. At the transaction date, the tax basis of this goodwill was $126.3 million, amortizable over a remaining life for tax purposes of approximately six years. The tax basis of this goodwill was approximately $112.9 million and $89.0 million at December 31, 2007 and September 30, 2008, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets. As of September 30, 2008, the Corporation has tax benefits from federal net operating loss carryforwards of $11.6 million.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Prior to the Pharmacy Transaction, KPS was included in the consolidated federal and state income tax returns filed by Kindred. Kindred allocated the consolidated federal and state income tax liabilities among the members of the consolidated return group as if KPS was a separate taxpayer, and the results of the corresponding tax liability were settled with Kindred through stockholders’ equity. The federal statute of limitations remains open for tax years 2004 through 2007. As a result of the consummation of the Pharmacy Transaction, subsequent to the spin-off, KPS is no longer included in Kindred’s income tax filings but is a part of the consolidated federal and state income tax returns filed by the Corporation.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Numerator for basic and diluted earnings per share—net income (loss)	$(27.0)	$4.3	$(26.9)	$10.5

Denominator:
Denominator for basic earnings per share—weighted average shares	25,112,843	30,105,157	18,407,991	30,081,596
Effect of dilutive securities:
Employee Stock Options	-	197,176	-	71,802
Employee restricted shares	-	89,151	-	41,611

Denominator for diluted earnings per share—adjusted weighted average shares	25,112,843	30,391,484	18,407,991	30,195,009

Basic earnings per share	$(1.07)	$0.14	$(1.46)	$0.35

Diluted earnings per share	$(1.07)	$0.14	$(1.46)	$0.35

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
Institutional pharmacies	$364.0	$471.6	$684.9	$1,423.1
Hospital pharmacy management	13.5	14.6	40.7	44.5

	$377.5	$486.2	$725.6	$1,467.6

Net income (loss):
Segment operating income:
Institutional pharmacies	$17.8	$28.4	$35.4	$79.1
Hospital pharmacy management	2.0	2.2	6.2	7.0

Segment operating income	19.8	30.6	41.6	86.1
Allocated Kindred corporate services	(1.6)	-	(8.4)	-
Rent	(4.1)	(5.5)	(7.7)	(17.5)
Depreciation and amortization	(5.9)	(6.9)	(11.4)	(21.6)
Integration, merger related costs and other charges	(46.8)	(7.1)	(52.5)	(17.8)
Interest expense, net	(3.1)	(3.4)	(3.1)	(10.6)

Income (loss) before income taxes	(41.7)	7.7	(41.5)	18.6
Provision (benefit) for income taxes	(14.7)	3.4	(14.6)	8.1

Net income (loss):	$(27.0)	$4.3	$(26.9)	$10.5

Rent:
Institutional pharmacies	$4.1	$5.4	$7.7	$17.4
Hospital pharmacy management	-	0.1	-	0.1

	$4.1	$5.5	$7.7	$17.5

Depreciation and amortization:
Institutional pharmacies	$5.9	$6.9	$11.4	$21.6
Hospital pharmacy management	-	-	-	-

	$5.9	$6.9	$11.4	$21.6

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$11.2	$6.0	$14.5	$17.8
Hospital pharmacy management	-	-	-	-

	$11.2	$6.0	$14.5	$17.8

	December 31, 2007	September 30, 2008
Assets:
Institutional pharmacies	$672.3	$675.8
Hospital pharmacy management	7.8	8.3

	$680.1	$684.1

Goodwill:
Institutional pharmacies	$111.3	$110.7
Hospital pharmacy management	-	-

	$111.3	$110.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the Corporation’s continued focus on its initiatives of improving client retention and streamlining our operations and billing processes, the information concerning the Corporation’s possible future results of operations, the continued benefits and synergies to be obtained from the Pharmacy Transaction, the Corporation’s ability to purchase acquisition targets, and the strength of the Corporation’s financial performance during the remainder of 2008. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

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

•	the effects of intense competition in the markets in which we operate;
•	the effects of retaining existing customers and service contracts and ability to attract new customers for growth of the Corporation’s business;
•	the effects of renegotiating contract pricing relating to significant customers;
•	the effects of the loss or bankruptcy of or default by a significant customer or customers, supplier or other entity relevant to the Corporation’s operations;
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

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the ability to obtain financing for acquisitions from the various lendors in the senior secured credit facility;
•	further consolidation of managed care organizations and other third party payors;
•	political and economic conditions nationally, regionally and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond the Corporation’s control;
•	the increases in energy costs and the impact on the costs of delivery expense and utility expense;
•	elimination of, changes in or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

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

•	the Corporation’s ability to ensure and maintain an effective system of internal controls over financial reporting;
•	the Corporation’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act and regulatory investigations;
•	the effects on the Corporation’s results of operations related to the accounting for the costs of acquisitions as a result of new accounting rules;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;
•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;
•	the adequacy of our facilities to accommodate our anticipated needs;
•	the Corporation’s ability to anticipate shift in demand for generic drug equivalents;
•	adverse results in material litigation matters or governmental inquiries that could have a material adverse effect upon the Corporation’s business;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission.

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

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying condensed consolidated financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying condensed consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the accompanying condensed consolidated financial statements of the current period reflect the financial position, results of operation and cash flows of the Corporation. For accounting purposes, the results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the business was operated as separate businesses within two different public companies, Kindred and AmerisourceBergen.

Reporting Entity

The financial statements included in this quarterly report on Form 10-Q as of December 31, 2007 and September 30, 2008 and for the three and nine month periods ended September 30, 2007 and 2008 reflect the financial position, results of operations and cash flows of the Corporation, which during the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. As noted above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC based upon the application of criteria specified in SFAS No. 141, Business Combinations. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. The results of the Pharmacy Transaction are included in the results of operations of the Corporation beginning August 1, 2007. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and cash flows of the Corporation as of and for the three and nine months ended September 30, 2008 and historically of KPS on a stand-alone basis for all periods prior to August 1, 2007. The financial condition, results of operations and cash flows of the Corporation as of September 30, 2007 and for the three and nine months ended September 30, 2007 may not be indicative of the Corporation’s performance or reflect what the Corporation’s financial conditions, results of operations and cash flows would have been had the Pharmacy Transaction been consummated as of January 1, 2007 or had the Corporation operated as a separate, stand-alone entity during the periods presented.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates over 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

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

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions. At September 30, 2008, we had contracts to provide pharmacy services to 325,613 licensed beds for patients in healthcare facilities in 40 states.

For the three and nine months ended September 30, 2008, the Corporation derived approximately 13.0%, of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities. If the Corporation were to no longer attain revenues from this customer or if this customer’s pricing was renegotiated, it would have a material impact on the Corporation’s results of operations.

Hospital Pharmacy Services. At September 30, 2008, the Corporation had provided hospital management services to 85 locations. For the three and nine months ended September 30, 2008, revenues under these contracts constituted approximately 3.0% of our total revenues.

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

Brand versus Generic

In 2007, generic drugs increased approximately 30% to a new industry high of 682 drugs. With today’s generic drugs accounting for nearly 67% of the volume of all U.S. prescriptions dispensed, an anticipated expansion of new generics in 2008 will play an increased role in the way the Corporation positions itself in 2008 and beyond. As we move through 2008 and beyond, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations. It’s also estimated that drugs worth approximately $60.0 – $70.0 billion will lose their patent protection in the next few years. We dispense approximately 70% generic and 30% branded drugs.

The following table summarizes the brand drugs scheduled for generic conversion for the remainder of the year and next three years:

2008	2009	2010	2011
Mirapex Cosopt Trusopt Imitrex * Depakote Sprinkles * Keppra Dynacirc	Zerit * Depakote ER Ambien CR * Topamax Adderall XR Cardizem Casodex Cellcept Primaxin Glyset Alphagan P * Prevacid Valtrex Prandin Acular	Cozaar Hyzaar * Flomax * Lipitor Starlix Arimidex Epivir * Advair Diskus * Effexor XR * Aricept	* Actos * Levaquin Xalatan Caduet Femara * Zyprexa

* Denotes top 50 drug spend as of September 30, 2008

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic will decrease our revenue but at the same time improve our gross margin from sales of these classes of drugs. The amount of improvement in gross margin is also dependent on the particular brand not being granted an exclusivity period. In addition, if we can successfully manage to lower our acquisition cost on a broad range of generics, management believes it can improve the Corporation’s overall gross margin. However, costs associated with consolidating selected pharmacies and system integration can offset and therefore negate any improvement in gross margin.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share and/or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. We are presently receiving generic rebates through the ProGen Program at ABDC. Rebates recorded by the Corporation were $11.5 million and $19.3 million for the three and nine months ended September 30, 2007, respectively, and $12.1 million and $38.7 million for the three and nine months ended September 30, 2008, respectively.

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

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred will provide the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of up to twelve months following the Closing Date. In addition, the Kindred TSA may be extended for a period not to exceed 90 days, upon mutual agreement by the parties. The Corporation and Kindred have extended the Kindred TSA for a period of 90 days pursuant to the agreement. Kindred will provide such services at its cost, which were the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA will expire on October 31, 2008. As of September 30, 2008, the Corporation has substantially transitioned all services covered by the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement, AmerisourceBergen provided the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of twelve months following the Closing Date. AmerisourceBergen provided such services at its cost, which were the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA expired on July 31, 2008.

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

A summary of our revenues by payor type follows (in millions):

	Three Months Ended March 31,				Three Months Ended June 30,
	2007		2008		2007		2008

	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$76.7	43.9%	$228.9	46.2%	$71.5	41.2%	$217.2	44.7%
Institutional healthcare providers	59.3	33.9	146.3	29.6	58.9	34.0	146.4	30.1
Medicaid	13.6	7.8	47.5	9.6	13.7	7.9	44.9	9.2
Private and other	8.3	4.8	30.9	6.2	8.9	5.2	34.0	7.0
Hospital management fees	13.5	7.7	14.9	3.0	13.7	7.9	15.0	3.1
Insured	1.2	0.7	23.9	4.8	4.4	2.5	26.2	5.4
Medicare	2.1	1.2	2.7	0.6	2.3	1.3	2.6	0.5

Total	$174.7	100.0%	$495.1	100.0%	$173.4	100.0%	$486.3	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008

	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$173.1	45.9%	$219.5	45.1%	$321.3	44.3%	$665.6	45.4%
Institutional healthcare providers	110.0	29.1	141.9	29.2	228.2	31.4	434.6	29.6
Medicaid	34.4	9.1	46.3	9.5	61.7	8.5	138.7	9.5
Private and other	26.7	7.1	35.5	7.3	43.9	6.1	100.4	6.8
Hospital management fees	13.5	3.6	14.6	3.0	40.7	5.6	44.5	3.0
Insured	17.0	4.5	25.7	5.3	22.6	3.1	75.8	5.2
Medicare	2.8	0.7	2.7	0.6	7.2	1.0	8.0	0.5

Total	$377.5	100.0%	$486.2	100.0%	$725.6	100.0%	$1,467.6	100.0%

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

Medicare

The Medicare program historically consisted of three parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers such as I.V.’s; and (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C. Medicare Part A provides reimbursement for extended care services to patients in skilled nursing facilities. Under Medicare Part A skilled nursing facilities are reimbursed using a prospective payment system, or “PPS”. Under PPS, Medicare pays a federal daily rate for virtually all covered skilled nursing facility services, including most of the dispensed pharmaceuticals. Medicare provides such customers a federal daily rate to cover the costs of all covered goods and services provided to Medicare patients, which include certain pharmaceutical and other goods and services provided by us. We bill skilled nursing facilities based upon a negotiated fee schedule and are paid based on those contractual relationships. We do not receive direct payment from Medicare for patients covered under the Medicare Part A benefit. Under Medicare Part B, we are entitled to payment directly from Medicare for products that replace a bodily function, home medical equipment and supplies and a limited number of specifically designated prescription drugs.

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

Incentives for electronic Prescribing – Makes providers who electronically prescribe (“e-Rx”) eligible to receive bonus payments based on a percentage of Medicare allowable charges through 2013. Proposes penalty payments beginning in 2014 for providers who fail to use e-Rx. Also defines provider eligibility and ineligibility for bonuses in terms of volume and types of claims submitted electronically and compliance with Part D standards.

Low-Income Subsidy – The legislation eliminates the Part D late-enrollment penalty for low income beneficiaries and specifies that certain income and assets be disregarded in determining eligibility for the low-income subsidy program in Part D. MIPPA will also provide additional funds to federal and state entities to increase outreach efforts to encourage eligible individuals to enroll in those programs.

Long-Term Care Pharmacies – Beginning 2010, Long-term care (“LTC”) pharmacies will be required to submit Part D claims to PDP’s no less than 30 days but no more than 90 days for reimbursement.

Formularies – This provision legislatively expands the list of covered Part D drugs. This provision also offers CMS the authority to designate certain classes of drugs a protected status. It is likely that CMS will maintain its current six protected classes policy – antidepressants, antipsychotics, antiretrovirals, immunosuppresants, anticonvulsants, and antineoplastics – and could designate additional classes of drugs, such as multiple sclerosis therapies the protected status.

Medicaid (Pharmacy Reimbursement) – Delays use of Average Manufacturer Price (AMP) in setting Federal Upper Limits (FULs) of Reimbursement for multiple source drugs through September 30, 2009. Also delays public posting of AMP data until October 1, 2009. Use of AMP in FULs and public posting of AMP data are currently on hold due to a court-imposed injunction. This provision ensures the delay remains in place through next year, affording pharmacists the opportunity to work with Congress on permanent changes to the AMP rule. During the delay, FULs would be set using the pre-DRA formula (i.e., 150% of lowest published price [e.g., AWP]) but would be set for multiple source drugs as defined by the DRA (2 or more [rather than 3+] equivalent products).

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

In May 2008, First DataBank, Inc. filed amendments with the courts to the proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will be required to (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court-supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The adjustments to Blue Book AWP will become effective on or about ninety days after final court approval of the amended settlement agreement. The approval process will, again, require a preliminary approval by the court, notification to the class, and final approval by the court. The adjustments will be effective on or about 90 days from the final approval of the court of the amended settlement agreement. The Court granted preliminary approval of the amended settlement on July 14, 2008. The order also gave preliminary certification to the settlement class. Further the court scheduled a final fairness hearing for December 17, 2008 to consider (1) whether to certify the class and (2) the fairness, reasonableness, and adequacy of the settlement.

Currently, we are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

Further, in order to rein in healthcare costs, the Corporation anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Corporation cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation will have on its business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on the Corporation of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Corporation’s business.

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

Key Indicators Reviewed by Management

The Corporation’s management reviews the following indicators in analyzing our consolidated financial performance: net revenues, with a particular focus on institutional pharmacy revenues; prescriptions dispensed; revenues per prescriptions dispensed; productivity factors on prescriptions dispensed per productive labor hour; generic dispensing rate; brand dispensing rate; customer licensed beds; patients serviced; prescriptions per patient dispensed; gross margin percentage; operating income; diluted earnings per share; days sales outstanding; the ratio of cash collections to revenue recognized; inventory turnover; and adjusted Earnings Before Interest Income/Expense, Taxes, Depreciation, Amortization, Integration, Merger Related Costs and Other Charges (“Adjusted EBITDA”) as discussed later under the caption Adjusted EBITDA. We believe these measures highlight key business trends and are important in evaluating our overall performance.

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

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies and private payors. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. To provide for accounts receivable that could become uncollectible in the future, we established an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainties lie with the private payors, which include co-payments and deductibles from individual patients, dual eligible co-payments that are due from PDP’s, and payments due from some long-term care institutions. In addition, certain drugs dispensed are subject to being returned and if returned, the responsible paying party is due back a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2007 and September 30, 2008, were $43.4 million and $45.8 million, respectively.

In addition, the allowance for contractual returns and revenue allowances was $10.6 million and $7.1 million at December 31, 2007 and September 30, 2008, respectively.

Our provision for doubtful accounts included in our statements of operations excluding the impact of the third quarter 2007 change in estimate was as follow (in millions):

	2007		2008
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$1.1	0.6%	$5.2	1.1%
Second Quarter	3.3	1.9	5.5	1.1
Third Quarter	6.3	1.7	7.2	1.5
Fourth Quarter	5.5	1.1	N/A	N/A

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDPs are responsible for reimbursement. At December 31, 2007 and September 30, 2008, the Corporation had dual eligible co-pay receivables from the PDPs of $6.0 million and $5.4 million, respectively, of which approximately 86% and 90% were reserved at December 31, 2007 and September 30, 2008, respectively.

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

We determine the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the allowance for doubtful accounts. We monitor and review trends by payor classification along with the composition of our aging accounts receivable. This review is focused primarily on trends in private and other payor, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, we analyze other factors such as revenue days in accounts receivables, denial trends by payor types, cash collections in relation to revenue recognized, subsequent cash collections, and current events that may impact payment patterns of our long-term care institution customers.

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	2007	2008
First Quarter	41.5	39.7
Second Quarter	44.4	40.7
Third Quarter	45.4	41.1
Fourth Quarter	40.1	N/A

The following table shows our summarized aging categories by quarter:

	2007				2008
	March	June	September	December	March	June	September
0 to 60 days	NM	NM	60.6%	64.8%	68.7%	63.2%	62.0%
61 to 120 days	NM	NM	16.5	17.4	14.2	19.7	19.1
Over 120 days	NM	NM	22.9	17.8	17.1	17.1	18.9

			100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts and percent of gross accounts receivable:

	2007			2008
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	NM	NM	NM	$44.3	$261.6	16.9%
Second Quarter	NM	NM	NM	45.2	262.0	17.3
Third Quarter	$64.6	$282.1	22.9%	45.8	266.6	17.2
Fourth Quarter	43.4	256.4	16.9	N/A	N/A	N/A

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

At December 31, 2007 and September 30, 2008, our inventories on our consolidated balance sheets were $77.9 million.

Our inventory turns were as follows:

	2007	2008
First Quarter	15.8	16.4
Second Quarter	16.1	16.1
Third Quarter	15.9	16.5
Fourth Quarter	16.7	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our statements of operations were as follows (in millions):

	2007	2008
First Quarter	$4.0	$12.7
Second Quarter	3.8	13.9
Third Quarter	11.5	12.1
Fourth Quarter	12.4	N/A

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

Our goodwill included in our condensed consolidated balance sheets as of December 31, 2007 and September 30, 2008 was $111.3 million and $110.7 million, respectively.

Our net intangible assets, included in our condensed consolidated balance sheets as of December 31, 2007 and September 30, 2008 were $77.5 million and $72.7 million, respectively.

The amount of accumulated amortization of intangible assets as of December 31, 2007 and September 30, 2008 was $10.2 million and $15.0 million, respectively.

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

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. We generally engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decisions of allocations are that of management.

We follow the guidance in Statement of Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, for assessing the potential impairment of tangible assets and other long-lived assets recorded on the Corporation’s balance sheet. We review our assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our net deferred tax asset balances in our consolidated balance sheets as of December 31, 2007 and September 30, 2008 were $85.9 million and $80.1 million, respectively, including the impact of valuation allowances.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2007 and September 30, 2008 were $6.0 million.

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a FIN 48 liability for the realized, but unrecognized tax benefit. As of January 1, 2008, the Corporation’s unrecognized tax benefits were $3.8 million. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the accompanying condensed consolidated statement of operations. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for further discussion of our accounting for income taxes.

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) (as amended May 30, 2008) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. On July 24, 2008, the Corporation's stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Incentive Plan.

The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. For the nine months ended September 30, 2008, the Compensation Committee granted stock based compensation awards with respect to 324,507 shares of common stock under the Omnibus Plan with grant prices ranging from $15.10 to $23.79 per share, 72,548 shares of nonvested stock and 68,275 performance share units. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

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

Our stock-based compensation expense for the three and nine months ended September 30, 2007 was $0.4 million and $0.6 million, respectively, and $1.4 million and $3.5 million for the three and nine months ended September 30, 2008, respectively and was included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No. 141(R) will have a material effect on the Corporation’s results of operations and financial position as costs that have historically been capitalized as part of the purchase price will now be expensed, such as accounting, legal and other professional fees.

In December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement No. 141(R). The adoption of SFAS No. 160 will not have a material effect on the Corporation’s results of operations, cash flows or financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Key Financial Statement Components

Condensed Consolidated Statements of Operations

Our revenues are comprised primarily of product revenues and are derived from the sale of prescription drugs through our institutional pharmacies. The majority of our product revenues are derived on a fee-for-service basis. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacies.

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

Condensed Consolidated Balance Sheets

Our assets include cash and cash equivalents, accounts receivable, inventories, fixed assets, deferred tax assets, goodwill and intangibles. Cash reflects the accumulation of positive cash flows from our operations and financing activities, and primarily includes deposits with banks or other financial institutions.

Accounts receivable primarily consist of amounts due from Prescription Drug Plans under Medicare Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies, and private payors, net of allowances for doubtful accounts, as well as contractual allowances.

Inventories reflect the cost of prescription products held for dispensing by our institutional pharmacies and are recorded on a first-in, first-out basis. We perform monthly inventory counts and record our inventories and cost of goods sold based on such monthly inventories. We also include an estimate for returns on inventories.

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

Our primary liabilities include accounts payable, accrued salaries and wages and other current liabilities, debt and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases and other purchases made in the normal course of business. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of term loans under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

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

DNA: Represents data not available.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except prescriptions, per prescription amounts, customer licensed beds and the number of hospital management contracts serviced):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	Increase (Decrease)		2008	2007	Increase (Decrease)		2008
	Amount			Amount	Amount			Amount
Net revenues:
Institutional Pharmacy	$364.0	$107.6	29.6%	$471.6	$684.9	$738.2	107.8%	$1,423.1
Hospital Management	13.5	1.1	8.1	14.6	40.7	3.8	9.3	44.5

Total net revenues	377.5	108.7	28.8	486.2	725.6	742.0	102.3	1,467.6

Cost of goods sold:
Institutional Pharmacy	310.3	93.8	30.2	404.1	594.3	623.6	104.9	1,217.9
Hospital Management	10.8	1.0	9.3	11.8	32.6	3.5	10.7	36.1

Total cost of goods sold	321.1	94.8	29.5	415.9	626.9	627.1	100.0	1,254.0

Gross profit:
Institutional Pharmacy	53.7	13.8	25.7	67.5	90.6	114.6	126.5	205.2
Hospital Management	2.7	0.1	3.7	2.8	8.1	0.3	3.7	8.4

Total gross profit	$56.4	$13.9	24.6%	$70.3	$98.7	$114.9	116.4%	$213.6

Institutional Pharmacy
Volume Information
Prescriptions dispensed (in 000's)	7,779	2,265	29.1%	10,044	14,689	15,634	106.4%	30,323
Revenue per prescription dispensed	$46.79	$0.16	0.3%	$46.95	$46.63	$0.30	0.6%	$46.93
Gross Profit per prescription dispensed	$6.90	$(0.18)	(2.6)%	$6.72	$6.17	$0.60	9.7%	$6.77
Customer licensed beds under contract
Beginning of period	102,471	228,828	223.3%	331,299	102,571	234,472	228.6%	337,043
Additions - organic	9,059	(4,158)	(45.9)	4,901	16,809	(416)	(2.5)	16,393
Additions - acquisitions	237,538	(237,538)	(100.0)	-	237,538	(237,538)	(100.0)	-
Losses	(8,567)	(2,020)	23.6	(10,587)	(15,620)	(12,203)	78.1	(27,823)
Other	1,676	(1,676)	(100.0)	-	879	(879)	(100.0)	-

End of period	342,177	(16,564)	(4.8)%	325,613	342,177	(16,564)	(4.8)%	325,613

Hospital Management
Volume Information
Hospital management contracts serviced	85	-	-%	85	85	-	-%	85

Revenues

The increase in institutional pharmacy revenues for the three and nine months ended September 30, 2008 of $107.6 million and $738.2 million, respectively, compared to the same periods in the prior year was primarily related to the acquisition of PharMerica LTC on July 31, 2007.

The increase in hospital management revenues for the three and nine months ended September 30, 2008 of $1.1 million and $3.8 million, respectively, was the result of the contractually provided year over year management fee increases based on the consumer pricing index as well as increases in pass through costs.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $93.8 million and $623.6 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year due primarily to the acquisition of PharMerica LTC on July 31, 2007. On September 5, 2008, the Corporation received a $2.1 million refund as a result of over charges on self-insured employee health benefits, of which $1.2 million related to 2007. Employee benefits expense included in the costs of goods sold was reduced by $1.5 million for the three and nine months ended September 30, 2008 as a result of receiving the $2.1 million refund.

The hospital management cost of goods sold increased $1.0 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. Cost of goods sold for hospital management increased primarily due to to labor costs and wage inflation increases.

Gross Profit and Operating Expenses

Gross profit and operating expenses for the periods presented were as follows (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007				2008		2007				2008
	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue	Amount	% of Revenue	Increase (Decrease)		Amount	% of Revenue
Gross profit and operating expenses:
Institutional Pharmacy	$53.7	14.2%	$13.8	25.7%	$67.5	13.9%	$90.6	12.5%	$114.6	126.5%	$205.2	14.0%
Hospital Management	2.7	0.7	0.1	3.7	2.8	0.6	8.1	1.1	0.3	3.7	8.4	0.6

Total gross profit	56.4	14.9	13.9	24.6	70.3	14.5	98.7	13.6	114.9	116.4	213.6	14.6
Selling, general and administrative expenses	46.8	12.4	3.7	7.9	50.5	10.4	81.2	11.2	80.6	99.3	161.8	11.1
Amortization expense	1.4	0.4	0.2	14.3	1.6	0.3	3.4	0.5	1.4	41.2	4.8	0.3
Integration, merger related costs and other charges	46.8	12.4	(39.7)	(84.8)	7.1	1.5	52.5	7.2	(34.7)	(66.1)	17.8	1.2
Interest expense, net	3.1	0.8	0.3	9.7	3.4	0.7	3.1	0.4	7.5	241.9	10.6	0.7

Income (loss) before provision for income taxes	(41.7)	(11.1)	49.4	(118.5)	7.7	1.6	(41.5)	(5.7)	60.1	(144.8)	18.6	1.3
Provision (benefit) for income taxes	(14.7)	(3.9)	18.1	(123.1)	3.4	0.7	(14.6)	(2.0)	22.7	(155.5)	8.1	0.6

Net income (loss)	$(27.0)	(7.2)%	$31.3	(115.9)%	$4.3	0.9%	$(26.9)	(3.7)%	$37.4	(139.0)%	$10.5	0.7%

Institutional pharmacy gross profit for the three months ended September 30, 2008 was $67.5 million or $6.72 per prescription dispensed and $205.2 million or $6.77 per prescription dispensed for the nine months ended September 30, 2008. Institutional pharmacy gross profit margin for the three and nine months ended September 30, 2008 was 14.3% and 14.4%, respectively, of institutional pharmacy revenue. Due to the employee benefit refund described earlier, gross margin was positively impacted $0.15 and $0.05 per prescription dispensed for the three and nine months ended September 30, 2008, respectively. This compares to institutional pharmacy gross profit of $53.7 million or $6.90 per prescription dispensed for the three months ended September 30, 2007 and $90.6 million or $6.17 per prescription dispensed for the nine months ended September 30, 2007. As a percent of institutional pharmacy revenue, gross profit margin was 14.8% and 13.2% for the three and nine months ended September 30, 2007, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007				2008		2007				2008
	Amount	% of Revenues	Increase (Decrease)		Amount	% of Revenues	Amount	% of Revenues	Increase (Decrease)		Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$21.7	5.7%	$2.0	9.2%	$23.7	4.9%	$38.5	5.3%	$42.9	111.4%	$81.4	5.5%
Provision for doubtful accounts	6.3	1.7	0.9	14.3	7.2	1.5	10.7	1.5	7.2	67.3	17.9	1.2
Supplies	1.0	0.3	0.8	80.0	1.8	0.4	2.3	0.3	3.2	139.1	5.5	0.4
Travel expenses	1.7	0.5	(0.3)	(17.6)	1.4	0.3	3.2	0.4	1.3	40.6	4.5	0.3
Professional fees	2.0	0.5	0.1	5.0	2.1	0.4	2.9	0.4	4.1	141.4	7.0	0.5
Stock-based compensation	0.4	0.1	1.0	250.0	1.4	0.3	0.6	0.1	2.9	483.3	3.5	0.2
Management fee	1.5	0.4	(1.5)	(100.0)	-	-	8.4	1.2	(8.4)	(100.0)	-	-
Depreciation	1.7	0.5	0.9	52.9	2.6	0.5	2.3	0.3	5.8	252.2	8.1	0.6
Rent	1.6	0.4	0.5	31.3	2.1	0.4	2.1	0.3	5.4	257.1	7.5	0.5
Other costs	8.9	2.3	(0.7)	(7.9)	8.2	1.7	10.2	1.4	16.2	158.8	26.4	1.9

Total selling general and administrative expenses	$46.8	12.4%	$3.7	7.9%	$50.5	10.4%	$81.2	11.2%	$80.6	99.3%	$161.8	11.1%

The increase of $3.7 million and $80.6 million in selling, general and administrative expenses for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year, was primarily attributable to the acquisition of PharMerica LTC and the costs resulting from becoming a new public company, including legal fees and accounting fees associated with becoming compliant under the Sarbanes Oxley Act. Employee benefits were reduced by $0.6 million for the three and nine months ended September 30, 2008 as a result of reimbursement of overcharges on self-insured employee health benefits.

Integration, merger related costs and other charges

Integration, merger related costs and other charges incurred by the Corporation for the periods presented were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Integration costs and other charges:
Allowance for doubtful accounts	$27.9	$-	$27.9	$-
Professional and advisory fees	-	0.4	-	1.5
General and administrative	-	0.5	-	2.6
Employee costs	-	2.3	0.1	6.3
Severance costs	0.5	2.0	0.5	3.7
Facility costs	-	1.9	—	3.7

	28.4	7.1	28.5	17.8

Merger related costs:
Professional and advisory fees	5.6	-	8.0	-
General and administrative	4.9	-	5.4	-
Employee costs	4.9	-	7.6	-
Severance costs	2.2	-	2.2	-
Facility costs	0.7	-	0.7	-
Other	0.1	-	0.1	-

	18.4	-	24.0	-

Total integration, merger related costs and other charges	$46.8	$7.1	$52.5	$17.8

Negative effect on diluted earnings per share	$(1.21)	$(0.13)	$(1.85)	$(0.33)

The integration, merger related costs and other charges for the three and nine months ended September 30, 2007 and 2008, were related to the consolidation of pharmacies within a similar location, costs associated with the spin-off of KPS and PharMerica LTC, costs to integrate information systems and duplicate costs associated with merging the overall corporate functions of KPS and PharMerica LTC.

For the three and nine months ended September 30, 2007 and 2008, integration, merger related costs and other charges decreased approximately $39.7 million and $34.7 million, respectively. The decrease is due to the inclusion in the third quarter of 2007 of $27.9 million associated with the change in accounting estimate related to the allowance for doubtful accounts as well as higher professional and general administrative expenses. The integration costs and other charges of $7.1 million and $17.8 million for the three and nine months ended September 30, 2008, respectively, are primarily comprised of costs to consolidate pharmacy locations and corporate severance payments.

During the three months ended September 30, 2008, there were nine pharmacy locations impacted by consolidation, bringing the total consolidated pharmacies to twenty-four. The Corporation currently plans to complete the consolidation of its pharmacies by March 31, 2009. Additionally, the Corporation is currently reevaluating the Corporations previously announced plan to integrate its information technology operating platform, including the timing and scope of such integration.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008

	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$1.0	0.3%	$0.4	0.1%	$1.4	0.2%	$1.8	0.1%
Equipment and software	3.8	1.0	4.8	1.0	6.9	1.0	14.6	1.0
Leased equipment	0.1	NM	0.1	NM	0.1	NM	0.4	NM

Total depreciation expense	$4.9	1.3%	$5.3	1.1%	$8.4	1.2%	$16.8	1.1%

Depreciation expense recorded in cost of goods sold	$2.8	0.7%	$2.7	0.6%	$5.7	0.8%	$8.7	0.6%
Depreciation expense recorded in selling, general & administrative expenses	1.7	0.5	2.6	0.5	2.3	0.3	8.1	0.5
Depreciation expense recorded in integration, merger related costs and other charges	0.4	0.1	-		0.4	0.1	-

Total depreciation expense	$4.9	1.3%	$5.3	1.1%	$8.4	1.2%	$16.8	1.1%

The increase of $0.4 million and $8.4 million in depreciation expense for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year primarily relates to the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure and costs capitalized to improve pharmacy locations and accommodate pharmacy locations closing as a result of the consolidations. The Corporation recognized approximately $3.6 million and $11.1 million in depreciation expense from assets acquired in the Pharmacy Transaction for the three and nine months ended September 30, 2008, respectively.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (in millions):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007			2008		2007			2008

	Amount	% of Revenues		Amount	% of Revenues	Amount	% of Revenues		Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.2	NM	%	$0.3	0.1	$0.2	NM	%	$1.0	0.1
Non-compete agreements	0.1	NM		0.1	NM	0.3	NM		0.3	NM
Customer relationships	1.1	0.2		1.2	0.2%	2.9	0.4		3.5	0.2%

Total amortization expense	$1.4	0.4%		$1.6	0.3%	$3.4	0.5%		$4.8	0.3%

As a result of the PharMerica LTC acquisition, amortization expense increased by $0.6 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year.

Interest Expense

Interest expense for the periods presented was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Interest expense, net:	Amount	Amount	Amount	Amount
Term debt	$3.2	$3.5	$3.2	$11.0
Revolving Credit Facility (including commitment fees and letters of credit fees)	0.1	-	0.1	-

Subtotal	3.3	3.5	3.3	11.0
Other:
Interest income	(0.3)	(0.2)	(0.3)	(0.7)
Amortization of deferred financing fees	0.1	0.1	0.1	0.3

Total interest expense, net	$3.1	$3.4	$3.1	$10.6

Interest rate (excluding applicable margin):
Average interest rate on Term Debt	6.69%	2.66%	6.69%	3.01%
LIBOR - 1 month, at beginning of period	5.32%	2.46%	5.32%	4.60%
LIBOR - 1 month, at end of period	5.12%	3.93%	5.12%	3.93%
LIBOR - 3 months, at beginning of period	5.36%	2.78%	5.36%	4.70%
LIBOR - 3 months, at end of period	5.23%	4.05%	5.23%	4.05%

Interest expense increased during the three and nine months ended September 30, 2008 as a result of the Corporation closing on, and borrowing under, the Credit Agreement since July 31, 2007 versus historically utilizing cash flows from operations and from its former parent to finance the operations of the business. The Corporation entered into the Credit Agreement on July 31, 2007 as a result of the Pharmacy Transaction, therefore, interest expense for the three and nine months ended September 30, 2007 reflects only two months of interest expense related to the Credit Agreement.

Tax Provision

The tax provision for the periods presented was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Tax provision (benefit)	$(14.7)	$3.4	$(14.6)	$8.1

Total provision (benefit) as a percentage of pre-tax income (loss)	35.2%	42.9%	35.2%	43.2%

The effective tax rate for the three and nine months ended September 30, 2007 was 35.2%, comprised of 35.0% for the federal rate and 0.2% for the state rate and permanent rate differences. The effective tax rate for the three months ended September 30, 2008 was 42.9%, comprised of 35.0% for the federal rate and 7.9% for the state rate and permanent rate differences. The effective tax rate for the nine months ended September 30, 2008 was 43.2%, comprised of 35.0% for the federal rate and 8.2% for the state rate and permanent rate differences. The increase in our provision for income taxes for the three and nine months ended September 30, 2008, compared to the comparable 2007 periods, was primarily the result of the Pharmacy Transaction and increases in non-deductible expenses associated with the Corporation’s operations as a stand-alone company.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the three quarters of 2008 and each quarter of 2007 (in millions, except per share, prescriptions, per prescription and customer licensed bed amounts):

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net revenues:
Institutional pharmacy revenues	$161.2	$159.7	$364.0	$478.0	$480.2	$471.3	$471.6
Hospital management revenues	13.5	13.7	13.5	14.2	14.9	15.0	14.6

Total revenues	174.7	173.4	377.5	492.2	495.1	486.3	486.2

Cost of goods sold:
Institutional pharmacy	142.0	142.0	310.3	406.0	410.5	403.4	404.1
Hospital management	10.8	11.0	10.8	11.1	12.1	12.1	11.8

Total cost of goods sold	152.8	153.0	321.1	417.1	422.6	415.5	415.9

Gross profit:
Institutional pharmacy	19.2	17.7	53.7	72.0	69.7	67.9	67.5
Hospital management	2.7	2.7	2.7	3.1	2.8	2.9	2.8

Total gross profit	21.9	20.4	56.4	75.1	72.5	70.8	70.3
Selling, general and administrative	16.7	17.7	46.8	60.2	57.3	54.0	50.5
Amortization expense	1.0	1.0	1.4	1.6	1.6	1.6	1.6
Integration, merger related costs and other charges	3.3	2.4	46.8	5.2	4.1	6.6	7.1

Operating income (loss)	0.9	(0.7)	(38.6)	8.1	9.5	8.6	11.1
Interest expense, net	-	-	3.1	4.1	3.7	3.5	3.4

Income (loss) before income taxes	0.9	(0.7)	(41.7)	4.0	5.8	5.1	7.7
Provision (benefit) for income taxes	0.4	(0.3)	(14.7)	1.2	2.5	2.2	3.4

Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$3.3	$2.9	$4.3

Adjusted EBITDA(1)	$7.0	$4.4	$11.0	$22.1	$21.1	$22.4	$25.1
Adjusted EBITDA Margin (1)	4.0%	2.5%	2.9%	4.5%	4.3%	4.6%	5.2%
Earnings (loss) per common share:
Basic	NM	NM	$(1.07)	$0.09	$0.11	$0.10	$0.14
Diluted	NM	NM	$(1.07)	$0.09	$0.11	$0.10	$0.14
Shares used in computing earnings (loss) per common share:
Basic	NM	NM	25.1	30.0	30.1	30.1	30.1
Diluted	NM	NM	25.1	30.0	30.1	30.2	30.4
Institutional Pharmacy
Volume Information
Prescriptions dispensed (in 000's)	3,440	3,470	7,779	10,062	10,212	10,067	10,044
Revenue per prescription dispensed	$46.86	$46.02	$46.79	$47.51	$47.02	$46.82	$46.95
Gross profit per prescription dispensed	$5.58	$5.10	$6.90	$7.16	$6.83	$6.74	$6.72
Customer licensed beds under contract
Beginning of period	102,571	103,326	102,471	342,177	337,043	334,226	331,299
Additions - organic	4,137	3,322	9,059	6,029	5,157	6,335	4,901
Additions - acquisitions	-	-	237,538	-	-	-	-
Losses	(2,867)	(4,186)	(8,567)	(10,383)	(7,974)	(9,262)	(10,587)
Other	(515)	9	1,676	(780)	-	-	-

End of period	103,326	102,471	342,177	337,043	334,226	331,299	325,613

(1)	See “Use of Non GAAP Measures” for a definition and reconciliation of Adjusted EBITDA to net income (loss).

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

Adjusted EBITDA

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$3.3	$2.9	$4.3
Add:
Interest expense, net	-	-	3.1	4.1	3.7	3.5	3.4
Integration, merger related costs and other charges	3.3	2.4	46.8	5.2	4.1	6.6	7.1
Provision (benefit) for income taxes	0.4	(0.3)	(14.7)	1.2	2.5	2.2	3.4
Effect of change in estimate on cost of goods sold	-	-	(3.1)	-	-	-	-
Depreciation and amortization expense	2.8	2.7	5.9	8.8	7.5	7.2	6.9

Adjusted EBITDA	$7.0	$4.4	$11.0	$22.1	$21.1	$22.4	$25.1

Adjusted EBITDA Margin	4.0%	2.5%	2.9%	4.5%	4.3%	4.6%	5.2%

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

The Corporation expects to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that might result from the Pharmacy Transaction. Management expects to achieve in excess of $30.0 million of annual savings as a result of the Pharmacy Transaction, but actual results may be materially different than our expected savings. Notwithstanding these anticipated savings, we will experience some increased costs associated with the transition to, and status as, a stand-alone, publicly traded company. The Corporation currently plans to complete the consolidation of its pharmacies by March 31, 2009. Additionally, the Corporation is currently reevaluating the Corporation’s previously announced plan to integrate its information technology operating platform, including the timing and scope of such integration.

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net cash provided by operating activities	$20.1	$17.5	$13.1	$41.7
Net cash used by investing activities	(15.1)	(10.3)	(19.0)	(21.9)
Net cash provided by (used in) financing activities	21.5	0.5	31.9	(9.2)

Net change in cash and cash equivalents	26.5	7.7	26.0	10.6
Cash and cash equivalents at beginning of period	3.2	34.9	3.7	32.0

Cash and cash equivalents at end of period	$29.7	$42.6	$29.7	$42.6

Operating cash flows, capital spending and financing activities

Cash flows provided by operations aggregated $41.7 million for the nine months ended September 30, 2008 compared to $13.1 million for the same period in 2007. Operating cash flows for the nine months ended September 30, 2008 were positively impacted by the Pharmacy Transaction. For the third quarter 2008, cash flows from operating activities was positively impacted $2.1 million due to the refund related to the reimbursement of overcharges on self-insured employee benefits.

Cash flows used by investing activities aggregated $21.9 million for the nine months ended September 30, 2008 compared to $19.0 million for the same period in 2007. Cash flows used by investing activities were impacted by the purchase of fixed assets for integration and merger related expenditures, as the Corporation needed to increase its technology capacity and outfit the pharmacies, and the $4.4 million purchase of the 49.0% minority interest held by a third-party in the Corporation’s joint ventures.

Cash flows used in financing activities aggregated $9.2 million for the nine months ended September 30, 2008, compared to cash flows provided by financing activities of $31.9 million for the same period in 2007. The increased use of cash flows in financing activities for 2008 primarily reflects an early payment of $10.0 million on long term debt while the 2007 cash provided by financing activities was the result of the Pharmacy Transaction.

Cash and cash equivalents totaled $42.6 million at September 30, 2008 compared to $32.0 million at December 31, 2007.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of September 30, 2008, borrowings under the Credit Agreement bore interest at a blended rate of 4.13%, including the applicable margin of 1.0%, per annum based upon the one month and three month adjusted LIBO rate (without giving effect to the interest rate swap transaction discussed below).

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

The Corporation had a total of $240.0 million outstanding of Term Debt as of September 30, 2008 under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of September 30, 2008. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of September 30, 2008 was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of September 30, 2008. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any requested future borrowing.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter (the leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade). The Credit Agreement provides for the Corporation to use an adjusted EBITDA number in conjunction with the calculation of the leverage ratio. This adjusted EBITDA used in connection with the leverage ratio calculation pursuant to the Credit Agreement is not the same calculation the Corporation uses to determine the Adjusted EBITDA. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.00% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ending December 31, 2008.

The financial covenant ratio and requirements are as follows:

	Requirement	Level at December 31, 2007	Level at March 31, 2008	Level at June 30, 2008	Level at September 30, 2008
Minimum Fixed Charge Coverage Ratio	> = 2.00 to 1.00	2.57	2.76	3.00	3.30
Maximum Total Leverage Coverage Ratio	< = 4.50 to 1.00	2.99	2.62	2.38	2.15
Capital Expenditure	< = 3.00	1.40%	**	**	**
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

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of September 30, 2008.

The fair value of the interest rate swap agreement is the amount at which it could be settled. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheet at its fair value.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation is required to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. For the three and nine months ended September 30, 2007 the Corporation purchased a total of $212.3 million and for the three and nine months ended September 30, 2008 the Corporation purchased a total of $317.4 million and $959.1 million, respectively, under the terms of the Prime Vendor Agreement. As of September 30, 2008 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $33.0 million, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $3.0 million for the three and nine months ended September 30, 2007, and approximately $4.5 million and $13.9 million for the three months ended and nine months ended September 30, 2008, respectively, under the terms of the IT Services Agreement. As of September 30, 2008, the Corporation had approximately $1.2 million in accounts payable related to the IT Services Agreement.

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

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to the Kindred TSA, Kindred provided the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of fifteen months following the Closing Date. Kindred provided such services at its cost, which were the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Corporation incurred approximately $0.2 million under the terms of the Kindred TSA for the three and nine months ended September 30, 2007, and less than $0.01 million and approximately $0.5 million under the terms of the Kindred TSA for the three and nine months ended September 30, 2008, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2008, the Corporation had less than $0.01 million in accounts payable related to the Kindred TSA. The Kindred TSA is scheduled to expire on October 31, 2008 however the Corporation has assumed substantially all administrative services.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to the AmerisourceBergen TSA, AmerisourceBergen provided the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of twelve months following the Closing Date. AmerisourceBergen provided such services at its cost, which were the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The Corporation incurred approximately $0.1 million under the terms of the AmerisourceBergen TSA for the three and nine months ended September 30, 2007, and less than $0.01 million under the terms of the AmerisourceBergen TSA for the three and nine months ended September 30, 2008, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The AmerisourceBergen TSA expired on July 31, 2008.

Following Represents the Third Quarter 2008 Results compared to the Second Quarter 2008

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except prescriptions, per prescription and customer licensed bed amounts and hospital management contracts serviced):

	Quarter Ended
	June 30, 2008	Increase (Decrease)		September 30, 2008
	Amount			Amount
Net revenues:
Institutional Pharmacy	$471.3	$0.3	0.1%	$471.6
Hospital Management	15.0	(0.4)	(2.7)	14.6

Total net revenues	486.3	(0.1)	(0.0)	486.2

Cost of goods sold:
Institutional Pharmacy	403.4	0.7	0.2	404.1
Hospital Management	12.1	(0.3)	(2.5)	11.8

Total cost of goods sold	415.5	0.4	0.1	415.9

Gross profit:
Institutional Pharmacy	67.9	(0.4)	(0.6)	67.5
Hospital Management	2.9	(0.1)	(3.4)	2.8

Total gross profit	$70.8	$(0.5)	(0.7)%	$70.3

Institutional Pharmacy
Volume information
Prescriptions dispensed (in 000’s)	10,067	(23)	(0.2)%	10,044
Revenue per prescription dispensed	$46.82	$0.13	0.3	$46.95
Gross Profit per prescription dispensed	$6.74	$(0.02)	(0.3)	$6.72
Customer licensed beds under contract
Beginning of period	334,226	(2,927)	(0.9)%	331,299
Additions - organic	6,335	(1,434)	(22.6)	4,901
Losses	(9,262)	(1,325)	14.3	(10,587)
Other	-	-	-	-

End of period	331,299	(5,686)	(1.7)%	325,613

Hospital Management
Volume information
Hospital management contracts serviced	86	(1.0)	(1.2)%	85

Revenues

Institutional pharmacy revenues increased $0.3 million for the three months ended September 30, 2008, compared to the three months ended June 30, 2008. The increase in revenues in the period was due to improvements in revenue per prescription dispensed of $1.4 million, offset by $1.1 million due to volume decreases. The improvement in rate is primarily the result of the mix of prescriptions dispensed in the period.

The $0.4 million decrease in hospital management revenues for the three months ended September 30, 2008, compared to the three months ended June 30, 2008 is due primarily to the loss of one hospital management contract during the period. The loss of the contract in the period was the result of the hospital facility being sold.

Cost of Goods Sold

The increase in institutional pharmacy cost of goods sold of $0.7 million for the three months ended September 30, 2008, compared to the three months ended June 30, 2008 was primarily the result of a reduction in rebates earned in the period of $1.8 million and higher delivery charges of $0.1 million partially offset by a reduction in other operating expenses. For the three months ended September 30, 2008, the Corporation incurred an additional $0.4 million in fuel surcharges compared to the three months ended June 30, 2008. In addition, the Corporation also received the benefit of $1.5 million due to a refund as a result of reimbursement of over charges on self-insured employee health benefits in the period, offset by incremental costs of consolidations.

The decrease in hospital management cost of goods sold of $0.3 million for the three months ended September 30, 2008, compared to the three months ended June 30, 2008 was directly related to the loss of one hospital management contract in the period. The loss of the contract in the period was the result of hospital facility being sold.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	June 30, 2008		Increase (Decrease)		September 30, 2008
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Institutional Pharmacy	$67.9	14.0%	$(0.4)	(0.6)%	$67.5	13.9%
Hospital Management	2.9	0.6	(0.1)	(3.4)	2.8	0.6

Total gross profit	70.8	14.6	(0.5)	(0.7)	70.3	14.5
Selling, general and administrative expenses	54.0	11.2	(3.5)	(6.5)	50.5	10.4
Amortization expense	1.6	0.3	-	-	1.6	0.3
Integration, merger related costs and other charges	6.6	1.4	0.5	7.6	7.1	1.5
Interest expense, net	3.5	0.7	(0.1)	(2.9)	3.4	0.7

Income before provision for income taxes	5.1	1.0	2.6	51.0	7.7	1.6
Provision for income taxes	2.2	0.4	1.2	54.5	3.4	0.7

Net income	$2.9	0.6%	$1.4	48.3%	$4.3	0.9%

Institutional pharmacy gross profit for the three months ended September 30, 2008 was $67.5 million or $6.72 per prescription dispensed. This compares to institutional pharmacy gross profit of $67.9 million or $6.74 per prescription dispensed for the three months ended June 30, 2008. As a percent of institutional pharmacy revenue, gross profit margin was 14.4% for the three months ended June 30, 2008 compared to 14.3% for the three months ended September 30, 2008.

Institutional pharmacy gross profit margins decreased due to increased costs paid for contract labor in the period along with increased costs associated with delivery and associated fuel surcharges given the current economic environment.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008		Increase (Decrease)		September 30, 2008
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$27.8	5.7%	$(4.1)	(14.7)%	$23.7	4.9%
Provision for doubtful accounts	5.5	1.1	1.7	30.9	7.2	1.5
Supplies	1.9	0.4	(0.1)	(5.3)	1.8	0.4
Travel expenses	1.7	0.4	(0.3)	(17.6)	1.4	0.3
Professional fees	2.2	0.5	(0.1)	(4.5)	2.1	0.4
Stock-based compensation	1.1	0.2	0.3	27.3	1.4	0.3
Depreciation	2.7	0.6	(0.1)	(3.7)	2.6	0.5
Rent	2.7	0.6	(0.6)	(22.2)	2.1	0.4
Other costs	8.4	1.7	(0.2)	(2.4)	8.2	1.7

Total selling general and administrative expenses	$54.0	11.2%	$(3.5)	(6.5)%	$50.5	10.4%

The decrease of $3.5 million in selling, general and administrative expenses for the three months ended September 30, 2008, compared to the three months ended June 30, 2008, was primarily related to a decrease in wages, benefits and contract labor due to the reduction in force associated with pharmacy consolidations and corporate personnel. The decline of $4.1 million in wages, benefits and contract labor is also due to a refund as a result of over charges on healthcare claims processed in the period of $0.6 million. The provision for doubtful accounts in the period increased $1.7 million due to a decrease in cash collections primarily related to receivables associated with institutional healthcare providers as a result of recent economic events. Stock based compensation increased $0.3 million in the period due to additional stock based awards granted in the period and accelerated compensation expense due to the accelerated vesting of awards granted to termed recipients in the period. The remaining decrease in selling, general and administrative expenses is due to cost saving measures and the consolidation of nine pharmacy locations in the third quarter 2008.

Integration, merger related costs and other charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions):

	Quarter Ended
	June 30, 2008	September 30, 2008
Integration costs and other charges:
Professional and advisory fees	$0.9	$0.4
General and administrative	1.0	0.5
Employee costs	2.4	2.3
Severance costs	1.4	2.0
Facility costs	0.9	1.9

Total integration, merger related costs and other charges	$6.6	$7.1

Negative effect on diluted earnings per share	$(0.12)	$(0.13)

The Corporation incurred integration, merger related costs and other charges for the three months ended June 30, 2008 and the three months ended September 30, 2008 related to the consolidation of pharmacies within a similar location, costs to integrate information systems and duplicate costs associated with merging the overall corporate functions of KPS and PharMerica LTC.

During the three months ended June 30, 2008 and September 30, 2008, there were five and nine pharmacy locations impacted by consolidation, respectively. The Corporation currently plans to complete the consolidation of its pharmacies by March 31, 2009. Additionally, the Corporation is currently reevaluating the Corporation’s previously announced plan to integrate its operating platform, including the timing and scope of such integrations.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008		September 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.9	1.0	4.8	1.0
Leased equipment	0.2	0.1	0.1	NM

Total depreciation expense	$5.6	1.2%	$5.3	1.1%

Depreciation expense recorded in cost of goods sold	$2.9	0.6%	$2.7	0.6%
Depreciation expense recorded in selling, general & administrative expenses	2.7	0.6	2.6	0.5

Total depreciation expense	$5.6	1.2%	$5.3	1.1%

Total capital expenditures	$3.6	0.7%	$6.0	1.2%

The decrease of $0.3 million in depreciation expense for the three months ended September 30, 2008 compared to the three months ended June 30, 2008 is due to certain fixed assets being fully depreciated in the period, partially offset by increased depreciation associated with capital expenditures.

Amortization expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008		September 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.3	0.1%
Non-compete agreements	0.1	NM	0.1	NM
Customer relationships	1.2	0.2	1.2	0.2

Total amortization expense	$1.6	0.3%	$1.6	0.3%

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2008	September 30, 2008
Interest Expense, net:	Amount	Amount
Term Debt	$3.5	$3.5
Revolving Credit Facility (including commitment fees and letters of credit fees)	-	-

Subtotal	3.5	3.5
Other:
Interest income	(0.1)	(0.2)
Amortization of deferred financing fees	0.1	0.1

Total Interest Expense, net	$3.5	$3.4

Interest rate (Excluding Applicable Margin):
Average interest rate on Term Debt	2.80%	2.66%
LIBOR - 1 month, at beginning of period	2.70%	2.46%
LIBOR - 1 month, at end of period	2.46%	3.93%
LIBOR - 3 months, at beginning of period	2.69%	2.78%
LIBOR - 3 months, at end of period	2.78%	4.05%

Interest expense declined $0.1 million due to an increase in interest income earned on short-term investments in the period. The current applicable margin over the LIBO rate is 1.0%.

Tax Provision

The tax provision for the three months ended June 30, 2008 and September 30, 2008 was as follows (in million):

	Quarter Ended
	June 30, 2008	September 30, 2008
Tax provision	$2.2	$3.4

Total provision as a percentage of income	43.3%	42.9%

The effective tax rate for the three months ended June 30, 2008 was 43.3%, comprised of 35.0% for the federal rate and 8.3% for state rate and permanent rate differences. The effective tax rate for the three months ended September 30, 2008 was 42.9%, comprised of 35.0% for the federal rate and 7.9% for state rate and permanent rate differences.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended June 30, 2008 and September 30, 2008 (in millions):

Statement of Cash Flows

	Quarter Ended
	June 30, 2008	September 30, 2008
Cash flows provided by operating activities:
Net income	$2.9	$4.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.6	5.3
Amortization	1.6	1.6
Provision for bad debt	5.5	7.2
Integration, merger related costs and other charges	0.4	0.6
Stock-based compensation	1.1	1.4
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	1.6	2.8
Loss on disposition of equipment	0.6	0.2
Other	0.3	(0.3)
Change in operating assets and liabilities:
Accounts receivable	(5.0)	(12.0)
Inventories and other assets	4.0	(1.6)
Prepaids and other assets	(0.5)	0.1
Accounts payable	(7.4)	8.1
Salaries, wages and other compensation	(0.1)	0.9
Other accrued liabilities	2.3	(1.2)

Net cash provided by operating activities	13.0	17.5

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(3.6)	(6.0)
Acquisitions, net of cash acquired	-	(4.4)
Cash proceeds from sale of assets	0.1	0.1

Net cash used in investing activities	(3.5)	(10.3)

Cash flows provided by financing activities:
Issuance of common stock	0.2	0.5

Net cash provided by financing activities	0.2	0.5

Change in cash and cash equivalents	9.7	7.7
Cash and cash equivalents at beginning of period	25.2	34.9

Cash and cash equivalents at end of period	$34.9	$42.6

Supplemental information:
Cash paid for interest	$3.5	$3.6

Cash paid for taxes	$0.6	$0.5

The following is a discussion of the Corporation’s Statement of Cash Flows for the three months ended June 30, 2008 compared to the three months ended September 30, 2008:

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (in millions):

	Quarter Ended
	June 30, 2008	September 30, 2008
Net cash provided by operating activities	$13.0	$17.5
Net cash used by investing activities	(3.5)	(10.3)
Net cash provided by financing activities	0.2	0.5

Net change in cash and cash equivalents	9.7	7.7
Cash and cash equivalents at beginning of period	25.2	34.9

Cash and cash equivalents at end of period	$34.9	$42.6

Operating cash flows and capital spending

Cash flows provided by operations aggregated $17.5 million for the three months ended September 30, 2008 compared to $13.0 million for the three months ended June 30, 2008. Operating cash flows for the three months ended September 30, 2008 was positively impacted $2.1 million due to the refund related to overcharges on self-insured employee benefits. The remaining change in cash flows provided by operating activities is due to other non-cash charges and changes in working capital accounts due to the timing of quarter end.

Cash flows used by investing activities aggregated $10.3 million for the three months ended September 30, 2008 compared to $3.5 million for the three months ended June 30, 2008. Cash flows used by investing activities were primarily impacted by the $4.4 million purchase of the 49.0% minority interest held by a third-party in the Corporation’s joint ventures and an increase of $2.4 million in capital expenditures.

Cash and cash equivalents totaled $42.6 million at September 30, 2008 compared to $34.9 million at June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Corporation’s internal control over financial reporting during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 as updated by the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Acquisitions, investments and strategic alliances we may make in the future may need to be financed by borrowings from the senior secured credit facility for which funds may not be made available by certain participants.

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our business in new geographic markets. Our growth plans rely, in part, on the successful completion of future acquisitions. At any particular time, we may need to finance such acquisitions and strategic alliances by borrowings from our senior secured credit facility. The financial markets are very volatile and certain participants in our senior secured credit facility may not be able to participate in funding their commitments under the revolving line of credit. If we are unsuccessful in obtaining the financing, our business would suffer.

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation held its 2008 Annual Meeting of Stockholders on July 24, 2008.

The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Gregory S. Weishar	28,182,809	74,463
Thomas P. Mac Mahon	28,172,519	85,053
Frank E. Collins, Esq.	28,102,307	155,265
Dr. Thomas P. Gerrity	27,864,700	392,872
Daniel N. Mendelson	26,781,585	1,475,987
Dr. Robert A. Oakley	28,102,341	155,231
W. Robert Dahl, Jr.	26,074,963	2,182,609

The stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Corporation's independent registered public accountants for the fiscal year ending December 31, 2008. A total of 28,204,030 votes were cast in favor of the proposal; 49,440 votes were cast against it; 4,102 votes abstained; and there were 2,160,192 broker non-votes.

The stockholders also approved an amendment to the Corporation's 2007 Omnibus Incentive Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance. A total of 24,830,603 votes were cast in favor of the proposal; 285,031 votes were cast against it; 1,069,071 votes abstained; and there were 4,233,059 broker non-votes.

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the registrant, as amended(1)

3.2	Amended and Restated By-Laws of the registrant(1)

4.1	Specimen common stock certificate of the registrant(2)

10.46	Separation of Employment Agreement and General Release dated July 25, 2008 (3)

10.47	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation

10.48	First Amendment to the PharMerica Corporation 2007 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: October 30, 2008	/s/ Gregory S. Weishar
Gregory S. Weishar Chief Executive Officer and Director

Date: October 30, 2008	/s/ Michael J. Culotta
Michael J. Culotta Executive Vice President and Chief Financial Officer

Date: October 30, 2008	/s/ Berard E. Tomassetti
Berard E. Tomassetti Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.47	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation

10.48	First Amendment to the PharMerica Corporation 2007 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002