Form 10-K
period 2008-12-31
PharMerica CORP
filed 2009-02-05
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2008 was $677,573,270.

Class of Common Stock	Outstanding at January 30, 2009
Common stock, $0.01 par value	30,476,889 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from registrant’s definitive proxy statement for the 2009 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008.

PHARMERICA CORPORATION

FORM 10-K

PART I

Item 1. Business

PharMerica Corporation (“the Corporation”) was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred” or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

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

Reporting Entity

The consolidated financial statements included in this report on Form 10-K as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 reflect the financial position, results of operations and cash flows of the Corporation, which during the 2006 periods covered by this report and the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards “SFAS” No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying consolidated financial statements include certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. The financial condition, results of operations and cash flows of the Corporation as of and for the years ended December 31, 2006 and 2007 may not be indicative of the Corporation’s future performance or reflect what the Corporation’s financial conditions, results of operations and cash flows would have been had the Pharmacy Transaction been consummated as of January 1 of each respective year or had the Corporation operated as a separate, stand-alone entity during the periods presented.

The Corporation operates two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals.

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates over 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 84 hospitals in the United States.

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

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services. In addition, on September 30, 2008, the United States Department of Health and Human Services Office of Inspector General published OIG Supplemental Compliance Program Guidance for Nursing Facilities. With quality of care the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The Guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

Ancillary Services

The Corporation provides intravenous drug therapy products and services to its customers. With cost containment pressures in healthcare, skilled nursing facilities are increasingly called upon to treat patients requiring a high degree of medical care and who would otherwise be treated in the more costly hospital environment. We provide intravenous (“IV”) (or infusion therapy) products and services for these client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy/disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services segment is comprised of a few customers, of which, our largest service is to substantially all of Kindred’s hospitals.

Additional business segment information is set forth in Part II, Item 8 “Financial Statements” and Note 12—“Business Segment Data” to the Consolidated Financial Statements of this annual report on Form 10-K.

Our Business Focus

Maintaining Focus on Customer Satisfaction. We will focus on consistently providing quality pharmaceutical services to our customers at competitive prices and delivery of prescriptions in a timely and effective manner. Our business seeks to implement innovative and cost-effective solutions to improve the provision of medication to our customers and the residents and patients that they serve.

Improving Operating Efficiency. We continually seek to improve operating efficiencies and control costs. We maintain management information systems that allow us to improve service standards, achieve or exceed regulatory compliance and navigate the rapidly changing billing complexities of federal, state and private payor programs. We strive to lower pharmaceutical costs by negotiating favorable purchasing arrangements through group purchasing organizations or directly with certain pharmaceutical manufacturers. We will continue to focus on the opportunities presented by the appropriate use of generic pharmaceuticals. We will accomplish our synergy opportunities by completing the consolidation of certain pharmacy locations, reducing costs related to processing pharmaceuticals for distribution, integrating to one information system platform, and the centralization of various functions including billings and collections. We seek to improve operating efficiency by enhancing the features of our computerized dispensing and billing systems to meet our customers’ needs.

Growing the Business. We aim to grow our business through expansion in our existing markets and by servicing new customers. We intend to grow organically by leveraging the competitive advantages realized as a result of the Pharmacy Transaction. We believe our industry has underlying market growth potential attributable to both an increase in drug utilization as well as the general aging population of the United States. We believe the Pharmacy Transaction improved our market competitiveness by giving us more operating scale and increased organizational breadth and depth. We seek to increase our market share, in part, by capturing business currently conducted by our competitors and capitalizing on our improved market position.

We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 40 states. We believe there are growth opportunities in several other markets. There are numerous businesses in our market, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire these companies.

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

Sales and Marketing

We sell our products and services through a national sales force composed of approximately 35 full time employees as of December 31, 2008. Our sales force is organized along geographic lines divided into four regions to maximize coverage, manage costs, and align more effectively with our operating regions. Our sales representatives specialize in the products and services we offer and the markets in which we operate. Their knowledge permits us to meet the unique needs of our customers while maintaining profitable relationships.

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

At December 31, 2008, we had contracts to provide pharmacy services to 322,376 licensed beds for patients in healthcare facilities in 40 states. We also have significant customer concentrations with facilities operated by Kindred. For the year ended December 31, 2008 Kindred institutional pharmacy contracts represented approximately 10.4% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At December 31, 2008, the Corporation had provided hospital management services to Kindred and other customers for Hospital Pharmacy Services at 84 locations. For the year ended December 31, 2008, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in ABDC’s generic formulary purchase program for a period of five years, ending on July 31, 2012. In addition, ABDC supports the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provides inventory management support and packaging services.

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

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local warehousing facilities in most major geographic markets in which we operate.

Brand versus Generic

In 2007 and 2008, the industry experienced a new high in generic drug conversions. As we move into 2009, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations. Approximately 70% of the prescriptions we fill are dispensed using generic drugs.

The following table summarizes the anticipated brand to generic conversions from 2009 to 2012:

	2009		2010		2011		2012
	Zerit		Cozaar	*	Actos	*	Geodon
*	Depakote Sprinkles		Hyzaar	*	Levaquin	*	Lexapro
*	Depakote ER	*	Flomax		Xalatan		Viagra
	Ambien CR		Starlix		Caduet		Avapro
*	Topamax		Arimidex		Femara	*	Seroquel
	Adderall XR		Epivir	*	Zyprexa		Avandia
	Cardizem	*	Advair Diskus	*	Lipitor	*	Plavix
	Casodex	*	Effexor XR		TriCor		Lunesta
	Cellcept	*	Aricept		Zeloda	*	Lovenox
	Primaxin					*	Singulair
	Glyset					*	Diovan
	Alphagan P					*	Diovan HCT
*	Prevacid					*	Detrol
	Valtrex						Crestor
Prandin
Acular
*	Denotes top 50 drug spend for the Corporation as of December 31, 2008

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic will decrease our revenue but at the same time may improve our gross margin from sales of these classes of drugs. The amount of improvement in gross margin is also dependent on the particular brand not being granted an exclusivity period and actual contracted terms with customers. In addition, if we can successfully manage to lower our acquisition cost on a broad range of generics, management believes it can improve the Corporation’s overall gross margin. Pricing pressures can decrease any improvements in gross margin.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share and/or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates included in our statements of operations were $13.9 million, $31.7 million and $50.6 million for the years ended December 31, 2006, 2007, and 2008, respectively.

For more information regarding rebates, see “Overview of Reimbursement.”

Information Technology

Computerized medical records and documentation are an integral part of our distribution system. We primarily utilize a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing and payment processing. These systems provide medical records, consulting drug review, electronic medication management and regulatory compliance information to help ensure patient safety. These systems also support eligibility verification and electronic billing capabilities for the Corporation’s pharmacies. They also provide order taking, shipment and collection of service fees for medications and specialty services as well as billing and reimbursement for other services rendered.

Based upon our electronic records, we are able to provide reports to our customers and management on patient care and quality assurance. These reports help to improve efficiency in patient care, reduce drug waste and lower adverse drug reactions. We expect to continue to invest in technologies that help improve data integrity, critical information access and system availability.

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, (the “IT Services Agreement”). Pursuant to the IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years following the Closing Date. The services provided by KHOI include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation supports internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that are provided at cost, KHOI provides such services to the Corporation at its cost plus 10%, which are the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $7.3 million and $17.3 million for the years ended December 31, 2007 and 2008, respectively, under the IT Services Agreement. As of December 31, 2008, the Corporation has approximately $2.3 million in accounts payables related to the IT Services Agreement.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred provided the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of fifteen months following the Closing Date. Kindred provided such services at its cost, which were the actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA expired October 31, 2008. The Corporation has incurred costs of $0.8 million and $0.5 million for the years ended December 31, 2007 and 2008, respectively, under the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement,

AmerisourceBergen provided the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of twelve months following the Closing Date. AmerisourceBergen provided such services at its cost, which are the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA expired July 31, 2008. The Corporation has incurred costs of $0.2 million and less than $0.1 million for the years ended December 31, 2007 and 2008, respectively, under the AmerisourceBergen TSA.

Sources of Pharmacy Revenues

We receive payment for our services from third party payors, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare provider customers, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients and the rates of reimbursement among payors. Changes in our customers’ censuses and the case mix of the patients as well as the payor mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit (titled Medicare Part D) which is administered by commercial market insurers contracted with CMS. Under Medicare Part D, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Since January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Medicare Part D. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. See “Overview of Reimbursement.”

A summary of our revenues by payor type follows (dollars in millions):

	2006		2007		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$252.0	38.6%	$550.2	45.2%	$885.8	45.5%
Institutional healthcare providers	241.6	37.1	369.3	30.3	577.2	29.7
Medicaid	56.4	8.6	108.8	8.9	181.1	9.3
Private and other	23.3	3.6	77.7	6.4	133.2	6.8
Insured	20.8	3.2	46.8	3.8	101.4	5.2
Medicare	8.1	1.2	10.2	0.9	10.1	0.5
Hospital management fees	50.4	7.7	54.8	4.5	58.5	3.0

Total	$652.6	100.0%	$1,217.8	100.0%	$1,947.3	100.0%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities also are entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one large competitor in the institutional pharmacy industry, Omnicare, Inc.

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

We have various proprietary products, processes, software and other intellectual property that are used either to facilitate the conduct of our business or that are made available as products or services to customers. We generally seek to protect such intellectual property through a combination of trade secret, patent and copyright laws and through confidentiality and other contractually imposed protections.

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

Seasonality

Our largest customers in our institutional pharmacy segment are skilled nursing facilities. Both prescription and non-prescription drug sales at skilled nursing facilities are affected by the timing and severity of the cold/flu season and other seasonality of the long-term care facilities industry.

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

Employees

As of December 31, 2008, we have approximately 6,100 employees which includes approximately 1,600 part-time employees. None of our employees are covered by collective bargaining agreements. We have approximately 1,500 licensed pharmacists. We believe that our relationships with our employees are good.

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

On September 20, 2006, CMS issued revised guidance to surveyors of long term care facilities regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expanded the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. In addition, on September 30, 2008, the United States Department of Health and Human Services Office of Inspector General published OIG Supplemental Compliance Program Guidance for Nursing Facilities. With quality of care the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The Guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

These laws impact the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. With respect to the anti-kickback statute, the OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, none of which is material to us, may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. While we believe our practices comply with the anti-kickback statute, we cannot assure you that our practices that are outside of a safe harbor will not be found to violate the anti-kickback statute.

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

Further, the OIG frequently issues “Advisory Opinions” to provide specific guidance on the applicable health care fraud laws and regulations. Interested parties are able to submit detailed information to the OIG describing a particular arrangement and the OIG will explain whether or not it implicates these laws and whether or not the OIG will elect to enforce in the described situation. Although these opinions are only binding for the party disclosing, they provide helpful guidance on a variety of potential arrangements with physicians.

In addition to federal law, many states have enacted similar statutes which are not necessarily limited to items or services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services and exclusion from the Medicare and Medicaid programs and other state-funded programs.

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

Federal Trade Commission Red Flag Rules

The recently issued Identity Theft Red Flag and Address Discrepancy Rules, which will come into effect on May 2, 2009, require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identify theft. Any health care providers that do not require full payment at the time of services fall under the rule. Lack of a program after the deadline can result in substantial monetary penalties.

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

We receive payment for our services from institutional healthcare providers, commercial Medicare Part D Plans, third party payors, government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A, Part B and Part D Plans, Medicaid, insurance and other private payors (including managed care).

Medicare

The Medicare program consists of four parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers such as I.V.’s; (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C or Medicare Advantage; and (4) Medicare Part D, which provider coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

Part A

The Balanced Budget Act of 1997 (the “BBA”) mandated the Prospective Payment System (“PPS”) for Medicare-eligible enrolled residents in skilled nursing facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day for extended care services to patients, covering substantially all items and services furnished during such enrollee’s stay. Such services and items include pharmacy services and prescription drugs. We bill skilled nursing facilities based upon a negotiated fee schedule and are paid based on those contractual relationships. We do not receive direct payment from Medicare for patients covered under the Medicare Part A benefit. We classify the revenues recognized from these payors as Institutional Healthcare Providers.

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. The Deficit Reduction Act of 2005, or DRA, is intended to reduce net Medicare and Medicaid spending by approximately $11.0 billion over the next four to five years. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. It will also strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. This provision is expected to reduce payments to skilled nursing facilities by $100 million over five years (fiscal years 2006-2010). Any evaluation of budgeting, cost-cutting, and financing of health care must also consider the incoming federal administration and the impact its proposed health care policies could have on any future cost considerations.

In 2007, Congress attempted to pass legislation that would have frozen PPS rates at fiscal year 2007 levels. Ultimately, the law that was sent to President Bush did not include this rate freeze provision. However, Congress may consider these and other changes in the future that would further restrict payments to skilled nursing facilities.

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its nursing home customers. The changes include among other things a new competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process that was to begin on July 1, 2008. However, in addition to the changes previously discussed as implemented by the Medicare Improvements for Patients and Providers Act (“MIPPA”), the contracts awarded under the Part B competitive acquisition program were terminated. The law now requires Round 1 of the bidding to occur in 2009 for implementation in 2010. Round 2 would occur after that for the complete implementation of the program in 2010. All DMEPOS suppliers are required to be accredited by a deemed accreditation organization by September 30, 2009. This requirement is still in place following the enactment of MIPPA.

Part D

Medicare Part D provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll. Under Medicare Part D, beneficiaries may enroll in prescription drug plans offered by private commercial insurers who contract with CMS (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from one Part D Plan to another, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries. Since January 1, 2006 when the Medicare Part D Program went into effect, dual eligibles have their prescription drug costs covered by the Part D Plan, including applicable nursing home residents we serve, whose drug costs were previously covered by state Medicaid programs.

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

Medicare Part D does not alter federal reimbursement for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare’s fixed per diem payments to nursing centers under PPS will continue to include a portion attributable to the expected cost of drugs provided to such residents. We will, therefore, continue to receive reimbursement for drugs provided to such residents from the nursing center in accordance with the terms of our agreements with each nursing center.

In addition, we receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to “prefer, protect or maintain” that manufacturer’s product selection by the long-term care pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required PDPs to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. The elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have an adverse effect on our business.

On July 15, 2008, MIPPA of 2008 was enacted. MIPPA cancels a reduction in Medicare’s payment rates for physicians’ services that went into effect on July 1, 2008, and extends other expiring provisions governing the Medicare program. It will also increase payment rates for physician’s services for 2009, expand eligibility for low-income benefits, and reduce payments to Medicare Advantage Plans. The various provisions that could impact our operations are as follows:

Incentives for electronic Prescribing—Providers who electronically prescribe (“e-Rx”) are eligible to receive bonus payments based on a percentage of Medicare allowable charges through 2013. Beginning in 2014 penalty payments will become effective for providers who fail to use e-Rx.

Low-Income Subsidy—The legislation eliminates the Part D late-enrollment penalty for low income beneficiaries and specifies that certain income and assets be disregarded in determining eligibility for the low-income subsidy program in Part D. MIPPA also provides additional funds to federal and state entities to increase outreach efforts to encourage eligible individuals to enroll in those programs.

Prompt Pay—Beginning 2010, Long-term care (“LTC”) pharmacies will be required to submit Part D claims to PDP’s no less than 30 days but no more than 90 days from the date the drugs are dispensed for reimbursement.

Formularies—This provision legislatively expands the list of covered Part D drugs. This provision also offers CMS the authority to designate certain classes of drugs as having a protected status. CMS announced that it will maintain its current six protected classes policy – antidepressants, antipsychotics, antiretrovirals, immunosuppresants, anticonvulsants, and antineoplastics.

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including the requirements related to eligibility, coverage for services, payment and admissions. For residents that are eligible for Medicaid only, and are not dual eligibles covered under Medicare Part D, we bill the individual state Medicaid program or in certain circumstances the state’s designated managed care or other similar organizations. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement of certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost, which generally is defined as a function of average wholesale price and may include a profit percentage plus a dispensing fee. Most states establish a fixed dispensing fee per prescription that is adjusted to reflect associated cost. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally higher discounts off average wholesale price levels, expansion of the number of medications subject to federal upper limit pricing and general reductions in contract payment methodology to pharmacies.

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 or DRA changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations. MIPPA delayed use of AMP in setting the Federal Upper Limit (“FULs”) for multiple source drugs through September 30, 2009, and delayed public posting of AMP data until October 1, 2009. Use of AMP in FULs and public posting of AMP data are current on hold due to the injunction.

Other

Further, the Tax Relief and Health Care Act of 2006 modified several Medicaid policies, including, among other things, reducing the limit on Medicaid provider taxes from the current six percent to five-and-a-half percent from January 1, 2008 through September 30, 2010.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs

In June 2008, First DataBank, Inc. reported that it filed amendments with the Court to a previously proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court-supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The Court granted preliminary approval of the amended settlement on July 14, 2008. Further the court conducted a final fairness hearing on December 17, 2008 to consider among other things the fairness, reasonableness, and adequacy of the settlement. The court did not rule on the fairness hearing and asked that the parties provide the court with certain additional information. It is expected that the Court will make a final decision in early February 2009.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank intends to apply the same 1.20 markup factor to all other National Drug Codes or NDCs whose Blue Book AWP is set based upon a markup to WAC or Direct Price in excess of 1.20. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

Further, in order to reduce healthcare costs, the Corporation anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. Given the continuous debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Corporation cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation will have on its business. Longer term, funding for federal and state healthcare programs must consider the aging of the population and the growth in enrollees as eligibility is expanded; the escalation in drug costs owing to higher drug utilization among seniors and the introduction of new, more efficacious but also more expensive medications; the impact of the Medicare Part D benefit for seniors; and the long-term financing of the entire Medicare program. Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation may adversely affect the Corporation’s business. In particular, the changing presidential administration, and the associated health care policies, could result in significant changes to health care businesses as a whole.

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

Item 1A. Risk Factors

You should consider carefully the risks described below, together with all of the other information, in evaluating our company and our common stock. If any of the risks described below actually occur, it could have a material adverse effect on our business, results of operations, financial position and stock price.

Risk Factors Relating to the Pharmacy Transaction

We have a limited history operating as a stand-alone, publicly traded company on which you can evaluate our performance. The historical financial information may not be indicative of our future results as a stand-alone, publicly traded company.

Before the Pharmacy Transaction, we operated as separate businesses of two different companies. The historical financial statements of KPS prior to July 31, 2007 do not reflect what our financial position, results of operations and cash flows would have been had we been operated as a combined business and a stand-alone, publicly traded company during the periods prior to the Pharmacy Transaction and are not indicative of what our results of operations, financial position and cash flows may be in the future. This is primarily a result of the following factors:

•	the historical financial statements prior to July 31, 2007, do not reflect certain changes that occurred in our capital structure and operations as a result of the Pharmacy Transaction;

•

our historical financial information prior to July 31, 2007, reflects estimated allocations for services historically provided by Kindred, and these allocations are different from the costs we incurred subsequent to the Pharmacy Transaction;

•

our historical financial information prior to July 31, 2007, does not reflect the debt or debt servicing cost we incurred in connection with the Pharmacy Transaction and our obligations to obtain certain goods and services after the transaction; and

•

the historical financial information of KPS prior to July 31, 2007 does not reflect any increased costs associated with the Pharmacy Transaction to become a stand-alone, publicly traded company, including changes that have and will occur in our cost structure, personnel needs, financing and operations of the combined business as a result of the Pharmacy Transaction.

For these and other reasons, our future financial performance may not be reflective of the performance implied by the historical information we have presented for periods prior to July 31, 2007.

We have a limited operating history as a combined business or as a stand-alone, publicly traded company. We have operated the businesses of PharMerica LTC and KPS on a combined, stand-alone basis only since July 31, 2007. Therefore, we have limited historical financial statements as an independent, stand-alone company upon which you can evaluate us. The historical results reflected in this Form 10-K prior to July 31, 2007 are those of KPS. Accordingly, there can be no assurance that our business strategy and operations will be successful on a combined stand-alone basis. We may not be able to grow our business as planned.

The integration of the remaining pharmacy locations and systems infrastructure will be time consuming and could have a material adverse effect on our results of operations.

We will continue our information systems integration to one operating platform which will be time consuming, may distract our management from our operations, may be disruptive to our customers and will be expensive, all of which could have a material adverse effect on our results of operations.

We may be charged for services and products from our former parents at amounts greater than those charged prior to the Pharmacy Transaction and those charged by third-parties.

Before the Pharmacy Transaction, our business was part of two separate public companies. Our former parent companies performed many corporate functions at costs that are less than those that are presently being charged. After the Pharmacy Transaction, AmerisourceBergen continues to be our primary drug distributor under the Prime Vendor Agreement and Kindred provides information technology services under the Information Technology Services Agreement. These agreements were entered into as part of the Pharmacy Transaction and have multi-year terms. During the terms of these agreements, we are not able to negotiate potentially better pricing and other more favorable terms with other vendors thus these existing agreements could negatively impact our results of operations, financial position and competitive position.

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

Certain tax-related restrictions and indemnities set forth in the Tax Matters Agreement agreed to by AmerisourceBergen, Kindred and us in order to maintain the tax-free treatment of the Pharmacy Transaction limit our discretion in the operation of our business and could adversely affect us. Under these provisions, we:

•	have generally undertaken to maintain our current business as an active business for a period of two years following the completion of the Pharmacy Transaction;

•

are generally restricted, for a period of two years following the Pharmacy Transaction, from (i) reacquiring our stock, (ii) issuing stock to any person other than as compensation for services, (iii) making changes in our equity structure, (iv) liquidating, merging or consolidating certain of our subsidiaries, (v) transferring certain material assets except in the ordinary course of business, and (vi) entering into negotiations with respect to, or consenting to, certain acquisitions of our stock;

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

These prohibitions could discourage, delay or prevent equity financings, acquisitions, investments, strategic alliances, mergers and other transactions possibly resulting in a material adverse effect on our business. In addition, any indemnity obligations to Kindred and AmerisourceBergen could have a material adverse effect on our financial position and liquidity. These restrictions expire on July 31, 2009.

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

Risk Factors Relating to Our Business

Continued volatility and disruption to the global capital and credit markets may adversely affect our results of operations and financial condition, as well as our ability to access credit and the financial soundness of our customers and suppliers.

Recently, the global capital and credit markets have been experiencing a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected.

Intense competition may erode our profit margins.

The distribution of pharmaceuticals to healthcare facilities is highly competitive. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, which provide services comparable to those offered by our pharmacies and which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. We also compete against regional and local pharmacies that specialize in long-term care. Many of our competitors have equal or greater resources and access to capital than the Corporation. In addition, local pharmacies have strong personal relationships with their customers. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants. Consolidation within the institutional pharmacy industry may also lead to increased competition. Competitive pricing pressures may adversely affect our future operating revenue and profitability.

We compete based on innovation and service as well as price. To attract new clients and retain existing clients, we must continually meet service expectations of our clients and customers. We cannot be sure that we will continue to remain competitive with the service to our clients at our current levels of profitability.

Our operating revenue and profitability may suffer upon the loss of large multi-facility customers.

We have a number of customers that own or operate numerous multi-facilities in our institutional pharmacy segment. In addition, our hospital segment revenues are primarily derived from one large multi-facility customer. If we are not able to continue these relationships or are only able to continue these relationships on less favorable terms than the ones currently in place, our operating revenues and results of operations would be materially impacted. There can be no assurance that these customers will not terminate all or a portion of their contracts with the Corporation.

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

Pharmaceutical products can develop unexpected safety or efficacy concerns.

Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales. If we fail to or do not promptly withdraw pharmaceutical products upon a recall by a drug manufacturer, our business and results of operations could be negatively impacted.

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

Risks related to manufacturer rebates

Our pharmacies receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. The CMS has questioned whether long-term care pharmacies should be permitted to receive discounts, rebates and other price concessions from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. In guidance issued to Plan Sponsors, CMS instructed Plan Sponsors to obtain full disclosure from long-term care pharmacies of all discounts, rebates or other remuneration that such pharmacies receive from drug manufacturers and has issued guidelines regarding the information required. CMS has also issued draft reporting requirements for 2008 which would, among other things, require disclosure of non-rebate discounts and price concessions provided to long-term care pharmacies. It is possible that these disclosure requirements and others imposed by CMS could have an adverse effect on our business and results of operations. Our business could be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that we receive from pharmaceutical manufacturers.

Changes in Medicaid Reimbursement

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005, or DRA changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price, or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain. We are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

The Medicare Improvement for Patients and Providers Act of 2008 delayed use of AMP in setting FULs for multiple source drugs through September 30, 2009, and delayed public posting of AMP data until October 1, 2009. As stated above, the use of AMP in FULs and public posting of AMP data are currently on hold due to an injunction.

The settlement by First DataBank, Inc. on pricing benchmark may reduce reimbursement to us.

Average wholesale price or AWP, is a pricing benchmark published by First DataBank, Inc., which provides drug databases, content integration software and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs

In June 2008, First DataBank, Inc. reported that it filed amendments with the Court to a previously proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court-supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The Court granted preliminary approval of the amended settlement on July 14, 2008. Further the court conducted a final fairness hearing on December 17, 2008 to consider among other things the fairness, reasonableness, and adequacy of the settlement. The court did not rule on the fairness hearing and asked that the parties provide the court with certain additional information. It is expected that the Court will make a final decision in early February 2009.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank intends to apply the same 1.20 markup factor to all other National Drug Codes or NDCs whose Blue Book AWP is set based upon a markup to WAC or Direct Price in excess of 1.20. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

We are unable to fully evaluate the potential impact until a final action is ultimately determined. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operations.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Corporation’s business.

The Corporation may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Corporation’s reputation with customers, which could have a material adverse effect upon our results of operations and financial position.

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

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our profitability and results of operations could be materially and adversely affected.

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

While we believe that we are in substantial compliance with all applicable laws, many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical suppliers, and rebates paid by pharmaceutical manufacturers are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. These changes may be material and may require the expenditure of material funds to implement. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments and fines. If we or our customers fail to comply with the extensive applicable laws and regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations regardless of whether we have actually been involved in any violations or wrongdoing.

Federal and state medical privacy regulations may increase the costs of operations and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, to enhance the privacy and security of personal health information and to simplify healthcare administrative processes. The law requires the adoption of standards for the exchange of electronic health information. Based upon current information, we believe we will be able to fully comply with HIPAA requirements, but at this time, we cannot estimate the cost of compliance or if implementation of the HIPAA standards will result in an adverse effect on our operations or profitability or that of our customers. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on our results of operations and financial position.

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

Risks generally associated with our sophisticated information systems may adversely affect our results of operations.

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

We purchase a significant portion of our pharmaceutical products from one supplier—AmerisourceBergen.

We are required to purchase 95% of our pharmaceutical products from AmerisourceBergen, one of our former parent companies, pursuant to the Prime Vendor Agreement. If the Prime Vendor Agreement is terminated or AmerisourceBergen fails to deliver products in accordance with the Prime Vendor Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial position, results of operations and liquidity. In addition, under the terms of the Prime Vendor Agreement, we are unable to negotiate potentially better pricing and other terms with other drug distributors which could negatively impact our competitive position.

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

We have $73.4 million of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2008. Our intangible assets primarily represent the value of client relationships that were recorded from acquisitions prior to July 31, 2007 and upon our acquisition of PharMerica LTC. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our statement of operations in the amount the carrying value of these assets exceeds the undiscounted expected future cash flows. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of operations. An intangible asset impairment charge, or a reduction of amortization lives, could have an adverse effect on our results of operations. For the year ended December 31, 2008, we incurred a pre-tax impairment charge of $14.8 million or $0.30 diluted earnings per share as a result of a review of our lost customer base of pre-Pharmacy Transaction assets.

We primarily obtain our information services from one provider. Failure to provide information services, in a timely manner could cause delays in the delivery of our services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

We obtain substantially all of our information services from Kindred, one of our former parent companies, pursuant to the IT Services Agreement. Kindred is not in the business of providing comprehensive information technology outsourcing services to third parties and does not have any significant prior experience providing comprehensive outsourcing information technology services for any third party. If Kindred or other third parties upon whom we are dependent fail to devote sufficient time and resources to us or if their performance is substandard, our business may be harmed. Any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the reliability or operation of our business, which could cause us to experience difficulty retaining current customers and attracting new customers. This could result in our failure to satisfy our customers’ requirements or comply with certain of our financial or regulatory reporting requirements, which could have a material adverse effect on our financial position, results of operations and liquidity.

We are highly dependent on our senior management team and our pharmacy professionals.

We are highly dependent upon the members of our senior management and our pharmacists and other pharmacy professionals. Our business is managed by a small number of senior management personnel. If we were unable to retain these persons, we might be materially adversely affected due to the limited pool of senior management personnel with significant experience in our industry. Accordingly, we believe we could experience significant difficulty in replacing key management personnel. We expect that any employment contracts we enter into with our key management personnel will be subject to termination without cause by either party. Moreover, although the majority of the members of our senior management team have significant experience in the industry, they will need time to fully assess and understand our business and operations. We can offer no assurance how long these members of senior management will choose to remain with us.

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

Risk Factors Relating to Ownership of Our Common Stock and Our Senior Secured Credit Facility

The market price and trading volume of our common stock may be volatile

The market price of our common stock could fluctuate significantly for many reasons, including, without limitation the following:

•	as a result of the risk factors listed in this document;

•	actual or anticipated fluctuations in our results of operations;

•

for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance;

•	regulatory changes that could impact our business or that of our customers; and

•	general economic and industry conditions.

In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law as well as certain provisions of agreements entered into in connection with the Pharmacy Transaction could delay or prevent a change of control that stockholders may favor.

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

•

authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. Under this authority, our board of directors could adopt a rights plan which could ensure continuity of management by rendering it more difficult for a potential acquirer to obtain control of us; and

•

require an affirmative vote of the holders of three-quarters or more of the combined voting power of our common stock entitled to vote in the election of our directors in order for the stockholders to amend our bylaws.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control that may be favorable. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

Several of the agreements that we entered into with our former parent companies at closing will require us to obtain the consent of one or both of our former parent companies prior to assigning our rights and obligations under such agreements. In addition some of the agreements that we entered into at closing, including certain transition services agreements, may be modified upon a change of control of our company. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.

Acquisitions, investments and strategic alliances we may make in the future may need to be financed by borrowings from the senior secured credit facility for which funds may not be made available by certain participants.

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our business in new geographic markets. Our growth plans rely, in part, on the successful completion of future acquisitions. At any particular time, we may need to finance such acquisitions and strategic alliances by borrowings from our senior secured credit facility. The financial markets are very volatile and certain participants in our senior secured credit facility may not be able to participate in funding their commitments under the revolving line of credit. If we are unsuccessful in obtaining the financing, our business would be impacted. We have been informed by one of the lenders that they will not fund any of their commitments under the Revolving Credit Agreement of $8.3 million. This has reduced our availability under the Revolving Credit Agreement to $139.0 million. The Corporation is actively pursuing a replacement lender to fulfill the commitment.

We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of December 31, 2008, we had outstanding debt of $240.0 million, all of which was subject to variable rates of interest. We entered into an interest rate swap agreement effective July 31, 2007 with a maturity date of July 31, 2009, to manage our exposure to these fluctuations. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 100% to 17% as of December 31, 2008. The interest rate swap converts a portion of our indebtedness to a fixed rate with a decreasing notional amount starting at $200.0 million at an annual fixed rate of 5.123%, plus current applicable margin of 1.0%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Our credit risk related to this agreement is considered low because the swap agreement is managed by a creditworthy financial institution. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

We have indebtedness, which restricts our ability to pay dividends and has a negative impact on our financing options and liquidity.

We have $240.0 million in indebtednesses outstanding under our senior secured credit facility.

The credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a maximum of debt to EBITDA ratio. The senior secured credit facility contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios. The senior secured credit facility limits our ability to declare and pay dividends or other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board of directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board of directors may deem relevant. The amount of this outstanding indebtedness could limit our ability to pay dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes. A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

As a result of these and other factors, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate or are unable to borrow sufficient amounts of cash on satisfactory terms to meet these needs, we may need to seek to refinance all or a portion of our indebtedness on or before maturity, sell assets, curtail discretionary capital expenditures or seek additional capital. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, which could adversely impact our business, results of operations, liquidity, capital resources, and financial position. We have been informed by one of our lenders that they will not uphold their commitment to fund requests under the terms of the Revolving Credit facility up to the amount of $8.3 million. This reduces our availability under the revolver to $139.0 million. The Corporation is actively pursuing a replacement lendor to fulfill the commitment.

Our ability to pay dividends is limited by our financial results and we do not anticipate paying any distributions in the foreseeable future.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities including offices and key operating facilities (e.g. institutional pharmacies) in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. As of December 31, 2008 all facilities were leased. We consider all of these facilities to be suitable, adequate, and are utilized at full capacity by the institutional pharmacy business segment.

The following table presents certain information with respect to operating leases identified by the Corporation as properties as of December 31, 2008:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage
Alabama	2	20,330	Minnesota	1	15,264
Arizona	2	19,288	Mississippi	2	25,239
Arkansas	1	6,850	Missouri	1	4,090
California	12	110,579	Montana	1	2,440
Colorado	4	52,350	Nebraska	1	5,120
Connecticut	1	15,600	Nevada	2	10,860
Delaware	2	26,274	New Hampshire	1	7,500
Florida	7	117,393	New Mexico	1	4,798
Georgia	2	32,800	North Carolina	5	32,950
Hawaii	6	15,693	Ohio	2	17,682
Idaho	1	5,750	Oregon	1	5,820
Illinois	1	15,256	Pennsylvania	8	53,388
Indiana	1	24,354	Rhode Island	1	7,800
Iowa	2	10,342	South Dakota	2	12,050
Kansas	1	9,977	Tennessee	3	28,862
Kentucky	3	105,445	Texas	9	77,559
Louisiana	1	4,914	Utah	1	8,002
Maine	1	10,200	Virginia	3	23,647
Maryland	6	12,740	Washington	2	14,792
Massachusetts	1	49,112	Wisconsin	1	10,700
Michigan	2	13,185

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our only class of common equity is our $0.01 par value common stock, which trades on the NYSE under the symbol “PMC.” Trading in our common stock commenced on the NYSE on August 1, 2007. Prior to that time, there was no public trading market for our common stock.

The following table sets forth the high and low sales prices per share during the period, at closing, of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low	Close
Fiscal 2007
First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	$17.73	$14.92	$14.92
Fourth Quarter	$16.62	$13.84	$13.88

Fiscal 2008
First Quarter	$17.17	$13.15	$16.57
Second Quarter	$23.18	$15.58	$22.59
Third Quarter	$25.05	$21.59	$22.49
Fourth Quarter	$22.19	$13.70	$15.67

As of January 30, 2009, we had approximately 2,444 stockholders of record of the Corporation’s common stock.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the PMC Peer Group Index for the period from August 1, 2007 to December 31, 2008. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on August 1, 2007 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	PMC Peer Group	PMC Peer Group - 2007
August 1, 2007	$100	$100	$100	$100
September 30, 2007	86	104	98	105
December 31, 2007	80	100	101	97
March 31, 2008	96	90	91	94
June 30, 2008	131	87	95	86
September 30, 2008	130	79	106	95
December 31, 2008	91	62	90	76

During 2008, the Corporation changed its Peer Group Index to include the following companies: Apria Healthcare Group, Amedisys Inc., Gentiva Health Services, Inc., Catalyst Health Solutions, Inc., Health South Corporation, Henry Schein, Inc., Invacare Corporation, Lincare Holdings, Inc., Longs Drug Stores, Magellan Health Services Inc., Omnicare Inc., Owens & Minor, PSS World Medical Inc., and Res Care, Inc.

The Corporation has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. Management believes the stockholders are better served if all of the Corporation’s earnings are retained for expansion of the business. The Corporation did not repurchase any of the shares of its common stock during the year ended December 31, 2008.

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

Corporation stock options granted under the Omnibus Plan to replace options granted by Kindred or AmerisourceBergen that were cancelled or forfeited upon the consummation of the Pharmacy Transaction have the same basic terms, conditions and vesting schedule of the awards granted to them by Kindred and AmerisourceBergen. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly KPS or PharMerica LTC employees were replaced with restricted shares of the Corporation’s common stock, which have the same basic terms and conditions as applied to the forfeited Kindred or AmerisourceBergen restricted shares.

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

Stock based compensation granted under the Omnibus Plan in 2008 vests in four equal annual installments and has a term of seven years. The performance share units granted under the Omnibus Plan in 2008 vest based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives.

On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	1,399,776(1)	$15.47(2)	2,252,406

See Note 9 to the Consolidated Financial Statements for information regarding the material features of the Omnibus Plan.

(1) Includes the following:

1,332,649 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan; and

67,127 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take the 67,127 shares of common stock to be issued under performance share units into account.

Item 6. Selected Financial Data

Selected Financial Data

The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in millions, except where indicated):

	Years Ended December 31,
	2004 (1)	2005 (1)	2006 (1)	2007 (1)	2008
Statement of operations data:
Revenues	$360.0	$522.2	$652.6	$1,217.8	$1,947.3
Cost of goods sold	302.3	439.1	557.9	1,044.0	1,662.7

Gross profit	57.7	83.1	94.7	173.8	284.6
Selling, general and administrative	38.2	46.6	67.3	141.4	214.1
Amortization expense	—	2.2	3.4	5.0	6.5
Impairment of intangible assets	—	—	—	—	14.8
Integration, merger related costs and other charges	—	—	2.9	57.7	26.7

Operating income (loss) (2)	$19.5	$34.3	$21.1	$(30.3)	$22.5

Net income (loss)	$12.1	$21.0	$12.8	$(24.1)	$5.0

Earnings (loss) per common share: (3)
Basic	NM	NM	NM	$(1.13)	$0.17
Diluted	NM	NM	NM	$(1.13)	$0.17
Shares used in computing earnings (loss) per common share:
Basic	NM	NM	NM	21.3	30.1
Diluted	NM	NM	NM	21.3	30.2

Balance sheet data:
Working capital	$28.9	$72.3	$79.2	$268.6	$272.3
Goodwill	$0.7	$40.0	$45.2	$111.3	$113.7
Intangible assets, net	$0.7	$34.3	$38.0	$77.5	$73.4
Total assets	$63.7	$194.6	$236.8	$680.1	$679.2
Long-term debt	$—	$—	$—	$250.0	$240.0
Total stockholder’s equity	$44.5	$170.4	$198.3	$309.2	$319.8

Supplemental information:
Adjusted EBITDA (4)	$22.1	$40.1	$32.8	$44.5	$92.5
Adjusted EBITDA Margin (4)	6.1%	7.7%	5.0%	3.7%	4.8%
Net cash provided by operating activities	$8.4	$5.3	$10.0	$36.3	$65.7
Net cash used by investing activities	$(7.4)	$(109.5)	$(25.0)	$(22.0)	$(47.4)
Net cash provided by financing activities	$0.1	$103.6	$17.3	$14.0	$(9.0)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	7,574	10,289	12,644	24,751	40,319
Revenue per prescription dispensed	$44.99	$46.25	$47.63	$46.99	$46.85
Gross profit per prescription dispensed	$6.93	$7.03	$6.65	$6.57	$6.78

Customer licensed beds under contract:
Beginning of period	61,407	66,195	93,282	102,571	337,043
Additions	10,288	34,174	19,567	260,376	21,398
Losses	(5,291)	(6,648)	(10,056)	(25,983)	(36,065)
Other	(209)	(439)	(222)	79	—

End of period	66,195	93,282	102,571	337,043	322,376

Hospital management contracts serviced	69	73	81	86	84

(1)	The historical periods of the Corporation exclude the results of PharMerica LTC for the years ended December 31, 2004, 2005, 2006. For the year ended December 31, 2007, PharMerica LTC is included beginning August 1, 2007.
(2)	Includes depreciation expense of $2.4 million, $3.6 million, $5.4 million, $15.6 million, and $22.0 million for the years ended December 31, 2004, 2005, 2006, 2007, and 2008, respectively.
(3)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in whole dollars.
(4)	See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA Margin.

Use of Non-GAAP Measures For Measuring Annual Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusting EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income and net operating cash flows for the periods presented (in millions):

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,
	2004	2005	2006	2007	2008
Net income (loss)	$12.1	$21.0	$12.8	$(24.1)	$5.0
Add:
Interest expense, net	—	—	(0.1)	7.2	14.2
Integration, merger related costs and other charges	—	—	2.9	57.7	26.7
Provision (benefit) for income taxes	7.6	13.3	8.4	(13.4)	3.3
Effect of change in estimate on cost of goods sold	—	—	—	(3.1)	—
Impairment of intangible assets	—	—	—	—	14.8
Depreciation and amortization expense	2.4	5.8	8.8	20.2	28.5

Adjusted EBITDA	$22.1	$40.1	$32.8	$44.5	$92.5

Adjusted EBITDA Margin	6.1%	7.7%	5.0%	3.7%	4.8%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2004	2005	2006	2007	2008
Adjusted EDITDA	$22.1	$40.1	$32.8	$44.5	$92.5
Interest expense, net	—	—	0.1	(7.2)	(14.2)
(Provision) benefit for income taxes	(7.6)	(13.3)	(8.4)	13.4	(3.3)
Effect of change in estimate on cost of goods sold	—	—	—	3.1	—
Integration, merger related costs and other charges	—	—	(2.9)	(22.6)	(22.2)
Provision for bad debt	1.8	(1.1)	7.3	16.2	24.7
Stock-based compensation	—	0.8	0.9	1.5	4.9
Amortization of deferred financing fees	—	—	—	0.2	0.4
Loss on disposition of equipment	—	—	0.5	0.1	0.2
Deferred income taxes	0.3	(2.0)	(1.6)	(13.4)	2.8
Other	0.8	(1.1)	(3.5)	(0.9)	(0.5)
Changes in assets and liabilities	(9.0)	(18.1)	(15.2)	1.4	(19.6)

Net Cash Flows from Operating Activities	$8.4	$5.3	$10.0	$36.3	$65.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from the Pharmacy Transaction and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

•	changes in or the failure to achieve the underlying assumptions and expectations related to the Pharmacy Transaction;

•	availability of financial and other resources to us after the Pharmacy Transaction, including our expectations regarding liquidity and capital resources;

•	the Corporation’s access to capital, credit ratings, indebtedness and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	a determination by the IRS that the Pharmacy Transaction should be treated as a taxable transaction, in whole or in part, and any tax liabilities and indemnification obligations related thereto;

•

the Corporation’s ability to operate under the terms of the Tax Matters Agreement, including the covenants and restrictions which limit the Corporation’s discretion in the operation of the Corporation’s business;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of retaining existing customers and service contracts and ability to attract new customers for growth of the Corporation’s business;

•	the effects of renegotiating contract pricing relating to significant customers;

•	the effects of the loss or bankruptcy of or default by a significant customer or customers, supplier or other entity relevant to the Corporation’s operations;

•

the Corporation’s ability to implement its business strategy, including, without limitation, the Corporation’s ability to integrate the formerly separate institutional pharmacy businesses of the Corporation’s former parent companies, including costs associated with such integration, and resolve any inefficiencies in connection with the Pharmacy Transaction;

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

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the ability to obtain financing for acquisitions from the various lenders in the senior secured credit facility;

•	further consolidation of managed care organizations and other third party payors;

•	political and economic conditions nationally, regionally and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, earthquakes, hurricanes or other matters beyond the Corporation’s control;

•	the increases in energy costs and the impact on the costs of delivery expense and utility expense;

•	elimination of, changes in or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

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

•

the Corporation’s ability to comply with the terms of its Corporate Integrity Agreement entered into between the Office of Inspector General of the Department of Health and Human Services and PharMerica LTC on March 29, 2005;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act and regulatory investigations;

•	the effects on the Corporation’s results of operations related to the accounting for the costs of acquisitions as a result of new accounting rules;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the adequacy of our facilities to accommodate our anticipated needs;

•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents;

•	adverse results in material litigation matters or governmental inquiries;

•	the effects of changes to critical accounting estimates; and

•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K.

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

General

Pharmacy Transaction

The Corporation was formed on October 23, 2006 by Kindred and AmerisourceBergen for the purpose of consummating the transactions contemplated by the Master Agreement dated October 25, 2006, as amended. Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through the Pharmacy Transaction, combined their respective institutional pharmacy businesses, KPS and PharMerica LTC, into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007.

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

Reporting Entity

The consolidated financial statements included in this Annual Report on Form 10-K as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 reflect the financial position, results of operations and cash flows of the Corporation, which during the 2006 periods covered by this Annual Report and the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. As discussed above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. The results of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. Accordingly, except as otherwise discussed below, this Management’s Discussion and Analysis reflects the financial condition, results of operations and cash flows of the Corporation at December 31, 2008 and historically of KPS on a stand-alone basis for all periods prior to August 1, 2007. The financial condition, results of operations and cash flows of the Corporation as of and for the years ended December 31, 2006 and 2007 may not be indicative of the Corporation’s future performance or reflect what the Corporation’s financial conditions, results of operations and cash flows would have been had the Pharmacy Transaction been consummated as of January 1 of each respective year had the Corporation operated as a separate, stand-alone entity during the periods presented.

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates over 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 84 hospitals in the United States.

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

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies and private payors. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. The primary uncertainties lie with the private payors, which include co-payments and deductibles from individual patients, dual eligible co-payments that are due from PDP’s, and payments due from some long-term care institutions. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due back a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2007 and 2008, were $43.4 million and $46.5 million, respectively.

Our quarterly provision for doubtful accounts included in our statements of operations excluding the impact of the third quarter 2007 change in estimate was as follow (in millions):

	Amount	% of Revenues
2006
March 31	$2.0	1.3%
June 30	2.8	1.8
September 30	1.9	1.1
December 31	0.6	0.4
2007
March 31	$1.1	0.6%
June 30	3.3	1.9
September 30	6.3	1.7
December 31	5.5	1.1
2008
March 31	$5.2	1.1%
June 30	5.5	1.1
September 30	7.2	1.5
December 31	6.8	1.4

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

We attempt to collect the private and other accounts through various efforts for which the patient is the responsible party. We attempt to collect the dual eligible co-payments from PDP’s by obtaining the appropriate documentation from the responsible party of the patient or from the documentation located at the long – term care institution. This is known as Best Available Evidence or BAE. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. In all cases, the drugs have been dispensed.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2007	2008
March 31	41.5	39.7
June 30	44.4	40.7
September 30	45.4	41.1
December 31	40.1	42.0

Sensitivity Analysis

If our provision as a percent of institutional revenue increases 0.10%, our after tax income would change by approximately $1.1 million or $0.04 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections at the regional business offices, payor mix and trends in federal and state regulations.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts -(continued)

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2007
March 31	NM	NM	NM
June 30	NM	NM	NM
September 30	$64.6	$282.1	22.9%
December 31	43.4	256.4	16.9
2008
March 31	$44.3	$261.6	16.9%
June 30	45.2	262.0	17.3
September 30	45.8	266.6	17.2
December 31	46.5	265.8	17.5

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our allowance for doubtful accounts.

Assumptions/Approach Used

The following table shows our summarized aging categories by quarter:

	0 to 60 days	61 to 120 days	Over 120 Days
2007
March 31	NM	NM	NM
June 30	NM	NM	NM
September 30	60.6%	16.5%	22.9%
December 31	64.8%	17.4%	17.8%
2008
March 31	68.7%	14.2%	17.1%
June 30	63.2%	19.7%	17.1%
September 30	62.0%	19.1%	18.9%
December 31	64.1%	18.1%	17.8%

On a monthly basis, the Corporation performs a comprehensive assessment of its reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considers recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history.

In September 2007 as part of the analysis described above, the Corporation recorded in integration, merger related costs and other charges a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per share impact of $0.84.

Sensitivity Analysis

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the years ended December 31, 2006, 2007, and 2008 are as follows:

	2006	2007	2008
Medicare Part D	38.6%	45.2%	45.5%
Institutional healthcare providers	37.1	30.3	29.7
Medicaid	8.6	8.9	9.3
Private and other	3.6	6.4	6.8
Insured	3.2	3.8	5.2
Medicare	1.2	0.9	0.5
Hospital Management fees	7.7	4.5	3.0

Total	100%	100%	100%

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2007 and 2008 are as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2007	2008	2007	2008
Medicare Part D	43.9%	46.2%	41.2%	44.7%
Institutional healthcare providers	33.9	29.6	34.0	30.1
Medicaid	7.8	9.6	7.9	9.2
Private and other	4.8	6.2	5.2	7.0
Insured	0.7	4.8	2.5	5.4
Medicare	1.2	0.6	1.3	0.5
Hospital management fees	7.7	3.0	7.9	3.1

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2007	2008	2007	2008
Medicare Part D	45.9%	45.1%	46.5%	45.9%
Institutional healthcare providers	29.1	29.2	28.7	29.7
Medicaid	9.1	9.5	9.6	8.9
Private and other	7.1	7.3	6.9	6.9
Insured	4.5	5.3	4.9	5.3
Medicare	0.7	0.6	0.6	0.4
Hospital management fees	3.6	3.0	2.8	2.9

Total	100.0%	100.0%	100.0%	100.0%

Please refer to Note 7 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our revenue recognition policies.

Assumptions/Approach Used

A significant portion of our revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that our operating system is automatically updated with the actual amount to be reimbursed. As a result, our revenues and the associated receivables are based upon the actual reimbursement to be received. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

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

Sensitivity Analysis

Due to the large number of contractual customers within our institutional pharmacy business, if our reimbursement declined or was negatively impacted 0.25%, the negative impact on net income would be $2.8 million or $0.09 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy locations. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency. All other inventory is maintained on a periodic system, through the performance of monthly physical inventories.

At December 31, 2007 and 2008, our inventory on our consolidated balance sheets was as follows (in millions):

•	2007 $77.9

•	2008 $73.4

Our annualized inventory turns were as follows:

	2007	2008
March 31	15.8	16.4
June 30	16.1	16.1
September 30	15.9	16.5
December 31	16.7	16.5

We receive rebates on purchases from various vendors and suppliers.

Rebates included in our statements of operations were as follows (in millions):

	2006	2007	2008
March 31	$3.1	$4.0	$12.7
June 30	3.3	3.8	13.9
September 30	3.9	11.5	12.1
December 31	3.6	12.4	11.9

Total	$13.9	$31.7	$50.6

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventory.

Assumptions/Approach Used

Our inventory is maintained on a first-in, first-out (“FIFO”) lower of cost or market basis. Our controlled prescription drugs are maintained on a perpetual inventory basis to the extent required by the Drug Enforcement Agency. All other inventory is maintained on a periodic basis. We perform inventory counts at all locations with the use of our personnel and the use of third party inventory count teams under our supervision. Effective in the first quarter of 2009, we will only perform quarterly inventory counts and these will be performed on the third month of each quarter.

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

A 1.0% error rate in the count of prescription drugs in inventory would negatively impact net income $0.4 million, or $0.01 per diluted share.

If our rebates received were to be reduced by 1.0%, the effect on net income for the year ended December 31, 2008 would have been a decrease of $0.3 million, or $0.01 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of tradenames, customer relationship assets, and non-compete agreements.

Our goodwill included in our consolidated balance sheets as of December 31, 2007 and 2008 was as follows (in millions):

•	2007 $111.3

•	2008 $113.7

The increase in our goodwill during 2007 was primarily the result of the acquisition of PharMerica LTC. This acquisition resulted in $64.5 million of goodwill.

Our net intangible assets, included in our consolidated balance sheets as of December 31, 2007 and December 31, 2008 were as follows (in millions):

	2007	2008
Customer relationships	$57.4	$53.1
Tradenames	27.9	27.9
Non-competition agreements	2.4	2.4

	87.7	83.4
Accumulated Amortization	(10.2)	(10.0)

	$77.5	$73.4

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

The purchase prices of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Fair value estimates are derived from management with the assistance of independent third-party firms, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision of allocations are that of management.

We follow the guidance in Statement of Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, for assessing the potential impairment of tangible assets and long-lived assets recorded on the Corporation’s balance sheet. We review our assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

For the year ended December 31, 2008, we recognized an impairment charge of $14.8 million related to finite lived intangible assets resulting in a loss per dilutive share impact of $0.30. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. See Note 4 to our financial statements for further disclosures of the impairment charge.

Sensitivity Analysis

We performed our annual testing for goodwill impairment as of December 31, 2007 and 2008 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2007 and 2008 were as follows (in millions), including the impact of valuation allowances:

•	2007 $ 85.9

•	2008 $ 84.3

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2007 and 2008 were as follows (in millions):

•	2007 $6.0

•	2008 $10.3

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a FIN 48 liability for the realized, but unrecognized tax benefit. As of December 31, 2008, the Corporation has a $2.4 million liability recorded for unrecognized tax benefits for U.S. Federal and State tax jurisdictions. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Tax benefits from uncertain tax positions are recognized in the Corporation’s financial statements if it is more-likely-than-not that the position is sustainable based on the technical merits of the position. In evaluating whether the position has met this recognition threshold, the Corporation assumes that the appropriate taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the Corporation’s financial statements for a tax position meeting the recognition threshold is determined by a measurement of the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement.

Subsequent recognition, derecognition and measurement of uncertain tax positions is based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

With respect to the net operating loss carryforwards, the Corporation considers all available positive and negative evidence to determine whether a valuation allowance is needed. This includes an analysis of the statutory carryforward available under law, anticipated future income or loss, as well as tax planning strategies. If the cumulative weight of evidence suggests that it is more-likely-than-not that all or some portion of the net operating losses will not be realized, a full or partial valuation allowance will be recognized based upon the qualitative and quantitative evidence examined.

Sensitivity Analysis

Our deferred tax assets exceeded our deferred tax liabilities by $84.3 million as of December 31, 2008, including the impact of valuation allowances. Historically, we have produced federal taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses and current expected results, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes unless a strong earnings history existed apart from an identifiable operational condition no longer present. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $6.0 million and $10.3 million at December 31, 2007 and 2008, respectively.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2008 plus the applicable penalties and interest.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation Omnibus Plan under which the Corporation is able to grant equity-based and other awards to its employees, directors and consultants. The Corporation has initially reserved up to 3,800,000 shares of its common stock for awards to be granted under the plan plus 534,642 shares issued for converted equity awards held by employees of KPS and PharMerica LTC upon the consummation of the Pharmacy Transaction. The Compensation Committee has granted stock based compensation awards with respect to 1,903,913 common shares under the Omnibus Plan. After consideration of forfeitures, 2,252,406 shares remain available for grant at December 31, 2008. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Incentive Plan. In 2007 and 2008, the Compensation Committee established long-term and short-term incentive programs under the Omnibus Plan.

Unvested stock options and restricted shares of Kindred and AmerisourceBergen common stock held by our employees who were formerly PharMerica LTC or KPS employees were replaced with stock based awards of the Corporation’s common stock, which will have the same terms and conditions as applied to the forfeited Kindred or AmerisourceBergen stock based awards.

Our stock-based compensation for the years ended December 31, 2006, 2007 and 2008 included in our results of operations was as follows (in millions):

2006: $0.9

2007: $1.5

2008: $4.9

Please refer to Note 9 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Assumptions/Approach Used

In connection with the granting of shares under the Omnibus plan, each option is to vest in four equal annual installments and to have a term of seven years. The restricted shares/restricted share units will generally vest, in full, upon the three–year anniversary of the date of grant, thus stressing the retentive aspect of these awards. The full vesting of performance share units is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which will reinforce the importance of achieving the Corporation’s profitability objectives. The performance period for the performance share units is a three-year period.

We estimated the fair value of stock options granted during 2007 and 2008 using the Black – Scholes – Merton option valuation model (“BSM”). We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three to four years. The stock options that were granted under the Omnibus Plan vest 25% on each grant anniversary date over four years of continued employment. Restricted stock awards vest 100% at the third anniversary.

The weighted average fair value per share of stock options granted by us during 2007 and 2008 were $5.82 and $4.67, respectively. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock options valuation model for 2007 and 2008 and the paragraphs below this table summarizes each assumption:

	2007	2008
Expected volatility	33.3 - 45.0%	33.3 - 41.7%
Risk free interest rate (range)	4.55 - 4.98%	1.53 - 2.45%
Expected dividends	—	—
Average expected term (years)	0.3 - 5.0	2.0 - 5.0
Fair value per share of stock options granted based on the Black-Sholes-Merton model	$5.82	$4.67

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

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. As the Corporation has no history prior to July 31, 2007, we have used historical peer-group volatility. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of twelve companies in the same or similar industries as the Corporation. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility.

Sensitivity Analysis

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our stock based compensation expense during 2008 was 10% higher, our 2008 after-tax income from continuing operations would decrease by approximately $ 0.3 million, or $0.01 per diluted share.

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

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: 1) the formation of a joint venture; 2) the acquisition of an asset or a group of assets that does not constitute a business; 3) a combination between entities or businesses under common control; or 4) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No. 141(R) will have a material effect on the Corporation’s results of operations and financial position, to the extent the Corporation has acquisitions, as costs that have historically been capitalized as a part of the purchase price will now be expensed, such as accounting, legal and other professional fees.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 will have a material effect on the Corporation’s results of operations and financial position, to the extent the Corporation has acquisitions.

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

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. In addition, cost of product includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. The Corporation also receives rebates on generic drugs dispensed and administrative rebates.

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

Integration, merger related costs and other charges represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen and their respective mergers. The definition also represents costs of integrating information systems, duplicative costs associated with merging overall corporate functions and the consolidation of pharmacies within a similar location.

Interest expense (income), net, primarily includes interest expense relating to our senior secured credit facility and our swap agreement, partially offset by interest income generated by cash and cash equivalents.

Consolidated Balance Sheets

Our assets include cash and cash equivalent investments, accounts receivable, inventory, fixed assets, deferred tax assets, goodwill and intangibles.

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

Inventory reflects the cost of prescription products held for dispensing by our institutional pharmacies and are recorded on a first-in, first-out basis. We perform monthly inventory counts and record our inventory and cost of goods sold based on such monthly inventories. We also include an estimate for returns on inventory.

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

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases and other purchases made in the normal course of business. Accrued expenses and other current liabilities primarily consist of employee—and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a loan under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles and subsequent cash collections. We pay for our prescription drug inventory in accordance with payment terms offered under our Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period; rebates earned are recorded as a reduction to inventory and cost of goods sold in the period earned. Outgoing cashflows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

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

DNA: Represents data not available.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2006		Increase (Decrease)		2007		Increase (Decrease)		2008
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$602.2	92.3%	$560.8	93.1%	$1,163.0	95.5%	$725.8	62.4%	$1,888.8	97.0%
Hospital Management	50.4	7.7	4.4	8.7	54.8	4.5	3.7	6.8	58.5	3.0

Total net revenues	652.6	100.0	565.2	86.6	1,217.8	100.0	729.5	59.9	1,947.3	100.0

Cost of goods sold:
Institutional Pharmacy	518.1	79.4	482.2	93.1	1,000.3	82.1	615.0	61.5	1,615.3	83.0
Hospital Management	39.8	6.1	3.9	9.8	43.7	3.6	3.7	8.5	47.4	2.4

Total cost of goods sold	557.9	85.5	486.1	87.1	1,044.0	85.7	618.7	59.3	1,662.7	85.4

Gross profit:
Institutional Pharmacy	84.1	12.9	78.6	93.5	162.7	13.4	110.8	68.1	273.5	14.0
Hospital Management	10.6	1.6	0.5	4.7	11.1	0.9	—	0.0	11.1	0.6

Total gross profit	$94.7	14.5%	$79.1	83.5%	$173.8	14.3%	$110.8	63.8%	$284.6	14.6%

Institutional Pharmacy
Volume information
Prescriptions dispensed	12,644		12,107	95.8%	24,751		15,568	62.9%	40,319
Revenue per prescription dispensed	$47.63		$(0.64)	(1.3)%	$46.99		$(0.14)	(0.3)%	$46.85
Gross Profit per prescription dispensed	$6.65		$(0.08)	(1.2)%	$6.57		$0.21	3.2%	$6.78
Customer licensed beds under contract
Beginning of period	93,282		9,289	10.0%	102,571		234,472	228.6%	337,043
Additions	19,567		240,809	NM	260,376		(238,978)	(91.8)	21,398
Losses	(10,056)		(15,927)	158.4	(25,983)		(10,082)	38.8	(36,065)
Other	(222)		301	135.6	79		(79)	(100.0)	—

End of period	102,571		234,472	228.6%	337,043		(14,667)	(4.4)%	322,376

Hospital Management
Volume information
Hospital management contracts serviced	81		5.0	6.2%	86		(2)	(2.3)%	84

Revenues

The increase in institutional pharmacy revenues of $725.8 million for the year ended December 31, 2008, compared to the year ended December 31, 2007 was primarily the result of the acquisition of PharMerica LTC on July 31, 2007. This resulted in a significant increase in patients serviced. The acquisition of an institutional pharmacy business in the fourth quarter of 2008 accounted for $4.5 million of revenues for the year ended December 31, 2008.

The $3.7 million increase in hospital management revenues for the year ended December 31, 2008, compared to the year ended December 31, 2007 resulted from an increase in direct reimbursable costs as well as certain contractually provided management fee increases, partially offset by a decline in the number of hospitals served.

The increase in institutional pharmacy revenues of $560.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006 was primarily the result of the acquisition of PharMerica LTC which accounted for $528.8 million or 94% of the total increase. Revenues from three pharmacies acquired in 2006 accounted for $14.2 million or 3% while the opening of five new locations contributed $16.5 million of the increase. The remaining increase of $1.3 million was a result of same pharmacy volume and rate changes. The decrease in revenue per prescription dispensed was primarily the result of declines in customer pricing mix. Revenues were also impacted by net customer losses during the year.

The $4.4 million increase in hospital management revenues for the year ended December 31, 2007, compared to the year ended December 31, 2006 resulted from an increase in the number hospitals serviced as well as certain contractually provided management fee increases.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $615.0 million for the year ended December 31, 2008 compared to the same period in 2007 due primarily to the acquisition of PharMerica LTC on July 31, 2007.

The $3.7 million increase in hospital management cost of goods sold for the year ended December 31, 2008, compared to the year ended December 31, 2007 was the result of an increase in the direct costs of the hospital pharmacies which was a pass-through to our customers. These increases were primarily related to labor and related expenses.

Institutional pharmacy cost of goods sold increased $482.2 million for the year ended December 31, 2007 compared to the same period in 2006. The acquisition of PharMerica LTC accounted for $450.5 million or 93% of the increase and a change in estimate associated with the accounting for rebates reduced cost of goods sold by $3.1 million for the period ended December 31, 2007. The 2006 acquisitions contributed an estimated $12.7 million to the increase and the 2006 new store openings contributed an estimated $14.3 million, both representing approximately 3% of the increase. The remaining increase of $7.8 million was due to the same pharmacy increase in non-drug costs.

The Hospital Management cost of goods sold increased $3.9 million for the year ended December 31, 2007, over the comparable prior year period. Cost of goods sold for the Hospital Management segment is primarily related to labor costs, and increased as a result of the provision of management services to additional hospitals served, combined with the impact of wage inflation.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2006		Increase (Decrease)		2007		Increase (Decrease)		2008
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Gross profit and operating expenses:
Institutional Pharmacy	$84.1	12.9%	$78.6	93.5%	$162.7	13.4%	$110.8	68.1%	$273.5	14.0%
Hospital Management	10.6	1.6	0.5	4.7	11.1	0.9	—	—	11.1	0.6

Total gross margin	94.7	14.5	79.1	83.5	173.8	14.3	110.8	63.8	284.6	14.6
Selling, general and administrative expenses	67.3	10.3	74.1	110.1	141.4	11.6	72.7	51.4	214.1	11.0
Amortization expense	3.4	0.5	1.6	47.1	5.0	0.4	1.5	30.0	6.5	0.3
Impairment of intangible assets	—	—	—	—	—	—	14.8	100.0	14.8	0.8
Integration, merger related costs and other charges	2.9	0.4	54.8	NM	57.7	4.8	(31.0)	(53.7)	26.7	1.4
Interest expense, net	(0.1)	—	7.3	NM	7.2	0.6	7.0	97.2	14.2	0.7

Income (loss) before provision for income taxes	21.2	3.3	(58.7)	(276.9)	(37.5)	(3.1)	45.8	(122.1)	8.3	0.4
Provision (benefit) for income taxes	8.4	1.3	(21.8)	(259.5)	(13.4)	(1.1)	16.7	(124.6)	3.3	0.1

Net income (loss)	$12.8	2.0%	$(36.9)	(288.3)%	$(24.1)	(2.0)%	$29.1	(120.7)%	$5.0	0.3%

Institutional pharmacy gross profit for the year ended December 31, 2008 was $273.5 million or $6.78 per prescription dispensed. Institutional gross profit margin for the year ended December 31, 2008 was 14.5% of institutional revenue. This compares to an institutional gross profit for the year ended December 31, 2007 of $162.7 million or $6.57 per prescription dispensed. Institutional gross profit margin for the year ended December 31, 2007 was 14.0% of institutional revenue. The institutional gross profit for 2008 compared to 2007 was favorably impacted by a reduction in expenses as a result of the consolidation of pharmacy locations during the period as institutional cost of goods as a percent of institutional revenue declined 50 bps.

Institutional pharmacy gross profit for the year ended December 31, 2007 was $162.7 million or $6.57 per prescription dispensed. This compares to institutional gross profit of $84.1 million or $6.65 per prescription dispensed for the year ended December 31, 2006. As a percent of institutional revenue, gross profit margin was 14.0% for the year ended December 31, 2006. Institutional gross profit per prescription decreased $0.08 or 1.2% primarily as a result of competitive pricing issues, which resulted in a decline in revenue per prescription dispensed by $0.64 per prescription.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (dollars in millions):

	Years Ended December 31,
	2006		Increase (Decrease)		2007		Increase (Decrease)		2008
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$33.3	5.1%	$35.6	106.9%	$68.9	5.7%	$38.6	56.0%	$107.5	5.5%
Provision for doubtful accounts	7.3	1.1	8.9	121.9	16.2	1.3	8.5	52.5	24.7	1.3
Contracted services	0.1	—	9.5	NM	9.6	0.8	7.6	79.2	17.2	0.9
Supplies	2.6	0.4	1.1	42.3	3.7	0.3	3.8	102.7	7.5	0.4
Travel expenses	3.0	0.5	1.7	56.7	4.7	0.4	1.2	25.5	5.9	0.3
Professional fees	1.8	0.3	3.8	211.1	5.6	0.5	4.0	71.4	9.6	0.5
Stock-based compensation	0.9	0.1	0.6	66.7	1.5	0.1	3.4	226.7	4.9	0.3
Management fee	11.5	1.8	(3.1)	(27.0)	8.4	0.7	(8.4)	(100.0)	—	—
Depreciation	0.9	0.1	5.5	611.1	6.4	0.5	4.3	67.2	10.7	0.5
Rent	0.8	0.1	4.5	562.5	5.3	0.4	3.6	67.9	8.9	0.4
Maintenance	0.3	0.1	1.7	566.7	2.0	0.2	1.1	55.0	3.1	0.2
Other costs	4.8	0.7	4.3	89.6	9.1	0.7	5.0	54.9	14.1	0.7

Total selling general and administrative expenses	$67.3	10.3%	$74.1	110.1%	$141.4	11.6%	$72.7	51.4%	$214.1	11.0%

The increase of $72.7 million in selling, general and administrative expenses for the year ended December 31, 2008 compared to December 31, 2007, was primarily attributable to a full year of operating results from the acquisition of PharMerica LTC, the legal and accounting fees associated with becoming compliant under the Sarbanes Oxley Act and the additional costs associated with being a public company. Stock based compensation increased $3.4 million for the year ended December 31, 2008 compared to December 31, 2007, due to the Corporation incurring a full year of compensation expense. Prior year stock based compensation primarily represented only stock based compensation for the period from the date of the Pharmacy Transaction, July 31, 2007 to December 31, 2007. Total selling general and administrative expenses declined as a percentage of total revenues due primarily to the elimination of the management fee with Kindred and the elimination of duplicative positions.

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

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2006		2007		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.6	0.1%	$2.7	0.2%	$2.3	0.1%
Equipment and software	4.8	0.7	12.7	1.1	19.3	1.0
Leased equipment	—	—	0.2	—	0.4	NM

Total depreciation expense	$5.4	0.8%	$15.6	1.3%	$22.0	1.1%

Depreciation expense recorded in cost of goods sold	$4.5	0.7%	$8.8	0.7%	$11.3	0.6%
Depreciation expense recorded in selling, general & administrative expenses	0.9	0.1	6.4	0.6	10.7	0.5
Depreciation expense recorded in integration, merger related costs and other charges	—	—	0.4	—	—	—

Total depreciation expense	$5.4	0.8%	$15.6	1.3%	$22.0	1.1%

Total capital expenditures	$9.9	1.5%	$16.7	1.4%	$22.1	1.1%

The increase of $6.4 million in depreciation expense for the year ended December 31, 2008 over the prior year amount of $15.6 million is primarily related to a full year of operating results from the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure.

The increase of $10.2 million in depreciation expense for the year ended December 31, 2007 over the prior year amount of $5.4 million is primarily related to the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure. For the year ended December 31, 2007, the Corporation recognized approximately $6.3 million in depreciation expense from assets acquired in the Pharmacy Transaction.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2006		2007		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$—	—%	$0.6	—%	$1.3	0.1%
Non-compete agreements	0.4	—	0.4	—	0.4	NM
Noncontractual customer relationships	3.0	0.5	4.0	0.4	4.8	0.2

Total amortization expense	$3.4	0.5%	$5.0	0.4%	$6.5	0.3%

The increase in amortization expense in 2008 and 2007 of $1.5 million and $1.6 million, respectively, was the result of amortization of the intangibles acquired in connection with the PharMerica LTC acquisition.

Impairment of intangible assets

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million, related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. Using a discounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30.

Integration, merger related costs and other charges

Integration, merger related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Years Ended December 31,
	2006	2007	2008
Integration costs and other charges:
Allowance for doubtful accounts	$—	$27.9	$—
Professional and advisory fees	—	1.1	1.7
General and administrative	—	0.6	3.2
Employee costs	—	0.6	7.2
Severance costs	—	1.1	5.3
Facility costs	—	2.6	9.3

	—	33.9	26.7

Merger related costs:
Professional and advisory fees	2.9	8.0	—
General and administrative	—	5.4	—
Employee costs	—	7.6	—
Severance costs	—	2.0	—
Facility costs	—	0.7	—
Other costs	—	0.1	—

	2.9	23.8	—

Total integration, merger related costs and other charges	$2.9	$57.7	$26.7

Negative effect on diluted earnings per share	NM	$(1.74)	$(0.53)

Integration, merger related costs and other charges decreased $31.0 million for the year ended December 31, 2008 compared to the prior year. The decrease is due primarily to the $27.9 million adjustment of the Corporation’s allowance for doubtful accounts estimation methodologies recognized during the year ended December 31, 2007. Integration costs and other charges of $26.7 million increased approximately $20.7 million compared to the prior year equivalent amount of $6.0 million due to the increased number of pharmacy consolidations during the year ended December 31, 2008 and costs incurred to integrate the Corporation’s system infrastructure. During the year ended December 31, 2008, there were twenty-one pharmacy locations impacted by consolidation. As of December 31, 2008, substantially all pharmacy consolidations have been completed. In fiscal year 2009 we will complete our pharmacy consolidations and begin the integration of our pharmacy system platforms, which will result in additional integration related costs.

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to integration, merger related costs and other charges was a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per share impact of $0.84.

The Corporation also incurred integration, merger related costs and other charges through December 31, 2007 related to the consolidation of pharmacies within similar locations, costs associated with the Pharmacy Transaction, costs associated with the integration of our information systems, and duplicate costs associated with merging the overall corporate function of KPS and PharMerica LTC.

During the year ended December 31, 2007, there were four pharmacy locations impacted by consolidation which we completed during the fourth quarter of 2007.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2006	2007	2008
Interest expense:
Term Debt	$—	$7.4	$14.5
Revolving Credit Facility (including commitment fees and letters of credit fees)	—	0.2	—

Subtotal	—	7.6	14.5
Other:
Interest income	(0.1)	(0.6)	(0.7)
Amortization of deferred financing fees	—	0.2	0.4

Total interest expense	$(0.1)	$7.2	$14.2

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	—%	6.32%	3.05%
LIBOR—1month, at beginning of period	—%	5.32%	4.60%
LIBOR—1month, at end of period	—%	4.60%	0.44%
LIBOR—3 months, at beginning of period	—%	5.36%	4.70%
LIBOR—3 months, at end of period	—%	4.70%	1.43%

Interest expense increased $7.0 for the year ended December 31, 2008 compared to the prior year period as a result of a full year of incurring interest on the Corporation’s debt instruments in 2008.

Interest expense increased during 2007 as a result of the Corporation closing on, and borrowing under, the Credit Agreement on July 31, 2007 versus historically utilizing cash flows from operations and from Kindred to finance the operations of the business. During 2007 and 2008 the Corporation paid down $25.0 and $10.0 million, respectively, in borrowings under the Credit Agreement. The current margin over the LIBOR is 1.0% at December 31, 2008.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2006	2007	2008
Provision (benefit) for income taxes	$8.4	$(13.4)	$3.3

Effective tax rate	39.6%	(35.7)%	39.7%

Our effective tax rate for the year ended December 31, 2008 was 39.7% comprised of the 35.0% federal rate and 4.7% for state rate and permanent differences. The effective tax rate for the year ended December 31, 2007 was a benefit of 35.7% comprised of the 35.0% federal rate and net benefit rate of 0.7% for the state rate and permanent differences. The effective tax rate for the year ended December 31, 2006 was 39.6% comprised of the 35.0% federal rate and 4.6% for state rate and permanent differences.

Liquidity and Capital Resources

The primary source of liquidity for the Corporation is cash flows from operations and the available borrowings under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

The Corporation continues to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that resulted from the Pharmacy Transaction. Notwithstanding other anticipated savings, we will experience some increased costs associated with the continuation of information systems integration and enhancements. The Corporation currently plans to complete the consolidation of its pharmacies by March 31, 2009. As of December 31, 2008, substantially all pharmacy consolidations have been completed.

Cash Flows. The following table presents selected data from our consolidated statements of cash flows (dollars in millions):

	Years Ended December 31,
	2006	2007	2008
Net cash provided by operating activities	$10.0	$36.3	$65.7
Net cash used in investing activities	(25.0)	(22.0)	(47.4)
Net cash provided by (used in) financing activities	17.3	14.0	(9.0)

Net increase in cash and cash equivalents	2.3	28.3	9.3
Cash and cash equivalents at beginning of period	1.4	3.7	32.0

Cash and cash equivalents at end of period	$3.7	$32.0	$41.3

Operating Activities—Cash flows provided by operations aggregated $65.7 million for the year ended December 31, 2008 compared to $36.3 million for the year ended December 31, 2007. Operating cash flows for the year ended December 31, 2008 was positively impacted by an improvement in the results of operations following the Pharmacy Transaction and the consolidation of pharmacies during the year. The timing of the end of fiscal year 2008 compared to the end of fiscal year 2007 also added approximately $7.0 million in cash flows due to the timing of payments and collections between periods.

Investing Activities—Cash flows used in investing activities aggregated $47.4 million for the year ended December 31, 2008 compared to $22.0 million for the year ended December 31, 2007. Approximately $25.9 million of cash flows used in investing activities were used for the acquisition of an institutional pharmacy business in the fourth quarter of 2008 and the purchase of the 49.0% minority interest held by a third-party in the Corporation’s joint ventures. Cash paid for capital expenditures was $22.1 million for the year ended December 31, 2008 compared to $16.7 million for the year ended December 31, 2007.

Financing Activities—Cash flows used in financing activities aggregated $9.0 million for the year ended December 31, 2008 compared to cash provided by financing activities of $14.0 million for the year ended December 31, 2007. Cash flows used in financing activities primarily related to the payment of $10.0 million on the Corporation’s long-term debt. The Corporation received cash provided by financing activities for the year ended December 31, 2007 due primarily to the proceeds from the Pharmacy Transaction.

Cash and cash equivalents totaled $41.3 million at December 31, 2008 compared to $32.0 million at December 31, 2007.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of December 31, 2007, borrowings under the Credit Agreement bore at a blended rate of 6.57%, including the applicable margin of 1.25%, per annum based upon the one month and three month adjusted LIBO Rate (without giving effect to the interest rate swap transaction discussed below) and the Corporation had approximately $149.3 million available under the revolving credit facility. As of December 31, 2008, borrowings under the Credit Agreement bore interest at a blended rate of 3.9%, including the applicable margin of 1.0%, per annum based upon the one month and three month adjusted LIBO Rate (without giving effect to the interest rate swap transaction discussed below) and the Corporation had approximately $147.3 million available under the revolving credit facility. We have been informed by one of the lenders that they will not fund any of their commitments under the revolving credit facility in the amount of $8.3 million, thus decreasing the availability under the revolving credit facility to $139.0 million.

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

The Corporation had a total of $240.0 million outstanding of Term Debt as of December 31, 2008 under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of December 31, 2008. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of December 31, 2007 and 2008 was $0.7 million and $2.7 million, respectively. After giving effect to the letters of credit, total availability under the revolving credit facility was $149.3 million and $147.3 million as of December 31, 2007 and 2008, respectively. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings. We have been informed by one of the lenders that they will not fund any of their commitments under the revolving credit facility up to the amount of $8.3 million, thus decreasing the availability under the revolving credit facility to $139.0 million. The Corporation is actively pursuing a replacement lendor to fulfill the commitment.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter (the leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade). The Credit Agreement provides for the Corporation to use an adjusted EBITDA number in conjunction with the calculation of the leverage ratio. This adjusted EBITDA used in connection with the leverage ratio calculation pursuant to the Credit Agreement is not the same calculation the Corporation uses to determine the Adjusted EBITDA. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.00% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ended December 31, 2008.

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditure
Requirement	>=2.00 to1.00	<=4.50 to1.00	<=3.00%
December 31, 2007	2.57	2.99	1.40%
March 31, 2008	2.76	2.62	**
June 30, 2008	3.00	2.38	**
September 30, 2008	3.30	2.15	**
December 31, 2008	3.67	1.99	1.13%

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

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

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of December 31, 2008.

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. For the year ended December 31, 2008 the Corporation purchased a total of $1.3 billion under the terms of the Prime Vendor Agreement. As of December 31, 2008 the Corporation had an amount payable to AmerisourceBergen under the terms of the Prime Vendor Agreement of $34.0 million, which is included in accounts payable in the accompanying consolidated balance sheets.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI will include business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems. The Corporation incurred approximately $17.3 million to Kindred under the terms of the IT Services Agreement for the year ended December 31, 2008. As of December 31, 2008, the Corporation had approximately $2.3 million in accounts payable related to the IT Services Agreement.

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

Contractual Obligations

The Corporation is obligated to make future payments under various contracts such as long-term purchase obligations, debt agreements, and lease agreements, and has certain commitments such as guarantees. The Corporation has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information.

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	Thereafter
Operating activities:
Prime Vendor Agreement (1)	$—	$—	$—	$—	$—	$—
Non-cancelable operating leases	16.4	14.2	10.1	6.5	4.4	10.2
Technology service agreement	14.4	14.4	14.4	8.4	—	—
Financing activities:
Total debt and estimated interest	12.4	10.1	10.1	245.9	—	—

Totals	$43.2	$38.7	$34.6	$260.8	4.4	$10.2

(1)	Under the Prime Vendor Agreement the Corporation is required to purchase 95% of its drug purchases through AmerisourceBergen.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2007 and 2008 (in millions, except where indicated)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$161.2	$159.7	$364.0	$478.0	$480.2	$471.3	$471.6	$465.7
Hospital management revenues	13.5	13.7	13.5	14.2	14.9	15.0	14.6	14.0

Total revenues	174.7	173.4	377.5	492.2	495.1	486.3	486.2	479.7

Cost of goods sold:
Institutional pharmacy	142.0	142.0	310.3	406.0	410.5	403.4	404.1	397.3
Hospital management	10.8	11.0	10.8	11.1	12.1	12.1	11.8	11.4

Total cost of goods sold	152.8	153.0	321.1	417.1	422.6	415.5	415.9	408.7

Gross profit:
Institutional pharmacy	19.2	17.7	53.7	72.0	69.7	67.9	67.5	68.4
Hospital management	2.7	2.7	2.7	3.1	2.8	2.9	2.8	2.6

Total gross profit	21.9	20.4	56.4	75.1	72.5	70.8	70.3	71.0
Selling, general and administrative	16.7	17.7	46.8	60.2	57.3	54.0	50.5	52.3
Amortization expense	1.0	1.0	1.4	1.6	1.6	1.6	1.6	1.7
Impairment of intangible assets	—	—	—	—	—	—	—	14.8
Integration, merger related costs and other charges	3.3	2.4	46.8	5.2	4.1	6.6	7.1	8.9

Operating income (loss)	0.9	(0.7)	(38.6)	8.1	9.5	8.6	11.1	(6.7)
Interest expense, net	—	—	3.1	4.1	3.7	3.5	3.4	3.6

Income (loss) before income taxes	0.9	(0.7)	(41.7)	4.0	5.8	5.1	7.7	(10.3)
Provision (benefit) for income taxes	0.4	(0.3)	(14.7)	1.2	2.5	2.2	3.4	(4.8)

Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$3.3	$2.9	$4.3	$(5.5)

Earnings (loss) per common share (1):
Basic	NM	NM	$(1.07)	$0.09	$0.11	$0.10	$0.14	$(0.18)
Diluted	NM	NM	$(1.07)	$0.09	$0.11	$0.10	$0.14	$(0.18)
Shares used in computing earnings (loss) per common share:
Basic	NM	NM	25.1	30.0	30.1	30.1	30.1	30.1
Diluted	NM	NM	25.1	30.0	30.1	30.2	30.4	30.1

Balance sheet data:
Working capital	$68.5	$84.6	$288.2	$268.6	$263.5	$277.1	$281.1	$272.3
Goodwill	$45.8	$45.8	$158.4	$111.3	$109.9	$109.9	$110.7	$113.7
Intangible assets, net	$36.9	$36.0	$79.1	$77.5	$75.9	$74.3	$72.7	$73.4
Total assets	$238.4	$258.3	$701.9	$680.1	$675.4	$673.2	$684.1	$679.2
Long-term debt	$—	$—	$265.0	$250.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$190.4	$207.8	$306.9	$309.2	$311.2	$317.4	$324.3	$319.8

Supplemental information:
Adjusted EBITDA (2)	$7.0	$4.4	$11.0	$22.1	$21.1	$22.4	$25.1	$23.9
Adjusted EBITDA Margin (2)	4.0%	2.5%	2.9%	4.5%	4.3%	4.6%	5.2%	5.0%
Net cash provided by (used in) operating activities	$8.9	$(15.9)	$20.1	$23.2	$11.2	$13.0	$17.5	$24.0
Net cash used in investing activities	$(2.2)	$(1.7)	$(15.1)	$(3.0)	$(8.1)	$(3.5)	$(10.3)	$(25.5)
Net cash provided by (used in) financing activities	$(7.8)	$18.3	$21.5	$(17.9)	$(9.9)	$0.2	$0.5	$0.2

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	3,440	3,470	7,779	10,062	10,212	10,067	10,044	9,996
Revenue per prescription dispensed	$46.86	$46.02	$46.79	$47.51	$47.02	$46.82	$46.95	$46.59
Gross profit per prescription dispensed	$5.58	$5.10	$6.90	$7.16	$6.83	$6.74	$6.72	$6.84

Customer licensed beds under contract:
Beginning of period	102,571	103,326	102,471	342,177	337,043	334,226	331,299	325,613
Additions	4,137	3,322	246,597	6,029	5,157	6,335	4,901	5,005
Losses	(2,867)	(4,186)	(8,567)	(10,383)	(7,974)	(9,262)	(10,587)	(8,242)
Other	(515)	9	1,676	(780)	—	—	—	—

End of period	103,326	102,471	342,177	337,043	334,226	331,299	325,613	322,376

Hospital management contracts serviced	83	84	85	86	88	86	85	84

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in whole dollars.
(2)	See “Use of Non GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation of Adjusted EBITDA to net income.

Use of Non-GAAP Measures For Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income, net operating cash flows and diluted earnings (loss) per common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$3.3	$2.9	$4.3	$(5.5)
Add:
Interest expense, net	—	—	3.1	4.1	3.7	3.5	3.4	3.6
Integration, merger related costs and other charges	3.3	2.4	46.8	5.2	4.1	6.6	7.1	8.9
Provision (benefit) for income taxes	0.4	(0.3)	(14.7)	1.2	2.5	2.2	3.4	(4.8)
Effect of change in estimate on cost of goods sold	—	—	(3.1)	—	—	—	—	—
Impairment of intagible assets	—	—	—	—	—	—	—	14.8
Depreciation and amortization expense	2.8	2.7	5.9	8.8	7.5	7.2	6.9	6.9

Adjusted EBITDA	$7.0	$4.4	$11.0	$22.1	$21.1	$22.4	$25.1	$23.9

Adjusted EBITDA Margin	4.0%	2.5%	2.9%	4.5%	4.3%	4.6%	5.2%	5.0%

Use of Non-GAAP Measures For Measuring Quarterly Results (Continued)

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EDITDA	$7.0	$4.4	$11.0	$22.1	$21.1	$22.4	$25.1	$23.9
Interest expense, net	—	—	(3.1)	(4.1)	(3.7)	(3.5)	(3.4)	(3.6)
(Provision) benefit for income taxes	(0.4)	0.3	14.7	(1.2)	(2.5)	(2.2)	(3.4)	4.8
Effect of change in estimate on cost of goods sold	—	—	3.1	—	—	—	—	—
Integration, merger related costs and other charges	(3.3)	(2.4)	(12.1)	(4.8)	(3.6)	(6.2)	(6.5)	(5.9)
Provision for bad debt	1.1	3.3	6.3	5.5	5.2	5.5	7.2	6.8
Stock-based compensation	—	0.1	0.4	0.9	1.0	1.1	1.4	1.4
Amortization of deferred financing fees	—	—	0.1	0.1	0.1	0.1	0.1	0.1
Deferred income taxes	0.2	(3.3)	(19.6)	9.3	2.5	1.6	2.8	(4.1)
(Gain) loss on disposition of equipment	—	(0.1)	0.8	(0.8)	—	0.6	0.2	(0.6)
Other	(0.3)	(0.2)	0.4	(0.5)	(0.3)	0.3	(0.3)	(0.2)
Changes in assets and liabilities	4.6	(18.0)	18.1	(3.3)	(8.6)	(6.7)	(5.7)	1.4

Net Cash Flows from Operating Activities	$8.9	$(15.9)	$20.1	$23.2	$11.2	$13.0	$17.5	$24.0

The Corporation calculates and uses diluted earnings per share, exclusive of integration, merger related costs and other charges, impairment on intangible assets and favorable impact on tax ruling as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Diluted earnings per share, exclusive of integration, merger related costs and other charges, impairment on intangible assets and favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under GAAP. The integration, merger related costs and other charges, impairment on intangible assets and favorable impact on tax ruling excluded from the diluted earnings per share are significant components of the accompanying condensed consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2007	2008
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Diluted Earnings (loss) per common share	$0.09	$0.11	$0.10	$0.14	$(0.18)	$0.17
Add:
Diluted earnings per common share impact of:
Impairment of intangible assets	—	—	—	—	0.30	0.30
Integration, merger related costs and other charges	0.12	0.08	0.12	0.13	0.20	0.53
Impact of tax rate differential (Fourth Quarter only)	—	—	—	—	(0.06)	—

Adjusted diluted earnings per common share after impact of above items	$0.21	$0.19	$0.22	$0.27	$0.26	$1.00

Following Represents the Fourth Quarter 2008 Results compared to the Fourth Quarter 2007

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions):

	Quarter Ended
	December 31, 2007		Increase (Decrease)		December 31, 2008
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$478.0	97.1%	$(12.3)	(2.6)%	$465.7	97.1%
Hospital Management	14.2	2.9	(0.2)	(1.4)	14.0	2.9

Total net revenues	492.2	100.0	(12.5)	(2.5)	479.7	100.0

Cost of goods sold:
Institutional Pharmacy	406.0	82.5	(8.7)	(2.1)	397.3	82.8
Hospital Management	11.1	2.2	0.3	2.7	11.4	2.4

Total cost of goods sold	417.1	84.7	(8.4)	(2.0)	408.7	85.2

Gross profit:
Institutional Pharmacy	72.0	14.7	(3.6)	(5.0)	68.4	14.3
Hospital Management	3.1	0.6	(0.5)	(16.1)	2.6	0.5

Total gross profit	$75.1	15.3%	$(4.1)	(5.5)%	$71.0	14.8%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,062		(66)	(0.7)%	9,996
Revenue per prescription dispensed	$47.51		$(0.92)	(1.9)%	$46.59
Gross profit per prescription dispensed	$7.16		$(0.32)	(4.5)%	$6.84
Customer licensed beds under contract
Beginning of period	342,177		(16,564)	(4.8)%	325,613
Additions	6,029		(1,024)	(17.0)	5,005
Losses	(10,383)		2,141	(20.6)	(8,242)
Other	(780)		780	(100.0)	—

End of period	337,043		(14,667)	(4.4)%	322,376

Hospital Management
Volume information
Hospital management contracts serviced	86		(2.0)	(2.3)%	84

Revenues

The decrease in institutional pharmacy revenues of $12.3 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was the result of a decline in rate variance of $9.2 million and an unfavorable volume variance of $3.1 million. The decline in rate variance is due primarily to the shift in product mix from the conversion of brand named drugs to generic drugs during the year as well as price concessions. During 2008 a significant amount of brand named drugs converted to generic, including well known products such as Fosamax® and Risperdal®. The acquisition of an institutional pharmacy business in the fourth quarter of 2008 accounted for $4.5 million of revenues for the three months ended December 31, 2008.

The $0.2 million decrease in hospital management revenues for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 resulted from a decrease in the number of hospitals serviced during the period offset by contractually provided management fee increases and increases in direct cost pass-throughs.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $8.7 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. Also contributing to the reduction was a decline in salary, wages and benefits due to a lower number of employees as a result of the pharmacy consolidations.

The $0.3 million increase in hospital management cost of goods sold for the year ended December 31, 2008, compared to the three months ended December 31, 2007 was the direct result of an increase in direct costs partially offset by a decrease in the number of hospitals served.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2007		Increase (Decrease)		December 31, 2008
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Institutional Pharmacy	$72.0	14.7%	$(3.6)	(5.0)%	$68.4	14.3%
Hospital Management	3.1	0.6	(0.5)	(16.1)	2.6	0.5

Total gross profit	75.1	15.3	(4.1)	(5.5)	71.0	14.8
Selling, general and administrative expenses	60.2	12.2	(7.9)	(13.1)	52.3	10.9
Amortization expense	1.6	0.3	0.1	6.2	1.7	0.4
Impairment of intangible assets	—	—	14.8	100.0	14.8	3.0
Integration, merger related costs and other charges	5.2	1.1	3.7	71.2	8.9	1.9
Interest expense, net	4.1	0.9	(0.5)	(12.2)	3.6	0.7

Income before provision for income taxes	4.0	0.8	(14.3)	(357.5)	(10.3)	(2.1)
Provision for income taxes	1.2	0.2	(6.0)	(500.0)	(4.8)	(1.0)

Net income	$2.8	0.6%	$(8.3)	(296.4)%	$(5.5)	(1.1)%

Institutional pharmacy gross profit for the three months ended December 31, 2008 was $68.4 million or $6.84 per prescription dispensed compared to $72.0 million or $7.16 per prescription dispensed. Institutional gross profit margin for the three months ended December 31, 2008 was 14.7% compared to 15.1% for the three months ended December 31, 2007. The decline in institutional gross profit margin as a percent of institutional pharmacy revenues is due primarily to a decline in rebates of $0.5 million, costs associated with the consolidation of pharmacies, and price concessions.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger related costs and other charges (dollars in millions):

	Quarter Ended
	December 31, 2007		Increase (Decrease)		December 31, 2008
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$30.4	6.2%	$(4.3)	(14.1)%	$26.1	5.4%
Contracted services	5.6	1.1	(1.5)	(26.8)	4.1	0.9
Provision for doubtful accounts	5.5	1.1	1.3	23.6	6.8	1.4
Supplies	1.4	0.3	0.6	42.9	2.0	0.4
Travel expenses	1.5	0.3	(0.1)	(6.7)	1.4	0.3
Professional fees	2.7	0.5	(0.1)	(3.7)	2.6	0.5
Stock-based compensation	0.9	0.2	0.5	55.6	1.4	0.3
Depreciation	4.1	0.8	(1.5)	(36.6)	2.6	0.5
Rent	3.2	0.7	(1.8)	(56.3)	1.4	0.3
Maintenance	1.0	0.2	(0.3)	(30.0)	0.7	0.2
Other costs	3.9	0.8	(0.7)	(17.9)	3.2	0.7

Total selling general and administrative expenses	$60.2	12.2%	$(7.9)	(13.1)%	$52.3	10.9%

Total labor costs decreased $4.3 million for the three months ended December 31, 2008, over the comparable period in the prior year as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. The provision for doubtful accounts increased as a result of current economic trends. Contracted services declined $1.5 million for the three months ended December 31, 2008, over the comparable period in the prior year due to lower costs incurred under the Kindred IT TSA, due primarily to management’s efforts to reduce costs incurred and take on certain information technology functions. Stock based compensation increased as a result of the additional awards in March 2008. Depreciation, rental and maintenance expenses declined $3.6 million due to the elimination of equipment and facility related costs associated with overhead functions at the pharmacy locations.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods as follows (dollars in millions):

	Quarter Ended
	December 31, 2007		December 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$1.3	0.3%	$0.5	0.1%
Equipment and software	5.8	1.2	4.7	0.9
Leased equipment	0.1	—	—	—

Total depreciation expense	$7.2	1.5%	$5.2	1.0%

Depreciation expense recorded in cost of goods sold	$3.1	0.6%	$2.6	0.5%
Depreciation expense recorded in selling, general & administrative expenses	4.1	0.9	2.6	0.5

Total depreciation expense	$7.2	1.5%	$5.2	1.0%

Total capital expenditures	$2.2	0.4%	$4.3	0.9%

Depreciation expense decreased for the three months ended December 31, 2008, compared to the three months ended December 31, 2007 primarily due to certain assets acquired with the Pharmacy Transaction becoming fully depreciated in the first six months of 2008 and the disposal of equipment as a result of pharmacy consolidations during the year.

Amortization expenses represents the following (dollars in millions):

	Quarter Ended
	December 31, 2007		December 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.3	0.1%
Non-compete agreements	0.1	—	0.1	NM
Customer relationships	1.1	0.2	1.3	0.3

Total amortization expense	$1.6	0.3%	$1.7	0.4%

Amortization expense increased by $0.1 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 as a result of the acquisition of an institutional pharmacy business in the fourth quarter of 2008.

Impairment of intangible assets

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million, related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. Using a discounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per share impact of $0.30.

Integration, merger related costs and other charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation as follows (dollars in millions, except per share amounts):

	Quarter Ended
	December 31, 2007	December 31, 2008
Integration costs and other charges:
Professional and advisory fees	$1.1	$0.2
General and administrative	0.6	0.6
Employee costs	0.5	0.9
Severance costs	0.6	1.6
Facility costs	2.6	5.6

	5.4	8.9

Merger related costs:
Severance costs	(0.2)	—

	(0.2)	—

Total integration, merger related costs and other charges	$5.2	$8.9

Negative effect on diluted earnings per share	$(0.12)	$(0.20)

For the three months ended December 31, 2007 and 2008, respectively, the Corporation expensed approximately $5.2 million and $8.9 million of integration, merger related costs and other charges related to the consolidation of pharmacies within a similar location, and costs to integrate system platforms. Facility costs increased from $2.6 million to $5.6 million due primarily to fixed assets disposals and rental expenses as a result of increased pharmacy consolidations during the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007.

As of December 31, 2008, substantially all pharmacy consolidations have been completed. In fiscal year 2009 we will complete our pharmacy consolidations and begin the integration of our pharmacy system platforms, which will result in additional integration related costs.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	December 31, 2007	December 31, 2008
Interest expense, net:
Term Debt	$4.2	$3.5
Revolving credit facility (including commitment fees and letters of credit fees)	0.1	—

Subtotal	4.3	3.5

Other:
Interest expense (income)	(0.3)	—
Amortization of deferred financing fees	0.1	0.1

Total interest expense, net	$4.1	$3.6

Interest rate (excluding applicable margin):
Average interest rate on term debt	6.32%	2.95%
LIBOR—1month, at beginning of period	5.12%	3.93%
LIBOR—1month, at end of period	4.60%	0.44%
LIBOR—3 months, at beginning of period	5.23%	4.05%
LIBOR—3 months, at end of period	4.70%	1.43%

The overall decrease in interest expense was the result of a lower LIBOR and lower debt outstanding in the fourth quarter of 2008. The current margin over the LIBOR is at 1.0%. Total debt outstanding as of December 31, 2007 and 2008 was $250.0 million and $240.0 million, respectively.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (dollars in million):

	Quarter Ended
	December 31, 2007	December 31, 2008
Tax provision (benefit)	$1.2	$(4.8)

Total provision (benefit) as a percentage of income	30.0%	(46.0)%

The effective tax rate for the three months ended December 31, 2008 was a benefit of 46.0% comprised of the 35.0% federal rate and 11.0% for the state rate and permanent differences. Our effective tax rate for the three months ended December 31, 2007 was 30.0% comprised of the 35.0% federal rate and a net 5.0% benefit for the state rate and permanent differences.

The state rate for the period ended December 31, 2008 was impacted by the need for valuation allowances on losses generated by the impairments of certain finite lived intangible assets in the period. The benefit for the period was favorably impacted by a ruling obtained from the Internal Revenue Service during the period on a specific permanent item.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2007 and 2008 (in millions):

	Quarter Ended
	December 31, 2007	December 31, 2008
Statement of Cash Flows
Cash flows provided by (used in) operating activities:
Net income (loss)	$2.8	$(5.5)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7.2	5.2
Amortization	1.6	1.7
Impairment charge	—	14.8
Integration, merger related costs and other charges	0.4	3.0
Stock-based compensation	0.9	1.4
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	9.3	(4.1)
Loss (gain) on disposition of equipment	(0.8)	(0.6)
Other	(0.5)	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	3.7	4.3
Inventory and other assets	1.5	4.2
Prepaids and other assets	4.9	(1.2)
Accounts payable	(4.2)	(0.8)
Salaries, wages and other compensation	1.8	(0.7)
Other accrued liabilities	(5.5)	2.4

Net cash provided by operating activities	23.2	24.0

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(2.2)	(4.3)
Acquisitions, net of cash acquired	(0.8)	(21.5)
Cash proceeds from sale of assets	—	0.3

Net cash used in investing activities	(3.0)	(25.5)

Cash flows provided by (used in) financing activities:
Net contributions from (to) Former Parent	(3.3)	—
Repayments of long-term debt	(15.0)	—
Cash contributions received from minority shareholders	0.4	—
Issuance of common stock	—	0.2

Net cash provided by (used in) financing activities	(17.9)	0.2

Change in cash and cash equivalents	2.3	(1.3)
Cash and cash equivalents at beginning of period	29.7	42.6

Cash and cash equivalents at end of period	$32.0	$41.3

Supplemental information:
Cash paid for interest	$4.5	$3.5

Cash paid for taxes	$0.7	$0.1

Following Represents the Fourth Quarter 2008 Results compared to the Third Quarter 2008

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except where indicated):

	Quarter Ended
	September 30, 2008	Increase (Decrease)		December 31, 2008
	Amount			Amount
Net revenues:
Institutional Pharmacy	$471.6	$(5.9)	(1.3)%	$465.7
Hospital Management	14.6	(0.6)	(4.1)	14.0

Total net revenues	486.2	(6.5)	(1.3)	479.7

Cost of goods sold:
Institutional Pharmacy	404.1	(6.8)	(1.7)	397.3
Hospital Management	11.8	(0.4)	(3.4)	11.4

Total cost of goods sold	415.9	(7.2)	(1.7)	408.7

Gross profit:
Institutional Pharmacy	67.5	0.9	1.3	68.4
Hospital Management	2.8	(0.2)	(7.1)	2.6

Total gross profit	$70.3	$0.7	1.0%	$71.0

Institutional Pharmacy (in whole numbers, except where indicated)
Volume information:
Prescriptions dispensed (in thousands)	10,044	(48)	(0.5)%	9,996
Revenue per prescription dispensed	$46.95	$(0.36)	(0.8)%	$46.59
Gross Profit per prescription dispensed	$6.72	$0.12	1.8%	$6.84
Customer licensed beds under contract:
Beginning of period	331,299	(5,686)	(1.7)%	325,613
Additions	4,901	104	2.1	5,005
Losses	(10,587)	2,345	(22.1)	(8,242)

End of period	325,613	(3,237)	(1.0)%	322,376

Hospital Management
Hospital management contracts serviced	85	(1.0)	(1.2)%	84

Revenues

The decrease in institutional pharmacy revenues of $5.9 million for the three months ended December 31, 2008, compared to the three months ended September 30, 2008 was due to an unfavorable volume variance of $2.3 million and a decline in revenue per prescription dispensed which represented $3.6 million. The decline in revenue per prescription dispensed is due primarily to the mix of drugs dispensed in the period as well as the impact of the renegotiation of certain customer contracts. The acquisition in the fourth quarter of 2008 accounted for $4.5 million of revenues for the three months ended December 31, 2008.

The $0.6 million decrease in hospital management revenues for the three months ended December 31, 2008, compared to the three months ended September 30, 2008 is due primarily to the loss of one hospital management contract in the fourth quarter 2008. The loss of the contract in the period was the result of a hospital facility being sold.

Cost of Goods Sold

The decrease in institutional pharmacy cost of goods sold of $6.8 million for the three months ended December 31, 2008, compared to the three months ended September 30, 2008 was due to reduced drug purchases resulting from a decline in the number of prescriptions dispensed in the period. Also contributing to the decline in cost of goods sold was a reduction in salary, wages and employee benefits of $2.9 million.

The decrease in hospital management cost of goods sold of $0.4 million for the three months ended December 31, 2008, compared to the three months ended September 30, 2008 was directly related to the loss of one hospital management contract in the period. The loss of the contract in the period was the result of a hospital facility being sold.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	September 30, 2008		Increase (Decrease)		December 31, 2008
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Institutional Pharmacy	$67.5	13.9%	$0.9	1.3%	$68.4	14.3%
Hospital Management	2.8	0.6	(0.2)	(7.1)	2.6	0.5

Total gross profit	70.3	14.5	0.7	1.0	71.0	14.8
Selling, general and administrative expenses	50.5	10.4	1.8	3.6	52.3	10.9
Amortization expense	1.6	0.3	0.1	6.2	1.7	0.4
Impairment of intangible assets	—	—	14.8	100.0	14.8	3.0
Integration, merger related costs and other charges	7.1	1.5	1.8	25.4	8.9	1.9
Interest expense, net	3.4	0.7	0.2	5.9	3.6	0.7

Income before provision for income taxes	7.7	1.6	(18.0)	(233.8)	(10.3)	(2.1)
Provision for income taxes	3.4	0.7	(8.2)	(241.2)	(4.8)	(1.0)

Net income	$4.3	0.9%	$(9.8)	(227.9)%	$(5.5)	(1.1)%

Institutional pharmacy gross profit for the three months ended December 31, 2008 was $68.4 million or $6.84 per prescription dispensed. This compares to institutional pharmacy gross profit of $67.5 million or $6.72 per prescription dispensed for the three months ended September 30, 2008. As a percent of institutional pharmacy revenue, gross profit margin was 14.7% for the three months ended December 31, 2008 compared to 14.3% for the three months ended September 30, 2008. The improvement in gross margin between periods is due primarily to management’s efforts to control costs and eliminate duplicative functions.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Quarter Ended
	September 30, 2008		Increase (Decrease)		December 31, 2008
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$23.7	4.9%	$2.4	10.1%	$26.1	5.4%
Contracted services	4.0	0.8	0.1	2.5	4.1	0.9
Provision for doubtful accounts	7.2	1.5	(0.4)	(5.6)	6.8	1.4
Supplies	1.8	0.4	0.2	11.1	2.0	0.4
Travel expenses	1.4	0.3	—	—	1.4	0.3
Professional fees	2.1	0.4	0.5	23.8	2.6	0.5
Stock-based compensation	1.4	0.3	—	—	1.4	0.3
Depreciation	2.6	0.5	—	—	2.6	0.5
Rent	2.1	0.4	(0.7)	(33.3)	1.4	0.3
Maintenance	0.8	0.2	(0.1)	(12.5)	0.7	0.2
Other costs	3.4	0.7	(0.2)	(5.9)	3.2	0.7

Total selling general and administrative expenses	$50.5	10.4%	$1.8	3.6%	$52.3	10.9%

The increase of $1.8 million in selling, general and administrative expenses for the three months ended December 31, 2008, compared to the three months ended September 30, 2008, was primarily related to health self-insurance expense not being impacted by the third quarter non-recurring refund. For the three months ended September 30, 2008, the Corporation received a refund related to over charges on healthcare claims processed in the period of $2.1 million, of which approximately $0.6 million was recorded as selling, general and administrative expenses. The provision for doubtful accounts in the fourth quarter decreased $0.4 million due to an improvement in cash collections during the quarter. Rental, maintenance and other costs decreased $1.0 during the fourth quarter due primarily to reduced costs as a result of the pharmacy consolidations in the period. Professional fees increased due to legal and outsourced professional services.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	September 30, 2008		December 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.5	0.1%
Equipment and software	4.8	1.0	4.7	0.9
Leased equipment	0.1	NM	—	—

Total depreciation expense	$5.3	1.1%	$5.2	1.0%

Depreciation expense recorded in cost of goods sold	$2.7	0.6%	$2.6	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.6	0.5	2.6	0.5

Total depreciation expense	$5.3	1.1%	$5.2	1.0%

Total capital expenditures	$6.0	1.2%	$4.3	0.9%

The decrease of $0.1 million in depreciation expense for the three months ended December 31, 2008 compared to the three months ended September 30, 2008 is due to the disposal of equipment as a result of the pharmacy consolidations.

Amortization expense represents the following costs for the periods (in millions):

	Quarter Ended
	September 30, 2008		December 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.3	0.1%
Non-compete agreements	0.1	NM	0.1	NM
Customer relationships	1.2	0.2	1.3	0.3

Total amortization expense	$1.6	0.3%	$1.7	0.4%

Impairment of intangible assets

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. Using a discounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30.

Integration, merger related costs and other charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions, except per share amounts):

	Quarter Ended
	September 30, 2008	December 31, 2008
Integration costs and other charges:
Professional and advisory fees	$0.4	$0.2
General and administrative	0.5	0.6
Employee costs	2.3	0.9
Severance costs	2.0	1.6
Facility costs	1.9	5.6

Total integration, merger related costs and other charges	$7.1	$8.9

Negative effect on diluted earnings per share	$(0.13)	$(0.20)

The Corporation incurred integration, merger related costs and other charges for the three months ended December 31, 2008 and the three months ended September 30, 2008 related to the consolidation of pharmacies within a similar location and, costs to integrate information systems. As of December 31, 2008, substantially all pharmacy consolidations have been completed. In fiscal year 2009 we will complete our pharmacy consolidations and begin the integration of our pharmacy system platforms.

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	September 30, 2008	December 31, 2008
	Amount	Amount
Interest expense, net:
Term Debt	$3.5	$3.5
Revolving Credit Facility (including commitment fees and letters of credit fees)	—	—

Subtotal	3.5	3.5
Other:
Interest income	(0.2)	—
Amortization of deferred financing fees	0.1	0.1

Total interest expense, net	$3.4	$3.6

Interest rate (excluding applicable margin):
Average interest rate on Term Debt	2.66%	2.95%
LIBOR—1 month, at beginning of period	2.46%	3.93%
LIBOR—1 month, at end of period	3.93%	0.44%
LIBOR—3 months, at beginning of period	2.78%	4.05%
LIBOR—3 months, at end of period	4.05%	1.43%

The current applicable margin over the LIBO rate is 1.0%.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (in million):

	Quarter Ended
	September 30, 2008	December 31, 2008
Tax provision (benefit)	$3.4	$(4.8)

Total provision (benefit) as a percentage of income	42.9%	(46.0)%

The effective tax rate for the three months ended December 31, 2008 was a benefit of 46.0% comprised of the 35.0% federal rate and 11.0% for the state rate and permanent differences. The benefit for the period was favorably impacted by a ruling obtained from the Internal Revenue Service during the period on a specific permanent item. The effective tax rate for the three months ended September 30, 2008 was 42.9%, comprised of 35.0% for the federal rate and 7.9% for the state rate and permanent differences.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended September 30, 2008 and December 31, 2008 (in millions):

	Quarter Ended
	September 30, 2008	December 31, 2008
Statement of Cash Flows
Cash flows provided by (used in) operating activities:
Net income (loss)	$4.3	$(5.5)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.3	5.2
Amortization	1.6	1.7
Impairment charge	—	14.8
Integration, merger related costs and other charges	0.6	3.0
Stock-based compensation	1.4	1.4
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	2.8	(4.1)
Loss (gain) on disposition of equipment	0.2	(0.6)
Other	(0.3)	(0.2)
Change in operating assets and liabilities:
Accounts receivable	(4.8)	4.3
Inventory and other assets	(1.6)	4.2
Prepaids and other assets	0.1	(1.2)
Accounts payable	8.1	(0.8)
Salaries, wages and other compensation	0.9	(0.7)
Other accrued liabilities	(1.2)	2.4

Net cash provided by operating activities	17.5	24.0

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.0)	(4.3)
Acquisitions, net of cash acquired	(4.4)	(21.5)
Cash proceeds from sale of assets	0.1	0.3

Net cash used in investing activities	(10.3)	(25.5)

Cash flows provided by financing activities:
Issuance of common stock	0.5	0.2

Net cash provided by financing activities	0.5	0.2

Change in cash and cash equivalents	7.7	(1.3)
Cash and cash equivalents at beginning of period	34.9	42.6

Cash and cash equivalents at end of period	$42.6	$41.3

Supplemental information:
Cash paid for interest	$3.6	$3.5

Cash paid for taxes	$0.5	$0.1

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On July 31, 2007, the Corporation entered into the Credit Agreement consisting of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on July 31, 2007 to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. As of December 31, 2008, borrowing under the Credit Agreement bore interest at a rate of 3.9% per annum based upon the one month and the three month adjusted LIBO rate. As of December 31, 2008, the Corporation’s variable rate debt consisted of $40.0 million of indebtedness incurred under the Credit Agreement and the fair value of the Corporation’s outstanding variable rate debt approximates its carrying value. We have a two-year interest rate swap agreement in place to mitigate the Corporation’s floating interest rate risk on $200.0 million of the outstanding $240.0 million loans under the Credit Agreement.

Based upon the amount of variable rate debt outstanding as of December 31, 2008, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $2.4 million on an annual basis. The estimated change to the Corporation’s interest expense is determined by considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances and before giving effect to the terms of the interest rate swap agreement. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PharMerica Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of PharMerica Corporation at December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our audits, which was an integrated audit in 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Louisville, Kentucky

February 5, 2009

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2007, and 2008

(In millions, except share and per share amounts)

	2006	2007	2008
Revenues	$652.6	$1,217.8	$1,947.3
Cost of goods sold	557.9	1,044.0	1,662.7

Gross profit	94.7	173.8	284.6
Selling, general and administrative expenses	67.3	141.4	214.1
Amortization expense	3.4	5.0	6.5
Impairment of intangible assets (see Note 4)	—	—	14.8
Integration, merger related costs and other charges (See Note 8)	2.9	57.7	26.7

Operating income (loss)	21.1	(30.3)	22.5
Interest (income) expense, net	(0.1)	7.2	14.2

Income (loss) before income taxes	21.2	(37.5)	8.3
Provision (benefit) for income taxes	8.4	(13.4)	3.3

Net income (loss)	$12.8	$(24.1)	$5.0

Earnings (loss) per common share:
Basic	NM	$(1.13)	$0.17
Diluted	NM	$(1.13)	$0.17

Shares used in computing earnings (loss) per common share:
Basic	NM	21,331,995	30,095,582
Diluted	NM	21,331,995	30,190,893

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2008

(In millions, except share and per share amounts)

	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$32.0	$41.3
Accounts receivable, net	213.0	219.3
Inventory	77.9	73.4
Deferred tax assets	27.1	24.9
Prepaids and other assets	19.5	16.7

	369.5	375.6

Equipment and leasehold improvements	87.4	97.1
Accumulated depreciation	(30.0)	(43.1)

	57.4	54.0

Deferred tax assets, net	58.8	59.4
Goodwill	111.3	113.7
Intangible assets, net	77.5	73.4
Other	5.6	3.1

	$680.1	$679.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.5	$54.4
Salaries, wages and other compensation	40.5	36.3
Other accrued liabilities	8.9	12.6

	100.9	103.3

Long-term debt	250.0	240.0
Other long term liabilities	15.6	16.1
Commitments and contingencies (See Note 6)
Minority interest	4.4	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2007 and December 31, 2008	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,360,612 shares and 30,477,558 shares issued and outstanding as of December 31, 2007 and 2008, respectively.	0.3	0.3
Capital in excess of par value	332.9	338.7
Accumulated other comprehensive loss	(2.6)	(2.8)
Retained deficit	(21.4)	(16.4)

	309.2	319.8

	$680.1	$679.2

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2007, and 2008

(In millions)

	2006	2007	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$12.8	$(24.1)	$5.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5.4	15.2	22.0
Amortization	3.4	5.0	6.5
Impairment charge	—	—	14.8
Integration, merger related costs and other charges	—	35.1	4.5
Stock-based compensation	0.9	1.5	4.9
Amortization of deferred financing fees	—	0.2	0.4
Deferred income taxes	(1.6)	(13.4)	2.8
Loss on disposition of equipment	0.5	0.1	0.2
Other	(3.5)	(0.9)	(0.5)
Change in operating assets and liabilities:
Accounts receivable, net	(12.6)	(13.9)	(4.4)
Inventory and other assets	(4.0)	1.1	4.2
Prepaids and other assets	(0.3)	(3.3)	3.3
Accounts payable	4.7	23.1	1.1
Salaries, wages and other compensation	3.8	9.3	(2.3)
Other accrued liabilities	0.5	1.3	3.2

Net cash provided by operating activities	10.0	36.3	65.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(9.9)	(16.7)	(22.1)
Acquisitions, net of cash acquired	(11.0)	(5.6)	(25.9)
Capitalized business combination expenditures	(5.3)	—	—
Cash proceeds from sale of assets	1.5	—	0.6
Other	(0.3)	0.3	—

Net cash used in investing activities	(25.0)	(22.0)	(47.4)

Cash flows provided by (used in) financing activities:
Net contributions from Former Parent	12.5	14.0	—
Proceeds from long-term revolving credit facility	—	20.0	—
Repayments of long-term revolving credit facility	—	(20.0)	—
Proceeds from long-term debt	—	275.0	—
Repayments of long-term debt	—	(25.0)	(10.0)
Proceeds from Spin-co loans	—	125.0	—
Repayments of Spin-co loans	—	(250.0)	—
Payment of debt issuance costs	—	(2.0)	—
Dividends	—	(125.0)	—
Cash contributions received from minority shareholders	4.8	2.0	0.1
Issuance of common stock	—	—	0.9

Net cash provided by (used in) financing activities	17.3	14.0	(9.0)

Change in cash and cash equivalents	2.3	28.3	9.3
Cash and cash equivalents at beginning of period	1.4	3.7	32.0

Cash and cash equivalents at end of period	$3.7	$32.0	$41.3

Supplemental information:
Transfers of property and equipment from Former Parent	$2.6	$4.9	$—

Cash paid for interest	$—	$5.4	$14.6

Cash paid for taxes	$—	$1.4	$1.5

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$17.0	$438.1	$(1.7)

Fair value of liabilities assumed or incurred	$2.5	$178.8	$(1.0)

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2007, and 2008

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount
Balance at December 31, 2006	10	$—	$133.7	$—	$64.6	$198.3
Comprehensive loss:
Net loss	—	—	—	—	(24.1)	(24.1)
Change in fair value of interest rate swap, net	—	—	—	(2.6)	—	(2.6)

Total comprehensive loss	—	—	—	(2.6)	(24.1)	(26.7)

Net transfers from Former Parent	—	—	9.7	—	—	9.7
Dividend to Former Parent	—	—	(63.1)	—	(61.9)	(125.0)
Cancellation of common stock	(10)	—	—	—	—	—
Stock issuance—spin-off from Former Parent	15,000,000	0.2	(0.2)	—	—	—
Stock issuance—purchase of business	15,000,000	0.1	251.3	—	—	251.4
Grant and forfeiture of non-vested restricted stock	360,612	—	—	—	—	—
Stock-based compensation—restricted stock	—	—	0.4	—	—	0.4
Stock-based compensation—stock options	—	—	1.1	—	—	1.1

Balance at December 31, 2007	30,360,612	$0.3	$332.9	$(2.6)	$(21.4)	$309.2

Comprehensive income:
Net income	—	—	—	—	5.0	5.0
Change in fair value of interest rate swap, net	—	—	—	(0.2)	—	(0.2)

Total comprehensive income	—	—	—	(0.2)	5.0	4.8

Grant and forfeiture of non-vested restricted stock	49,068	—	0.1	—	—	0.1
Exercise of stock options	67,878	—	0.8	—	—	0.8
Stock-based compensation—restricted stock	—	—	2.3	—	—	2.3
Stock-based compensation—stock options	—	—	2.6	—	—	2.6

Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$319.8

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2007, and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates over 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 84 hospitals in the United States.

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

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards SFAS No. 141 (“SFAS 141”), Business Combinations. As a result, the accompanying financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

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

For the years ended December 31, 2006 and 2007, the consolidated financial statements include the accounts of the Corporation and its subsidiaries including certain accounts of KPS prior to the Pharmacy Transaction. All intercompany transactions have been eliminated. Investments in affiliates in which the Corporation has a less than 100% interest are accounted for by the equity method. As of December 31, 2008, there were no minority interests.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Minority Interests in Consolidated Entities

The accompanying consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned entities that the Corporation controls. Accordingly, the Corporation recorded minority interests in the earnings and equity of such entities. The Corporation records adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of certain subsidiaries that they own. For the years ended December 31, 2006, 2007 and 2008 minority interest was $1.3 million, $1.2 million and $0.5 million, respectively, and recorded in cost of goods sold in our consolidated statements of operations.

On July 9, 2008, the Corporation purchased the 49.0% minority interest held by a third-party in the Corporation’s joint ventures.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2008, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swap approximate fair value because of the short-term maturity of these instruments.

Derivative Instruments

The Corporation uses derivative instruments to protect against the risk of interest rate movements on future cash flows under the Corporation’s credit agreement. In accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities derivative instruments are reported at fair value on the accompanying consolidated balance sheets. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Corporation currently has an interest rate swap to manage interest rate risk. The Corporation prohibits the use of derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income (loss) exclusive of ineffective amounts which are reported in interest expense. The fair value of the Corporation’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The Corporation’s interest rate swap is further described in Note 5.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 2, 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of “fair value”, the Corporation has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of January 1, 2008. The Corporation also adopted the provisions of SFAS 157-2 related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial assets and liabilities disclosed at fair value at December 31, 2008 are set forth in the table below (in millions):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Derivative financial instrument	$(4.9)	$—	$(4.9)	$—	C
Deferred compensation plan	$(1.4)	$—	$(1.4)	$—	A

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts that relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. In evaluating the collectibility of accounts receivable, the Corporation considers a number of factors, which include, but are not limited to, the impact of changes in the regulatory and payor environment as well as, historical trends, financial viability of the payor, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable accounts and summarized aging categories as of December 31 are as follows (dollars in millions):

	2007	2008
Institutional healthcare providers	$134.7	$148.0
Medicare Part D	60.5	59.5
Private payor and other	35.0	35.9
Insured	11.9	10.4
Medicaid	11.5	9.4
Medicare	2.8	2.6
Allowance for doubtful accounts	(43.4)	(46.5)

	$213.0	$219.3

0 to 60 days	64.8%	64.1%
61 to 120 days	17.4%	18.1%
Over 120 days	17.8%	17.8%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2006	$16.0	$0.5	$7.3	$(7.2)	$16.6
Year Ended December 31, 2007	$16.6	$25.7	$44.1	$(43.0)	$43.4
Year Ended December 31, 2008	$43.4	$0.3	$24.7	$(21.9)	$46.5

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. As noted above, the Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses was a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in a loss per share impact of $0.84.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred and included in selling, general and administrative expenses. Major rebuilds and improvements are capitalized. For the years ended December 31, 2006, 2007 and 2008, maintenance and repairs were approximately $2.4 million, $5.2 million, and $7.3 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2006, 2007 or 2008.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

Preliminary costs incurred by the Corporation are expensed and, thereafter, costs incurred in the developing or obtaining of internal software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than seven years and are subject to impairment evaluations in accordance with SFAS 144. Amounts capitalized for internal software costs were $3.4 million and $1.6 million during the years ended December 31, 2007 and 2008, respectively.

Goodwill and Other Intangibles

The Corporation accounts for its acquisitions in accordance with SFAS No. 141 using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment. The Corporation’s business is comprised of two reporting units for impairment test purposes, institutional pharmacy and hospital management. The Corporation performed its annual impairment tests for goodwill recorded as of December 31, 2008, and did not incur an impairment charge.

The Corporation’s finite lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements originating from business acquisitions. Finite lived intangible assets are amortized on a straight-line basis over the terms of the agreements ranging from 5 to 18 years. The Corporation’s goodwill and intangible assets are further described in Note 4.

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million, related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. In addition, these asset groups were assessed for recoverability under SFAS No. 144 and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using a discounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. As of December 31, 2007 and 2008, the Corporation had approximately $8.8 million and $2.6, respectively, recorded as a liability for self-insured employee health benefits.

In September 2008, the Corporation recorded a benefit of a $2.1 million refund as a result of over charges on the self-insured employee health benefits of which approximately $1.2 million related to charges from August 2007 through December 2007.

Supplier Rebates

The Corporation receives rebates on purchases from its various vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendor and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory, in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the years ended December 31, 2006, 2007, and 2008 rebates were $13.9 million, $31.7 million, and $50.6 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying consolidated statements of operations. Rebates for the year ended December 31, 2007 included $3.1 million related to the change in estimate more fully described below. The Corporation had approximately $0.7 million, $2.9 million and $2.8 million of rebates capitalized in inventory as of December 31, 2006, 2007, and 2008, respectively.

Upon completion of the Pharmacy Transaction, the Corporation refined the methods of estimating rebates received from its vendors and suppliers. The change in estimate is driven primarily by management’s experience in the industry and known facts and assumptions from the Pharmacy Transaction. The effect of the change in accounting estimate on the Corporation’s operating results was income of $3.1 million or $0.09 per diluted share for the year ended December 31, 2007.

Delivery expenses

The Corporation incurred expenses totaling approximately $22.6 million, $40.2 million and $61.9 million for the years ended December 31, 2006, 2007, and 2008, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

The Corporation entered into an interest rate swap agreement, which the Corporation has designated as a cash flow hedge in accordance with SFAS No. 133. The Corporation recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

meets the hedge criteria as defined by SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized into earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized into earnings.

The changes in the fair value of the interest rate swap for the years ended December 31, 2007 and 2008 resulted in comprehensive loss of $2.6 million and $0.2 million, net of income taxes, respectively. As of December 31, 2007 and 2008, the Corporation recorded a deferred tax asset of $0.9 million and $2.1 million, respectively, for the interest rate swap. Accumulated other comprehensive loss at December 31, 2008 was $2.8 million. The interest rate swap is described more fully in Note 5.

Stock Based Compensation

The Corporation accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the Corporation recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

The following table summarizes stock compensation of the Corporation for the periods presented (dollars in millions, except per share amounts):

	Years Ended December 31,
	2006	2007	2008
Nonvested stock and stock option expense	$0.9	$1.5	$4.9
Income tax benefit	$0.3	$0.5	$1.9
Effect of stock based compensation expense per share	NM	$0.05	$0.10

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged, however, at the current time the Corporation does not plan to adopt the standard early. The adoption of SFAS No. 161 is not expected to have a material impact on the Corporation’s financial position, results of operations or liquidity.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 will have a material effect on the Corporation’s results of operations and financial position, to the extent the Corporation has acquisitions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income (loss) or cash flows.

NOTE 2—ACQUISITIONS

2008 Acquisitions

On November 1, 2008, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy and medical supplies and services to residents of skilled nursing homes for $21.5 million in cash. The transaction was accounted for as a purchase, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $17.2 million as a finite lived intangible customer relationship and $1.5 million as goodwill.

On July 9, 2008, the Corporation purchased the 49.0% minority interest held by a third-party in the Corporation’s joint ventures. The Corporation paid approximately $4.4 million in cash for the minority interest share of the joint ventures. The amount paid for the minority interest share of the joint ventures approximates fair value and resulted in the recognition of $0.2 million in goodwill as a result of the transaction, of which approximately $0.1 million included professional fees capitalized as part of the purchase price.

2007 Acquisitions

On the Closing Date, the Corporation completed the Pharmacy Transaction. As discussed in Note 1, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC. In the Pharmacy Transaction, the Corporation issued 30.0 million shares of common stock, of which Kindred and AmerisourceBergen stockholders each received 15.0 million shares. The aggregate purchase price was $436.4 million, comprised primarily of the 15.0 million shares of common stock of the Corporation issued to AmerisourceBergen stockholders, with a fair value of $251.4 million, and the assumption of long-term debt related to the dividend payment to AmerisourceBergen of $125.0 million before the Pharmacy Transaction. The fair value of the common stock issued by the Corporation was calculated using the opening stock price on August 1, 2007. The total purchase price of PharMerica LTC was allocated to the net tangible and identifiable

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 2—ACQUISITIONS (Continued)

intangible assets based upon their estimated fair values as of the Closing Date. The excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the assets acquired were recorded by the Corporation under the provisions of the Internal Revenue Code at the respective assets carryover basis. The results of operations of PharMerica LTC were included in the results of operations of the Corporation beginning August 1, 2007.

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (dollars in millions):

Fair value of 15.0 million shares at $16.76 per share issued to PharMerica LTC	$251.4
Fair value of the liabilities assumed:
Current liabilities	32.6
Capital lease obligations	0.1
Deferred tax liabilities	12.3
Long-term liabilities	7.1
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125.0

Total fair value of liabilities assumed	177.1

Total fair value of liabilities assumed and shares issued	428.5
Legal, advisory and other acquisition costs incurred by KPS	7.9

Total purchase price	$436.4

The allocation of the purchase price was as follows:
Current assets	$242.3
Property and equipment	32.8
Identifiable intangible assets	44.5
Other assets	52.3
Goodwill	64.5

$436.4

The following are the fair values of the property and equipment of PharMerica LTC acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$4.1	0.8
Equipment and software	28.0	3.7
Leased equipment	0.7	1.3

Total property and equipment acquired	$32.8	2.5

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 2—ACQUISITIONS (Continued)

The following are the fair values of the identifiable intangible assets of PharMerica LTC acquired at the date of acquisition (dollars in millions):

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

	PS Transaction	EM Transaction	VS Transaction
Fair values of the assets acquired, including goodwill and other intangible assets	$10.0	$4.5	$2.5
Fair values of the liabilities assumed	(1.5)	(0.5)	(0.5)

Net cash paid through December 31, 2006	8.5	4.0	2.0
Contingent consideration released from escrow	0.5	0.4	0.3

Total cash paid through December 31, 2007	9.0	4.4	2.3
Contingent consideration released from escrow	1.0	—	—

Total cash paid through December 31, 2008	$10.0	$4.4	$2.3

Other

The total amount of goodwill expected to be deductible for tax purposes from the 2006, 2007 and 2008 acquisitions of the Corporation is $118.7 million as of December 31, 2008. Deferred tax assets and liabilities are further described in Note 10.

The following pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the 2007 and 2008 acquisitions been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation. The following proforma financial information includes the $14.8 million impairment charge as the charge was not related to the acquisitions in 2007 and 2008.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 2—ACQUISITIONS (Continued)

The pro forma effect of the acquisitions assuming the transactions occurred on January 1, 2007 and 2008 excluding integration, merger related costs and other charges and the change in estimate for rebates, would be as follows for the years ended December 31, (dollars in millions, except per share amounts):

	2007	2008
Revenues	$1,965.2	$1,969.9
Net income	$9.5	$22.6
Earnings per common share:
Basic	$0.31	$0.75
Diluted	$0.31	$0.75

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of December 31, (dollars in millions):

	2007	2008
Leasehold improvements	$9.0	$8.9
Equipment and software	76.5	83.2
Leased equipment	0.7	0.7
Construction in progress	1.2	4.3

	87.4	97.1
Accumulated depreciation	(30.0)	(43.1)

	$57.4	$54.0

	Balance at December 31, 2006	Additions	Disposals	Assets Acquired in Pharmacy Transaction	Transfers	Balance at December 31, 2007	Additions	Disposals	Assets Acquired in 2008 Transaction	Balance at December 31, 2008
Equipment and leasehold improvements:
Leasehold improvements	$3.9	$0.9	$(0.5)	$4.3	$0.4	$9.0	$2.1	$(2.2)	$—	$8.9
Equipment and software	32.0	15.7	(2.3)	27.8	3.3	76.5	17.8	(11.2)	0.1	83.2
Leased equipment	—	—	—	0.7	—	0.7	—	—	—	0.7
Construction in progress	2.8	1.5	(0.8)	—	(2.3)	1.2	3.2	(0.1)	—	4.3

Sub Total	38.7	18.1	(3.6)	32.8	1.4	87.4	23.1	(13.5)	0.1	97.1
Accumulated depreciation	(14.3)	(15.6)	1.5	—	(1.6)	(30.0)	(22.0)	8.9	—	(43.1)

Total	$24.4	$2.5	$(2.1)	$32.8	$(0.2)	$57.4	$1.1	$(4.6)	$0.1	$54.0

Depreciation expense totaled approximately $5.4 million, $15.6 million, and $22.0 million for the years ended December 31, 2006, 2007, and 2008, respectively. Transfers represent amounts transferred from construction in progress into operations during the period as well as transfers from the Corporation’s Former Parent at the Closing Date of the Pharmacy Transaction.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$15.8
2010	12.6
2011	8.1
2012	5.6
2013	2.8
Thereafter	9.1

Total	$54.0

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the two years ended December 31, 2008 (dollars in millions):

Balance at December 31, 2006	$45.2
Purchase adjustments to Goodwill from 2006 and prior acquisitions	1.2
Goodwill acquired in Pharmacy Transaction	64.9

Balance at December 31, 2007	111.3
Purchase adjustments to Goodwill recorded from acquisitions	0.7
Goodwill acquired from 2008 acquisitions	1.7

Balance at December 31, 2008	$113.7

The changes in goodwill relate to prior acquisitions and the acquisitions of the current year. The Corporation recorded approximately $1.7 million of goodwill related to the buy-out of joint ventures and the purchase of the institutional pharmacy in the fourth quarter of 2008.

The following table presents the components of the Corporation’s intangible assets at December 31 (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2007	Additions	Impairment	Balance at December 31, 2008
Customer relationships	$57.4	$17.2	$(21.5)	$53.1
Trade name	27.9	—	—	27.9
Non-compete agreement	2.4	—	—	2.4

Sub Total	87.7	17.2	(21.5)	83.4
Accumulated amortization	(10.2)	(6.5)	6.7	(10.0)

Net intangible	$77.5	$10.7	$(14.8)	$73.4

Amortization expense relating to finite lived intangible assets was approximately $3.4 million, $5.0 million and $6.5 million for the years ended December 31, 2006, 2007, and 2008, respectively.

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million, related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. These asset groups were assessed for recoverability under SFAS No. 144 and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$6.5
2010	6.1
2011	5.0
2012	4.9
2013	4.9
Thereafter	46.0

$73.4

NOTE 5—CREDIT AGREEMENT

On the Closing Date, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the initial financings entered into by KPS and PharMerica LTC, to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of certain indebtedness.

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

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 5—CREDIT AGREEMENT (Continued)

indebtedness incurred by KPS and PharMerica LTC, respectively. The Spin-Co Loans were paid by the Corporation on July 31, 2007 with proceeds from the Credit Agreement.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31, 2007	December 31, 2008
2007 Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (3.9% as of December 31, 2008), matures July 31, 2012	$250.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—	—

Long-term debt	$250.0	$240.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (dollars in millions):

Year Ending December 31,
2009	$—
2010	—
2011	—
2012	240.0

Total	$240.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2008 was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of December 31, 2008. The Corporation has been informed by one of its lenders that they will not fund any of their commitments under the revolving credit facility up to the amount of $8.3 million thus decreasing the availability under the revolving credit facility to $139.0 million. The Corporation is actively pursuing a replacement lender to fulfill the commitment.

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

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 5—CREDIT AGREEMENT (Continued)

non-financial affirmative and negative covenants, representations, warranties, and events of default that are customary to facilities of this nature.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.00:1.00 during the period from the Closing Date through December 31, 2008; 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 4.50:1.00 during the period July 1, 2008 through December 31, 2008; 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter. The leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues, subject to certain carry over rights in regards to unused portions commencing with the fiscal year ended December 31, 2008.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00%
December 31, 2007	2.57	2.99	1.40%
December 31, 2008	3.67	1.99	1.13%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (1.0%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBOR, plus applicable margin (1.0%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of December 31, 2007 and 2008.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at December 31, 2008, and determined

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 5—CREDIT AGREEMENT (Continued)

the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions, however, the Corporation does not anticipate non-performance by the parties to the agreement. The Corporation does not hold or issue derivative financial instruments for trading purposes.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying consolidated balance sheet at its fair value. The fair value of the Corporation’s interest rate swap at December 31, 2008, reflected as a liability of approximately $4.9 million, is included in other accrued liabilities in the Corporation’s accompanying consolidated balance sheets.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. As of December 31, 2008, the Corporation had $1.4 million of unamortized deferred financing fees.

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

In June 2008, First DataBank, Inc. reported that it filed amendments with the Courts to a previously proposed settlement. If the terms of the amended settlement are approved by the court, First DataBank will (1) adjust its reporting of Blue Book AWP for those prescription drugs identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the WAC or Direct Price for those prescription drugs that are on a mark-up basis; (2) establish a centralized data repository to facilitate reasonable access to discoverable material from First

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

DataBank concerning its drug price reporting practices, (3) make a $1.0 million contribution into a court- supervised fund for the benefit of the settlement class members, and (4) pay certain settlement-related notice and other expenses and fees. The Court granted preliminary approval of the amended settlement on July 14, 2008. Further the court conducted a final fairness hearing on December 17, 2008 to consider among other things the fairness, reasonableness, and adequacy of the settlement. The court did not rule on the fairness hearing considerations and asked that the parties provide the court with certain additional information. It is expected that the Court will make a final decision in early February, 2009.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank intends to apply the same 1.20 markup factor to all other NDCs whose Blue Book AWP is set based upon a markup to WAC or Direct Price in excess of 1.20. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

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

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. Since July 31, 2007, the Corporation has purchased approximately $1.8 billion under the AmerisourceBergen Prime Vendor Agreement.

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

Except for certain services which will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $7.3 million and $17.3 million for the years ended December 31, 2007 and 2008, respectively, under the IT Services Agreement.

Transition Services Agreements

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with Kindred (the “Kindred TSA”). Pursuant to this agreement, Kindred provided the Corporation with certain corporate administrative services, such as payroll and employee benefit administration, human resources, risk management, treasury, tax, accounting and financial reporting services, for a period of fifteen months following the Closing Date. Kindred provided such services at its cost, which were actual costs and expenses incurred by Kindred in providing these services, including overhead costs and per hour costs of the Kindred employees providing the services. The Kindred TSA expired on October 31, 2008. The Corporation has incurred $0.8 million and $0.5 million for the years ended December 31, 2007 and 2008, respectively, under the Kindred TSA.

At the consummation of the Pharmacy Transaction, the Corporation entered into a Transition Services Agreement with AmerisourceBergen (the “AmerisourceBergen TSA”). Pursuant to this agreement,

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

AmerisourceBergen provided the Corporation with certain transition services, such as payroll and employee benefit administration services for a period of twelve months following the Closing Date. AmerisourceBergen provided such services at its cost, which were the actual costs and expenses incurred by AmerisourceBergen in providing these services, including overhead costs and per hour costs of the AmerisourceBergen employees providing the services. The AmerisourceBergen TSA expired on July 31, 2008. The Corporation has incurred $0.2 million and less than $0.1 million for the years ended December 31, 2007 and 2008, respectively, under the AmerisourceBergen TSA.

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

Leases

The Corporation leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, Accounting for Leases, as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded the following lease expense for the years ended December 31 (in millions):

	2006	2007	2008
Pharmacy locations and administrative offices lease expense	$4.8	$10.7	$16.4
Office equipment lease expense	0.8	3.3	5.7

Total lease expense	$5.6	$14.0	$22.1

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2009	$16.4
2010	14.2
2011	10.1
2012	6.5
2013	4.4
Thereafter	10.2

Total	$61.8

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating system is automatically updated with the actual amount to be reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement to be received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipt.

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

A summary of revenues by payor type follows (dollars in millions):

	2006		2007		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$252.0	38.6%	$550.2	45.2%	$885.8	45.5%
Institutional healthcare providers	241.6	37.1	369.3	30.3	577.2	29.7
Medicaid	56.4	8.6	108.8	8.9	181.1	9.3
Private and other	23.3	3.6	77.7	6.4	133.2	6.8
Insured	20.8	3.2	46.8	3.8	101.4	5.2
Medicare	8.1	1.2	10.2	0.9	10.1	0.5
Hospital management fees	50.4	7.7	54.8	4.5	58.5	3.0

Total	$652.6	100.0%	$1,217.8	100.0%	$1,947.3	100.0%

Co-payments for the Corporation’s services can be applicable under Medicare Part D, the state Medicaid programs, and certain third party payors and are typically not collected at the time products are delivered or

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 7—REVENUES (Continued)

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

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation. A reserve has been established for such returns based on historical information.

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (dollars in millions):

	Years Ended December 31,
	2006	2007	2008
Integration costs and other charges:
Allowance for doubtful accounts	$—	$27.9	$—
Professional and advisory fees	—	1.1	1.7
General and administrative	—	0.6	3.2
Employee costs	—	0.6	7.2
Severance costs	—	1.1	5.3
Facility costs	—	2.6	9.3

	—	33.9	26.7

Merger related costs:
Professional and advisory fees	2.9	8.0	—
General and administrative	—	5.4	—
Employee costs	—	7.6	—
Severance costs	—	2.0	—
Facility costs	—	0.7	—
Other costs	—	0.1	—

	2.9	23.8	—

Total integration, merger related costs and other charges	$2.9	$57.7	$26.7

Negative effect on diluted earnings per share	NM	$(1.74)	$(0.53)

The Corporation incurred integration, merger related costs and other charges through December 31, 2008 related to the consolidation of pharmacies within a similar location and costs to convert data and integrate systems. As of December 31, 2008, substantially all pharmacy consolidations have been completed. In fiscal year 2009 we will complete our pharmacy consolidations and begin the integration of our pharmacy system platforms.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 8—INTEGRATION, MERGER RELATED COSTS AND OTHER CHARGES (Continued)

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses is a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million resulting in loss per dilutive share impact of $0.84.

As the Corporation continues to integrate the businesses of PharMerica LTC and KPS additional costs will be incurred. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs will be recognized as an expense to the Corporation as incurred. During the year ended December 31, 2008, there were twenty-one pharmacy locations impacted by consolidation.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of December 31, 2008, there were no shares of preferred stock outstanding.

Our board of directors may, from time to time, direct the issue of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan, as amended on May 30, 2008, (“Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan.

The stock options granted under the Omnibus Plan to replace options granted by Kindred or AmerisourceBergen that were cancelled or forfeited upon the consummation of the Pharmacy Transaction have the same basic terms, conditions and vesting schedule of the awards granted to them by Kindred and AmerisourceBergen. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly KPS or PharMerica LTC employees were replaced with restricted shares of the Corporation’s common stock, which have the same basic terms, conditions and vesting schedule as applied to the forfeited Kindred or AmerisourceBergen restricted shares.

2008 Stock-based Awards

The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. On March 10, 2008 the Compensation Committee granted stock based compensation awards with respect to 247,869 options for common stock under the Omnibus Plan with a grant price of $15.10 per share. The Compensation Committee also granted performance share units with a performance target of 67,328 shares.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Additionally, subsequent to March 10, 2008 the Compensation Committee granted stock based compensation awards with respect to 76,638 options for common stock under the Omnibus Plan with a grant price of $16.16 to $23.79 per share, 72,548 shares of restricted stock to members of the board of directors and new employees of the Corporation and performance share units with a performance target of 947 shares. The terms and conditions of these awards have similar terms to other awards granted by the Compensation Committee.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 149,975.

Stock based compensation granted under the Omnibus Plan in 2008 vests in four equal annual installments and has a term of seven years. The restricted stock granted under the Omnibus Plan in 2008 to new employees vest in full, upon the three-year anniversary of the date of grant. The restricted stock grant to members of the board of directors vests ratable each year from the date of grant. The performance share units granted under the Omnibus Plan in 2008 vest based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is measured over a three-year period.

As of December 31, 2008, total shares available for grants of stock based awards pursuant to the Omnibus Plan were 2,252,406.

2007 Stock-based Awards

On August 7, 2007 the Compensation Committee granted stock based compensation awards with respect to 1,072,695 options for common stock under the Omnibus Plan with a grant price of $16.31 per share and 356,938 shares of restricted stock and performance share units with a target of 8,950 shares.

With regards to the stock options granted under the Omnibus Plan in 2007 (other than the substitute options granted to replace cancelled Kindred and AmerisourceBergen options), each option vests in four equal annual installments and has a term of seven years. The restricted stock granted under the Omnibus Plan in 2007 (other than the substitute restricted stock granted to replace cancelled Kindred and AmerisourceBergen restricted stock) generally vests in full, upon the three-year anniversary of the date of grant, thus stressing the retentive aspect of these awards. In addition, with respect to the performance share units granted under the Omnibus Plan in 2007, vesting is based upon the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance share units granted August 7, 2007 have a performance period measured on a three-year period.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (in millions):

	Years Ended December 31,
	2007	2008
Stock option compensation expense	$1.1	$2.6
Nonvested stock compensation expense	0.4	2.3

Total Stock Compensation Expense	$1.5	$4.9

As of December 31, 2008, there was $8.4 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from 1.0 – 2.38 years depending on the type of award granted.

Total estimated compensation expense for the Corporation’s stock options and restricted stock awards for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$3.8
2010	3.4
2011	1.1
2012	0.1
2013	—
Thereafter	—

Total	$8.4

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes Merton option-pricing model:

	2007	2008
Expected volatility	33.3-45.0%	33.3-41.7%
Risk free interest rate (range)	4.55-4.98%	1.53-2.45%
Expected dividends	—	—
Average expected term (years)	0.3 - 5.0	2.0 - 5.0
Fair value per share of stock options granted based on the Black-Sholes-Merton model	$5.82	$4.67

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies in the same or similar industries as the Corporation. SFAS No. 123(R) and Staff Accounting Bulletin No. 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation’s and its peer-group, which is consistent with SFAS No. 123(R) and SAB 107. To the extent material grants are made subsequent to the Corporation’s annual grant the volatility calculation is updated through the most recent grant date of the awards.

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

Stock Option Activity

During 2008, the Compensation Committee granted 324,507 stock options under the Omnibus Plan. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted December 31, 2007 and 2008, was $5.82 and $4.67 per share, respectively. The fair value of stock options exercised for the year ended December 31, 2008 was $0.4 million. No options were exercised in 2007. The total fair value of shares vested was $0.1 million and $2.3 million for the years ended December 31, 2007 and 2008, respectively. Cash received from stock option exercises for the year ended December 31, 2008 was $0.8 million.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parent’s Omnibus Plan	(127,787)	21.56
Effect of Pharmacy Transaction on options	479,302	12.73
Granted	1,072,695	16.31
Exercised	—	—
Canceled	(281,614)	15.09

Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(67,878)	13.28
Canceled	(194,363)	14.88

Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Exercisable at December 31, 2008	393,023	$15.23	5.3 years	$0.4

Nonvested Shares

During 2008, the Compensation Committee granted 72,548 shares of restricted stock and 68,275 performance share units under the Omnibus Plan. The total fair value of shares vested for the years ended December 31, 2007 and 2008 was $0.1 million and $2.0 million.

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parent’s Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on nonvested shares and units	55,340	6.66
Granted	365,888	16.31
Forfeited	(51,666)	12.71
Vested	(8,658)	14.18

Outstanding shares at December 31, 2007	360,904	$15.13

Granted	140,823	16.83
Forfeited	(33,578)	12.84
Vested	(125,558)	16.23

Outstanding at December 31, 2008	342,591	$15.93

Other Plans

The Corporation sponsors defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plans are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plans were $0.9 million, $2.3 million, and $5.9 million for the years ended December 31, 2006, 2007, and 2008, respectively. For the year ended December 31, 2006, all contributions to the defined contribution retirement plans were paid by Kindred.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 10—INCOME TAXES

The components of the provision (benefit) for income taxes are as follows for the years ended December 31, (dollars in millions):

	2006	2007	2008
Current provision:
Federal	$8.6	$—	$—
State	1.4	—	0.5

Total	10.0	—	0.5

Deferred provision (benefit):
Federal	(1.5)	(11.7)	2.6
State	(0.1)	(1.7)	0.2

Total	(1.6)	(13.4)	2.8

Total provision (benefit) for income taxes	$8.4	$(13.4)	$3.3

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows for the years ended December 31,:

	2006	2007	2008
U.S. statutory rate applied to pretax income (loss)	35.0%	(35.0)%	35.0%
Differential arising from:
State taxes	3.5	(3.6)	5.6
Other	1.1	2.9	(0.9)

Effective tax rate	39.6%	(35.7)%	39.7%

A tax benefit of $13.1 million for a federal net operating loss for the year ended December 31, 2008 is included in the total provision for the year. Also included is a benefit of $2.2 million, net of valuation allowances, for state net operating losses for the year ended December 31, 2008.

The provision (benefit) for periods prior to July 31, 2007 was the responsibility of Kindred. The benefit from the net operating losses originating prior to that date are included in the deferred provision (benefit) as it is a carryforward tax asset available for use in future years. The Corporation is precluded from carrying back losses to periods prior to the Pharmacy Transaction under the terms of the Tax Matters Agreement.

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

At December 31, 2008, the Corporation has tax benefits from federal net operating loss carryforwards of $19.5 million. The Corporation’s deferred tax assets also include tax benefits for state net operating loss carryforwards of $17.4 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction. A valuation allowance of $10.3 million is provided for the state net operating loss carryforwards as it is more likely than not that some portion or all of the associated net deferred

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 10—INCOME TAXES (Continued)

tax assets will not be realized based on cumulative historic losses and other relevant considerations such as the expiration of carryforward periods.

The Corporation’s valuation allowance of $10.3 million, which is provided for state net operating loss carryforwards, includes an increase of $4.3 million for the year ended December 31, 2008 over the prior year amount of $6.0 million. The increase is primarily related to the recognition or generation of additional state net operating loss carryforwards which required full valuation allowances. Of the $4.3 million increase, $1.8 million related to additional net operating losses recognized by the Corporation based on returns filed by Kindred prior to the Pharmacy Transaction, $0.8 million related to additional valuation allowances on state net operating loss carryforwards arising from the Corporation’s tax year ended December 31, 2007 and $1.7 million related to state net operating losses and associated net deferred tax assets generated for the period ended December 31, 2008.

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2007		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$8.1	$—	$3.5	$—
Accrued rebates	2.0	—	1.4	—
Allowance for doubtful accounts	21.3	—	20.7	—
Other	(2.8)	—	2.3	—
Valuation allowance	(1.5)	—	(3.0)	—

Total current deferred taxes	$27.1	$—	$24.9	$—

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2007		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$1.4	$—	$—	$1.9
Stock-based compensation	0.6	—	2.6	—
Goodwill and intangibles	44.5	17.8	24.7	—
Net operating losses	17.1	—	36.9	—
Other	18.5	1.0	4.4	—
Valuation allowances	(4.5)	—	(7.3)	—

Total noncurrent deferred taxes	$77.6	$18.8	$61.3	$1.9

Noncurrent deferred taxes, net	$58.8		$59.4

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 10—INCOME TAXES (Continued)

To the extent the Corporation has unrecognized tax benefits for uncertain income tax issues, accrued interest will be recorded as income tax expense in the accompanying consolidated statements of operations. As of December 31, 2008, the Corporation had no accrued interest related to uncertain tax positions as it is indemnified for pre-merger liabilities associated with its FIN 48 additions for tax positions of prior years under the terms of the Tax Matters Agreement and no accrual is required at present for additions related to the current year.

As of December 31, 2008, the Corporation had a $2.4 million liability recorded for unrecognized tax benefits for U.S. Federal and State tax jurisdictions. It is reasonably possible that the Corporation’s existing liabilities for unrecognized tax benefits may decrease up to $0.4 million within the next twelve months primarily due to the progression of audits or the expiration of statutes of limitation. The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate is $2.4 million.

Prior to the Pharmacy Transaction, KPS was included in the consolidated federal and state income tax returns filed by Kindred. Kindred allocated the consolidated federal and state income tax liabilities among the members of the consolidated return group as if KPS was a separate taxpayer, and the results of the corresponding tax liability were settled with Kindred through stockholders’ equity. The federal statute of limitations remains open for tax years 2006 through 2007. Kindred has reached a settlement with the Internal Revenue Service (the “IRS”) related to all disputed federal tax issues for tax years 2005 and prior. As a result of the consummation of the Pharmacy Transaction, subsequent to the spin-off, KPS is no longer included in Kindred income tax filings.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, (in millions, except share and per share amounts):

	2006	2007	2008
Numerator:
Numerator for basic and diluted earnings per share—net income (loss)	$12.8	$(24.1)	$5.0

Denominator:
Denominator for basic earnings per share—weighted average shares	NM	21,331,995	30,095,582
Effective of dilutive securities:
Employee stock options	—	2,789	45,285
Employee restricted shares	—	9,186	50,026

Denominator for diluted earnings per share—adjusted weighted average shares	NM	21,343,970	30,190,893

Basic earnings (loss) per share	NM	$(1.13)	$0.17

Diluted earnings (loss) per share	NM	$(1.13)	$0.17

In accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, stock options and restricted stock shares granted by the Corporation are required to be treated as potential common shares outstanding in computing diluted earnings per share.

The diluted earnings (loss) per share shown above for the year ended December 31, 2007 does not include the effects of potential common shares because their inclusion would be anti-dilutive due to the net loss for the period.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (dollars in millions):

	Year Ended December 31,
	2006	2007	2008
Revenues:
Institutional pharmacies	$602.2	$1,163.0	$1,888.8
Hospital pharmacy management	50.4	54.8	58.5

	$652.6	$1,217.8	$1,947.3

Net income (loss):
Segment operating income:
Institutional pharmacies	$41.9	$61.6	$105.6
Hospital pharmacy management	8.4	8.4	9.0

Segment operating income	50.3	70.0	114.6
Allocated Kindred corporate services	(11.9)	(8.4)	—
Rent	(5.6)	(14.0)	(22.1)
Depreciation and amortization	(8.8)	(20.2)	(28.5)
Impairment of intangible assets	—	—	(14.8)
Integration, merger related costs and other charges	(2.9)	(57.7)	(26.7)
Interest income (expense), net	0.1	(7.2)	(14.2)

Income (loss) before income taxes	21.2	(37.5)	8.3
Provision (benefit) for income taxes	8.4	(13.4)	3.3

Net income (loss):	$12.8	$(24.1)	$5.0

Rent:
Institutional pharmacies	$5.6	$14.0	$22.0
Hospital pharmacy management	—	—	0.1

	$5.6	$14.0	$22.1

Depreciation and amortization:
Institutional pharmacies	$8.8	$20.6	$28.4
Hospital pharmacy management	—	—	0.1

	$8.8	$20.6	$28.5

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$9.9	$16.7	$22.1
Hospital pharmacy management	—	—	—

	$9.9	$16.7	$22.1

		December 31, 2007	December 31, 2008
Assets:
Institutional pharmacies		$672.3	$671.4
Hospital pharmacy management		7.8	7.8

		$680.1	$679.2

Goodwill:
Institutional pharmacies		$111.3	$113.7
Hospital pharmacy management		—	—

		$111.3	$113.7

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2007 and 2008

NOTE 13—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by the Corporation’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts).

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$161.2	$159.7	$364.0	$478.0	$480.2	$471.3	$471.6	$465.7
Hospital management revenues	13.5	13.7	13.5	14.2	14.9	15.0	14.6	14.0

Total revenues	$174.7	$173.4	$377.5	$492.2	$495.1	$486.3	$486.2	$479.7

Income (loss) before income taxes	$0.9	$(0.7)	$(41.7)	$4.0	$5.8	$5.1	$7.7	$(10.3)

Net income (loss)	$0.5	$(0.4)	$(27.0)	$2.8	$3.3	$2.9	$4.3	$(5.5)

Earnings (loss) per common share:
Basic	NM	NM	$(1.07)	$0.09	$0.11	$0.10	$0.14	$(0.18)
Diluted	NM	NM	$(1.07)	$0.09	$0.11	$0.10	$0.14	$(0.18)

Shares used in computing earnings (loss) per common share:
Basic	NM	NM	25.1	30.0	30.1	30.1	30.1	30.1
Diluted	NM	NM	25.1	30.0	30.1	30.2	30.4	30.1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2008. We refer to this proxy statement as the 2009 Proxy Statement.

Item 11. Executive Compensation

Incorporated herein by reference from the Corporation’s 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference from the Corporation’s 2009 Proxy Statement.

PART IV

Item 15. Exhibits

(a)

(1) All Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the accompanying consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.1	Transition Services Agreement – Kindred Healthcare, Inc. (5)

10.2	Transition Services Agreement – AmerisourceBergen Corp. (5)

10.3	Tax Matters Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (1)

10.4#	Prime Vendor Agreement (5)

10.5	Pharmacy Services Agreement dated as of July 1, 2006 between PharMerica, Inc. and Ceres Strategies, Inc. (6)

10.6	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC – Seattle, Inc., THC – Chicago, Inc., and Kindred Pharmacy Services, Inc. (6)

10.7	Corporate Integrity Agreement dated as of March 29, 2005 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the Office of Inspector General of the United States Department of Health and Human Services (2)

10.8	Employment Agreement dated January 14, 2007 between Gregory S. Weishar, AmerisourceBergen Corporation, Kindred Healthcare, Inc. and Safari Holding Corporation (1) †

Exhibit No.	Description
10.9	Safari Holding Corporation Omnibus Incentive Plan (2) †

10.10	Corporate Integrity Agreement Modifications dated as of June 26, 2007 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the Office of Inspector General of the United States Department of Health and Human Services (6)

10.11	Commitment Letter dated as of May 31, 2007 among JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., PharMerica, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (6)

10.12	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (6) †

10.13	Employment Agreement dated July 11, 2007 between Mark McCullough and Safari Holding Corporation (6) †

10.14	Employment Agreement dated July 11, 2007 between Richard Toole and Safari Holding Corporation (6) †

10.15	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (6) †

10.16	Form CEO Restricted Share Award Agreement (7) †

10.17	Form CEO Stock Option Award Agreement (7) †

10.18	Form Founder’s Grant Agreement (7) †

10.19	Form McKay Founder’s Grant Award Agreement (7) †

10.20	Form Non-Qualified Stock Option Award Agreement (7) †

10.21	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.22	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (3)

10.23	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.24	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.25	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.26	Form Performance Share Award Agreement (3) †

10.27	Form Long-Term Cash Award Agreement (3) †

10.28	Form Director Restricted Share Award Agreement (3) †

10.29	Form Director Non-Qualified Stock Option Award Agreement (3) †

10.30	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.31	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.32	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.33	Form of Substitution ISO Agreement for Kindred Grants (3) †

Exhibit No.	Description
10.34	Form of Transferring Employee (Kindred) Restricted Share Award Agreement (3) †

10.35	IT Services Agreement (5)

10.36	Trademark License Agreement (5)

10.37	Separation of Employment Agreement and General Release, dated September 21, 2007 (5) †

10.38	Summary of 2007 Short Term Incentive Program (5) †

10.39	Summary of Director Compensation Program (5) †

10.40	Amendment No. 1 to Letter Agreement with Gregory S. Weishar, dated November 13, 2007 (13) †

10.41	Employment Agreement dated August 1, 2007 between Janice D. Rutkowski and the Corporation (8) †

10.42	Summary of 2008 Long Term Incentive Program (9) †

10.43	Summary of 2008 Short Term Incentive Program (9) †

10.44	Form of Non-Qualified Stock Option Award Agreement (9) †

10.45	Separation of Employment Agreement and General Release dated June 27, 2008 (10) †

10.46	Separation of Employment Agreement and General Release dated July 25, 2008 (11) †

10.47	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation (12) †

10.48	First Amendment to the PharMerica Corporation 2007 Omnibus Incentive Plan (12) †

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(4)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and incorporated herein by reference.

(5)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.

(6)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(7)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

(8)	Filed with Amendment No. 1 to the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by reference.

(9)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.

(10)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

(11)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2008.

(12)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008, and incorporated herein by reference.

(13)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 5, 2009	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR (Gregory S. Weishar)	Chief Executive Officer and Director	February 5, 2009

/S/ MICHAEL J. CULOTTA (Michael J. Culotta)	Senior Vice President and Chief Financial Officer	February 5, 2009

/S/ BERARD E. TOMASSETTI (Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	February 5, 2009

/S/ FRANK E. COLLINS (Frank E. Collins)	Director	February 5, 2009

/S/ W. ROBERT DAHL JR. (W. Robert Dahl Jr.)	Director	February 5, 2009

/S/ DR. THOMAS P. GERRITY (Dr. Thomas P. Gerrity)	Director	February 5, 2009

/S/ THOMAS P. MAC MAHON* (Thomas P. Mac Mahon)	Director	February 5, 2009

/S/ DANIEL N. MENDELSON (Daniel N. Mendelson)	Director	February 5, 2009

/S/ DR. ROBERT A. OAKLEY (Dr. Robert A. Oakley)	Director	February 5, 2009

/S/ MARJORIE W. DORR (Marjorie W. Dorr)	Director	February 5, 2009

*	Power of Attorney given by Thomas P. Mac Mahon as a Director of PharMerica Corporation to Thomas A. Caneris authorizing such person to sign this 2008 Annual Report on Form 10-K.

By:	/S/ THOMAS A. CANERIS
Thomas A. Caneris
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002