Form 10-Q
period 2009-03-31
PharMerica CORP
filed 2009-04-30
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 24, 2009
Common stock, $0.01 par value	30,487,930 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31, 2008 and 2009

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2008	2009
Revenues	$495.1	$468.2
Cost of goods sold	422.6	395.7

Gross profit	72.5	72.5
Selling, general and administrative expenses	57.3	52.0
Amortization expense	1.6	1.8
Integration, merger and acquisition related costs and other charges	4.1	2.0

Operating income	9.5	16.7
Interest expense, net	3.7	3.2

Income before income taxes	5.8	13.5
Provision for income taxes	2.5	5.3

Net income	$3.3	$8.2

Earnings per common share:
Basic	$0.11	$0.27
Diluted	$0.11	$0.27
Shares used in computing earnings per common share:
Basic	30,064,929	30,211,699
Diluted	30,086,020	30,311,930

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and March 31, 2009

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41.3	$52.1
Accounts receivable, net	219.3	218.7
Inventory	73.4	72.0
Deferred tax assets	24.9	40.7
Prepaids and other assets	16.7	13.8

	375.6	397.3

Equipment and leasehold improvements	97.1	101.7
Accumulated depreciation	(43.1)	(47.4)

	54.0	54.3

Deferred tax assets, net	59.4	37.7
Goodwill	113.7	113.7
Intangible assets, net	73.4	71.6
Other	3.1	3.0

	$679.2	$677.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.4	$46.6
Salaries, wages and other compensation	36.3	31.4
Other accrued liabilities	12.6	11.9

	103.3	89.9

Long-term debt	240.0	240.0
Other long term liabilities	16.1	17.7
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2008 and March 31, 2009	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized;
30,477,558 shares and 30,484,522 shares issued and outstanding as of December 31, 2008 and March 31, 2009, respectively.	0.3	0.3
Capital in excess of par value	338.7	339.5
Accumulated other comprehensive loss	(2.8)	(1.6)
Retained deficit	(16.4)	(8.2)

	319.8	330.0

	$679.2	$677.6

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2009

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2009
Cash flows provided by (used in) operating activities:
Net income	$3.3	$8.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.9	4.7
Amortization	1.6	1.8
Integration, merger and acquisition related costs and other charges	0.5	0.2
Stock-based compensation	1.0	0.6
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	2.5	4.8
Loss on disposition of equipment	—	0.1
Other	(0.3)	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	(4.4)	0.6
Inventory and other assets	(2.4)	1.4
Prepaids and other assets	4.9	3.1
Accounts payable	1.2	(8.0)
Salaries, wages and other compensation	(2.4)	(5.0)
Other accrued liabilities	(0.3)	1.4

Net cash provided by operating activities	11.2	13.9

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(8.2)	(3.2)
Cash proceeds from sale of assets	0.1	—

Net cash used in investing activities	(8.1)	(3.2)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and capital lease obligations	(10.0)	(0.1)
Issuance of common stock	—	0.1
Cash contributions received from minority shareholders	0.1	—
Tax benefit from stock-based compensation	—	0.1

Net cash provided by (used in) financing activities	(9.9)	0.1

Change in cash and cash equivalents	(6.8)	10.8
Cash and cash equivalents at beginning of period	32.0	41.3

Cash and cash equivalents at end of period	$25.2	$52.1

Supplemental information:
Cash paid for interest	$4.0	$3.3

Cash paid for taxes	$0.3	$0.3

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$(1.4)	$—

Fair value of liabilities assumed or incurred	$(1.4)	$—

Capital lease obligations	$—	$1.8

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period Ended March 31, 2009

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss) (AOCI)	Retained Deficit	Total
	Shares	Amount
Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$319.8
Comprehensive income:
Net income	—	—	—	—	8.2	8.2
Change in fair value of interest rate swap, net	—	—	—	1.2	—	1.2

Total comprehensive income	—	—	—	1.2	8.2	9.4

Grant and forfeiture of non-vested restricted stock	1,429	—	—	—	—	—
Exercise of stock options	5,535	—	0.1	—	—	0.1
Stock-based compensation— restricted stock	—	—	0.3	—	—	0.3
Stock-based compensation— stock options	—	—	0.3	—	—	0.3
Income tax benefit in connection with the issuance of common stock under stock-based compensation plans	—	—	0.1	—	—	0.1

Balance at March 31, 2009	30,484,522	$0.3	$339.5	$(1.6)	$(8.2)	$330.0

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating approximately 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 84 hospitals in the United States.

Pharmacy Transaction

The Corporation was formed on October 23, 2006 by Kindred Healthcare, Inc. (“Kindred or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

Principles of Consolidation

All intercompany transactions have been eliminated. Investments in affiliates in which the Corporation had a less than 100% interest were accounted for by the equity method during 2008. Beginning July 9, 2008, the Corporation no longer owned minority interests.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2008, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the condensed consolidated income statements, balance sheets, cash flows, and stockholders’ equity for the interim periods have been made and are of a normal recurring nature.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in revenue recognition, collectibility of accounts receivable, inventory valuation, supplier rebates, stock based compensation, accounting for income taxes, and the valuation of long-lived assets and goodwill. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to the Corporation or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental or regulatory inquiries; other contingent liabilities; changes in economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments, including the swap agreement and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

Minority Interests in Consolidated Entities

The accompanying condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned entities that the Corporation controlled. Accordingly, through July 8, 2008, the Corporation recorded minority interests in the earnings and equity of such entities. The Corporation recorded adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders were entitled based upon their portion of certain subsidiaries that they own. For the three months ended March 31, 2008, minority interest was $0.3 million and recorded in cost of goods sold in our condensed consolidated income statements.

On July 9, 2008, the Corporation purchased the 49.0% minority interest held by a third-party in the Corporation’s joint ventures. Beginning July 9, 2008, the Corporation no longer held a minority interest in any joint ventures.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. As of March 31, 2009, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161 (“SFAS 161”), Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Corporation adopted the provisions of SFAS 161 effective January 1, 2009.

The Corporation uses derivative instruments to protect against the risk of interest rate movements on future cash flows under the Corporation’s credit agreement. In accordance with SFAS 133, derivative instruments are reported at fair value on the accompanying condensed consolidated balance sheets. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Corporation currently has an interest rate swap to manage interest rate risk. The Corporation prohibits the use of derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income (loss) exclusive of ineffective amounts which are reported in interest expense. The fair value of the Corporation’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The interest rate swap is further described in Note 5.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 2, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP FAS 157-2”) which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of “fair value”, the Corporation has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of January 1, 2008. The Corporation also adopted the provisions of FSP FAS 157-2 related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial assets and liabilities disclosed at fair value at March 31, 2009, are set forth in the table below (in millions):

	Assets/ (Liabilities)	Level 1	Level 2	Level 3	Valuation Technique
Derivative financial instrument	$(2.7)	$—	$(2.7)	$—	C
Deferred compensation plan	$(2.1)	$—	$(2.1)	$—	A

The Corporation’s Level 2 liabilities represent a derivative financial instrument (interest rate swap) and an unfunded obligation associated with deferred compensation plans offered to eligible employees and directors of the Corporation. The interest rate swap’s fair value is derived using a pricing model predicated upon observable market inputs. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. In accordance with FSP FAS 157-2, the Corporation will utilize the fair value framework as described in SFAS 157 when performing the annual goodwill impairment test and the valuation of assets acquired or liabilities assumed from any future business combinations. In addition, to the extent any triggering events occur related to intangible or other long-lived asset groups, the SFAS 157 fair value framework will be applied for the purpose of determining the amount of an impairment loss, if applicable.

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. In evaluating the collectibility of accounts receivable, the Corporation considers a number of factors, which

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

include, but are not limited to, the impact of changes in the regulatory and payor environment, historical trends, the financial viability of the payor, contractual reimbursement terms and other factors that may impact ultimate reimbursement. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2008	March 31, 2009
Institutional healthcare providers	$148.0	$150.3
Medicare Part D	59.5	60.4
Private payor and other	35.9	34.3
Insured	10.4	9.9
Medicaid	9.4	10.9
Medicare	2.6	2.0
Allowance for doubtful accounts	(46.5)	(49.1)

	$219.3	$218.7

0 to 60 days	64.1%	63.1%
61 to 120 days	18.1%	17.4%
Over 120 days	17.8%	19.5%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2008	$43.4	$0.3	$24.7	$(21.9)	$46.5
Three Months Ended March 31, 2009	$46.5	$—	$7.1	$(4.5)	$49.1

Concentration of Credit Risk

For the three months ended March 31, 2009, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payor sources associated with the residents of its long-term care facilities.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees over the life of the respective debt instrument using the straight-line method.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished product (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Physical inventories are performed on a quarterly basis at all pharmacy sites. Cost of goods sold is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the annual physical inventories.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-5
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs, and renewals of minor items are expensed as incurred and included in selling, general, and administrative expenses. Major rebuilds and improvements are capitalized. For the three months ended March 31, 2008 and 2009, maintenance and repairs were approximately $2.0 million and $1.6 million, respectively.

In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements or intangibles for the three months ended March 31, 2008 and 2009.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (“SOP”) 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. As required by SOP 98-1, the Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations in accordance with SFAS 144. Costs incurred to maintain existing software development are expensed as incurred. The

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended March 31, 2008 and 2009, the Corporation capitalized software development costs of $0.3 million and $0.5 million, respectively. As of December 31, 2008 and March 31, 2009, net capitalized software costs totaled $7.5 million and $6.8 million, respectively.

Goodwill and Other Intangibles

The Corporation accounts for its acquisitions in accordance with SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment. The Corporation’s business is comprised of two reporting units for impairment test purposes, institutional pharmacy and hospital management. The Corporation performed its annual impairment tests for goodwill as of December 31, 2008 and did not incur an impairment charge.

The Corporation’s finite lived intangible assets are comprised primarily of trade names, customer relationships, and non-compete agreements originating from business acquisitions. Finite lived intangible assets are amortized on a straight-line basis over the terms of the agreements ranging from 5 to 18 years. The Corporation’s goodwill and intangible assets are further described in Note 4.

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. These asset groups were assessed for recoverability under SFAS 144 and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based upon historical claims data and inputs from third-party administrators. As of December 31, 2008 and March 31, 2009, the Corporation had approximately $2.6 million and $2.4, respectively, recorded as a liability for self-insured employee health benefits.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendor and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory in accordance with Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended March 31, 2008 and March 31, 2009, rebates were $12.7 million and $10.5 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying condensed consolidated income statements. The Corporation had approximately $2.8 million and $2.2 million of rebates capitalized in inventory as of December 31, 2008 and March 31, 2009, respectively.

Delivery expenses

The Corporation incurred delivery expenses totaling approximately $15.6 million and $13.6 million for the three months ended March 31, 2008 and 2009, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Accumulated Comprehensive Income (Loss)

The Corporation entered into an interest rate swap agreement, which the Corporation has designated as a cash flow hedge in accordance with SFAS 133. The Corporation recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria as defined by SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized into earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized into earnings.

The changes in the fair value of the interest rate swap for the three months ended March 31, 2009, resulted in comprehensive income of $1.2 million, net of income taxes. As of December 31, 2008 and March 31, 2009, the Corporation recorded a deferred tax asset of $2.1 million and $1.1 million, respectively, for the interest rate swap. Accumulated other comprehensive loss at March 31, 2009, was $1.6 million. The interest rate swap is described more fully in Note 5.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes stock-based compensation expense of the Corporation for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2008	2009
Nonvested stock and stock option expense	$1.0	$0.6
Income tax benefit	$0.4	$0.2
Negative effect on diluted earnings per share	$(0.02)	$(0.01)

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

Impact of Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and U.S. GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 will have an effect on the Corporation’s results of operations and financial position to the extent the Corporation has future acquisitions.

The FASB has issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS141(R)-1 amends the guidance in SFAS 141 (Revised December 2007), Business Combinations, to; (i) Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation (“FIN”) No. 14, Reasonable Estimation of the Amount of a Loss. The FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from SFAS 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations; (ii) Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote; and (iii) Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).

FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2009 for the Corporation. FSP FAS 141(R)-1 will prospectively impact the Corporation’s financial statements to the extent acquisitions are recorded.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income, or cash flows.

NOTE 2—ACQUISITIONS

2008 Acquisitions

On November 1, 2008, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy, and medical supplies and services to residents of skilled nursing homes for $21.5 million in cash. The transaction was accounted for as a purchase, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $17.2 million as a finite lived intangible customer relationship and $1.5 million as goodwill.

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

Other

The total amount of goodwill expected to be deductible for tax purposes from past acquisitions of the Corporation was $109.9 million as of March 31, 2009. Deferred tax assets and liabilities are further described in Note 10.

The following pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the 2008 acquisitions been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The pro forma effect of the acquisitions assuming the transactions occurred on January 1, 2008, excluding integration, merger and acquisition related costs, and other charges, would be as follows (dollars in millions, except per share amounts):

Three months ended March 31, 2008
Revenues	$501.8
Net income	$6.2
Earnings per common share:
Basic	$0.21
Diluted	$0.21

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: i) the formation of a joint venture; ii) the acquisition of an asset or a group of assets that does not constitute a business; iii) a combination between entities or businesses under common control; iv) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No. 141(R), prospectively, will have a material effect on the Corporation’s results of operations and financial position to the extent the Corporation has acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed, such as accounting, legal and other professional fees. For the three months ended March 31, 2009, management has incurred costs of less than $0.1 million related to pending acquisitions as a component of integration, merger, acquisition related costs and other charges.

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2008	March 31, 2009
Leasehold improvements	$8.9	$8.8
Equipment and software	83.2	84.8
Leased equipment	0.7	2.5
Construction in progress	4.3	5.6

	97.1	101.7
Accumulated depreciation	(43.1)	(47.4)

	$54.0	$54.3

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

	Balance at December 31, 2008	Additions	Disposals	Transfers	Balance at March 31, 2009
Equipment and leasehold improvements:
Leasehold improvements	$8.9	$0.1	$(0.3)	$0.1	$8.8
Equipment and software	83.2	1.5	(0.4)	0.5	84.8
Leased equipment	0.7	1.8	—	—	2.5
Construction in progress	4.3	1.9	—	(0.6)	5.6

Sub Total	97.1	5.3	(0.7)	—	101.7
Accumulated depreciation	(43.1)	(4.7)	0.4	—	(47.4)

Total	$54.0	$0.6	$(0.3)	$—	$54.3

Depreciation expense totaled approximately $5.9 million and $4.7 million for the three months ended March 31, 2008 and 2009, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$20.8
2010	13.0
2011	8.6
2012	5.9
2013	3.1
Thereafter	2.9

Total	$54.3

NOTE 4—INTANGIBLES

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2008	Balance at March 31, 2009
Customer relationships	$53.1	$53.1
Trade name	27.9	27.9
Non-compete agreement	2.4	2.4

Sub Total	83.4	83.4
Accumulated amortization	(10.0)	(11.8)

Net intangible	$73.4	$71.6

Amortization expense relating to finite lived intangible assets was approximately $1.6 million and $1.8 million for the three months ended March 31, 2008 and 2009, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the current year and next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$7.3
2010	6.0
2011	4.9
2012	4.8
2013	4.8
Thereafter	43.8

$71.6

NOTE 5—CREDIT AGREEMENT

On July 31, 2007, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility; as of March 31, 2009 $240.0 million was outstanding under the term loan facility and no amounts were outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses, and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

2007 Credit Agreement:	December 31, 2008	March 31, 2009
Term Debt - payable to lenders at LIBOR plus applicable margin (1.8% as of March 31, 2009), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBO rate plus applicable margin, matures July 31, 2012	—	—

Total debt	$240.0	$240.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (dollars in millions):

Year Ending December 31,
2008	$—
2009	—
2010	—
2011	—
2012	240.0

$240.0

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2009, was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of March 31, 2009. The Corporation has been informed by one of its lenders that it will not fund any of its commitments under the revolving credit facility up to the amount of $8.3 million, thus decreasing the availability under the revolving credit facility to $139.0 million. The Corporation is actively pursuing a replacement lender to fulfill the commitment.

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

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The leverage ratio, which also is tested quarterly, cannot exceed 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter. The leverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Fixed Charge Coverage Ratio	Leverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00%
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
March 31, 2009	3.89	2.00	* *

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

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

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (.75%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based upon the three-month LIBO rate, plus applicable margin (.75%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of December 31, 2008 and March 31, 2009.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at March 31, 2009, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions, however, the Corporation does not anticipate non-performance by the parties to the agreement. The Corporation does not hold or issue derivative financial instruments for trading purposes.

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheets at its fair value. The fair value of the Corporation’s interest rate swap is recorded as follows:

	Balance Sheet Location	Asset Derivative		Liability Derivative
		December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009
Derivative financial instrument (interest rate swap)	Other accrued liabilities	$—	$—	$(4.9)	$(2.7)

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The following table presents the impact of derivative instruments and their location within the unaudited condensed consolidated financial statements:

	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2009	2008	2009
Derivative financial instrument (interest rate swap)	$2.3	$(1.2)	$—	$—

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. As of March 31, 2009, the Corporation had $1.3 million of unamortized deferred financing fees.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of these legal proceedings are, in the opinion of management, expected to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Corporation.

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

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc. in its blue book, which provides drug databases, content integration software, and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs.

In June 2008, First DataBank, Inc. reported that it filed amendments with the Court to a previously proposed settlement. On March 30, 2009, the Court gave final approval to First DataBank’s amended and restated settlement agreement. According to the terms of the settlement agreement, First DataBank will: (i) adjust its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

price for those prescription drugs that are on a mark-up basis; and (ii) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices. The price roll back will occur September 26, 2009.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank intends to apply the same 1.20 markup factor to all other National Drug Codes, or NDCs, whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

Currently, we are unable to fully evaluate the potential impact of this settlement. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operation.

Acquisitions

The Corporation has historically acquired the assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical, and general professional liabilities, workers compensation liabilities, previous tax liabilities, and unacceptable business practices. Although the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance the Corporation will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.

Although the Corporation generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. In the ordinary course of business, the Corporation enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, tax matters, as well as customer, third party payor, supplier, and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation is in compliance with the Prime Vendor Agreement as of March 31, 2009.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI will include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management, systems, and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services which will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $4.4 million and $2.9 million for the three months ended March 31, 2008 and 2009, respectively, under the IT Services Agreement.

Employment Agreements

The Corporation has entered into employment agreements with certain of its executive officers. During the employment period, each of the executive officers will be eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Corporation, (ii) participate in all incentive, savings and retirement plans and programs of the Corporation, (iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Corporation, and (iv) receive four weeks of paid vacation per calendar year.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Leases

The Corporation leases real estate properties, buildings, vehicles, and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, Accounting for Leases , as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded the following lease expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2008	2009
Pharmacy locations and administrative offices lease expense	$4.4	$3.6
Office equipment lease expense	1.6	0.6

Total lease expense	$6.0	$4.2

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2009	$17.0	$0.5	$17.5
2010	14.9	0.6	15.5
2011	10.6	0.6	11.2
2012	6.9	0.2	7.1
2013	4.7	—	4.7
Thereafter	10.5	—	10.5

Total	$64.6	$1.9	$66.5

Less: interest portion		(0.1)

Long-term obligations under capital lease		$1.8

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

Under the Part D benefit, payment is determined in accordance with the agreements the Corporation has negotiated with the Part D Plans. The remainder of the Corporation’s billings are paid or reimbursed by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A), and other third party payors, including Medicaid and private insurers.

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

A summary of revenues by payor type follows (dollars in millions):

	Three Months Ended March 31,
	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$228.9	46.2%	$215.1	45.9%
Institutional healthcare providers	146.3	29.6	141.0	30.1
Medicaid	47.5	9.6	43.4	9.3
Private and other	30.9	6.2	28.9	6.2
Insured	23.9	4.8	23.3	5.0
Medicare	2.7	0.6	1.7	0.3
Hospital management fees	14.9	3.0	14.8	3.2

Total	$495.1	100.0%	$468.2	100.0%

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payor. Product returns are processed in the period in which the return is accepted by the Corporation. A reserve has been established for such returns based on historical information.

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Quarter Ended March 31,
	2008	2009
Integration costs and other charges:
Professional and advisory fees	$0.2	$—
General and administrative	1.1	0.2
Employee costs	1.6	0.8
Severance costs	0.3	0.4
Facility costs	0.9	0.6

	4.1	2.0

Acquisition costs:
Professional and advisory fees	—	—
Other costs	—	—

	—	—

Total integration, merger and acquisition related costs and other charges	$4.1	$2.0

The Corporation incurred integration, merger, and acquisition related costs and other charges through March 31, 2009, related to the consolidation of pharmacies within a similar location and costs to convert data and integrate systems. As of March 31, 2009, all pharmacy consolidations have been completed. In fiscal year 2009, we began the integration of our pharmacy system platforms. The Corporation currently expects to incur costs related to the integration of its pharmacy system platforms during fiscal years ended December 31, 2009 and 2010.

The Corporation accounts for integration, merger and acquisition related costs and other charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended March 31, 2009, there was one pharmacy location impacted by consolidation.

The Corporation accounts for acquisition costs in accordance with SFAS 141(R). During the three months ended March 31, 2009, there were less than $0.1 million of costs incurred related to pending acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS

Common Stock

Holders of the Corporation’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption, or sinking fund provisions applicable to our common stock. In the event of liquidation, dissolution, or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Corporation from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Corporation’s Credit Agreement imposes restrictions on its ability to pay dividends.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of March 31, 2009, there were no shares of preferred stock outstanding.

Our board of directors may, from time to time, direct the issue of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences, and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on our shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of our company before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The board of directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of shares of our common stock. Specifically, our certificate of incorporation authorizes our board to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of us or the removal of existing management.

2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan, as amended in fiscal year 2008, (“Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence that the Compensation Committee determines should be excluded in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The stock options granted under the Omnibus Plan to replace options granted by Kindred or AmerisourceBergen that were cancelled or forfeited upon the consummation of the Pharmacy Transaction have the same basic terms, conditions, and vesting schedule of the awards granted to them by Kindred and AmerisourceBergen. In addition, unvested restricted shares of Kindred and AmerisourceBergen common stock held by our named executive officers who were formerly KPS or PharMerica LTC employees were replaced with restricted shares of the Corporation’s common stock, which have the same basic terms, conditions, and vesting schedule as applied to the forfeited Kindred or AmerisourceBergen restricted shares.

2009 Stock-based Awards

On January 22, 2009, the Compensation Committee granted stock based compensation awards to a newly elected board member with respect to 13,831 options for common stock with a grant price of $15.89 and 2,098 shares of restricted stock. On March 3, 2009, the Compensation Committee granted stock based compensation awards with respect to 460,114 options for common stock under the Omnibus Plan with a grant price of $14.89 per share. The Compensation Committee also granted performance share units with a performance target of 133,903 shares.

2008 Stock-based Awards

On March 10, 2008, the Compensation Committee granted stock based compensation awards with respect to 247,869 options for common stock under the Omnibus Plan with a grant price of $15.10 per share. The Compensation Committee also granted performance share units with a performance target of 67,328 shares.

Additionally, subsequent to March 10, 2008, the Compensation Committee granted stock based compensation awards with respect to 76,638 options for common stock under the Omnibus Plan with a grant price of $16.16 to $23.79 per share, 72,548 shares of restricted stock to members of the board of directors and new employees of the Corporation and performance share units with a performance target of 947 shares. The terms and conditions of these awards have similar terms to other awards granted by the Compensation Committee.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 396,479.

Stock options granted to officers and employees under the Omnibus Plan generally vests in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees under the Omnibus Plan generally vests in full upon the three-year anniversary of the date of grant. The restricted stock grant to members of the board of directors vests ratably each year from the date of grant. The performance share units granted under the Omnibus Plan vest based upon the achievement of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, and impairment of intangible assets or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is measured over a three-year period.

As of March 31, 2009, total shares available for grants of stock based awards pursuant to the Omnibus Plan were 1,643,174.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (in millions):

	Three Months Ended March 31,
	2008	2009
Stock option compensation expense	$0.3	$0.3
Nonvested stock compensation expense	0.7	0.3

Total Stock Compensation Expense	$1.0	$0.6

Negative effect on diluted earnings per share	$(0.02)	$(0.01)

As of March 31, 2009, there was $12.3 million of total unrecognized compensation cost related to the Corporation’s stock-based compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from 1.0-2.15 years depending on the type of awards granted.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$4.8
2010	4.9
2011	2.4
2012	0.7
2013	0.1
Thereafter	—

Total	$12.9

The following weighted average assumptions were used to estimate the fair value of options granted during each respective quarter using the Black-Scholes Merton option-pricing model:

	2008	2009
Expected volatility (range)	33.3 - 41.7%	36.36 - 41.07%
Risk free interest rate (range)	1.53 - 2.45%	1.00 - 1.99%
Expected dividends	—	—
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Fair value per share of stock options granted based on the Black-Sholes-Merton model	$4.64	$4.34

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of twelve and fourteen companies in 2008 and 2009, respectively, in the same or similar industries as the Corporation. SFAS No. 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”), as amended, acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation’s and its peer-group, which is consistent with SFAS No. 123(R) and SAB 107. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

Risk-Free Interest Rate

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

Expected Dividends

The Corporation has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Corporation calculated an expected term using management’s estimate and expectation of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. SFAS No. 123(R) permits companies to estimate the value of awards with graded vesting by treating each vesting tranche as a separate award. Alternatively, the award may be valued as a single award. Management has determined to value each tranche of the awards separately utilizing a “multiple fair value” method.

Stock Option Activity

During 2009, the Compensation Committee granted 473,945 stock options under the Omnibus Plan. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted for the three months ended March 31, 2008 and 2009 was $4.64 and $4.34 per share, respectively. The fair value of stock options exercised for the three months ended March, 2008 and 2009, was less than $0.1 million. The total fair value of options vested was $1.2 million and $0.9 million for the three months ended March 31, 2008 and 2009, respectively. Cash received from stock option exercises for the three months ended March 31, 2009, was $0.1 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(67,878)	13.28
Canceled	(194,363)	14.88

Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Granted	473,945	14.92
Exercised	(5,535)	12.14
Canceled	(14,015)	13.85

Outstanding at March 31, 2009	1,787,044	$15.35	5.9 years	$2.4

Exercisable at March 31, 2009	566,605	$14.71	5.3 years	$1.1

Nonvested Shares

During 2009, the Compensation Committee granted 2,098 shares of restricted stock and 133,903 performance share units under the Omnibus Plan. The total fair value of shares vested for the three months ended March 31, 2008 and 2009, was $0.9 million and $0.1 million, respectively.

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2007	360,904	$15.13

Granted	140,823	16.83
Forfeited	(33,578)	12.84
Vested	(125,558)	16.23

Outstanding at December 31, 2008	342,591	$15.93

Granted	136,001	14.91
Forfeited	(1,767)	10.92
Vested	(16,183)	4.30

Outstanding at March 31, 2009	460,642	$16.06

Other Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan were $1.6 million and $1.4 million for the three months ended March 31 and 2008 and 2009, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The Corporation maintains deferred compensation plans for certain management and highly compensated employees and the directors of the Corporation. For certain management and highly compensated employees, a participant in the respective plan may elect to defer up to 50% of such participant’s annual base salary and up to 100% of such participant’s annual short-term incentive program cash bonus into the plan during each plan year. In addition, the Corporation may, in its sole discretion, make discretionary contributions to a participant’s account. In addition, the directors of the Corporation may elect to defer up to 100% of their cash fees and their stock fees in any one year. If a director elects to defer his/her restricted stock grant, the stock will be deferred as it vests. As of December 31, 2008 and March 31, 2009, the Corporation had $1.4 million and $2.1 million, respectively, recognized as a liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the three months ended March 31, (in millions):

	Three Months Ended March 31,
	2008	2009
Tax provision	$2.5	$5.3

Total provision as a percentage of pre-tax income	43.5%	39.0%

The decrease in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2009, compared to the comparable 2008 period, was primarily the result of decreases in non-deductible expenses associated with the Corporation’s operations primarily attributable to the fourth quarter 2008 favorable tax ruling on specific permanent items. The fourth quarter 2008 favorable tax ruling lifted the limitation of the Corporation’s ability to deduct for tax purposes certain executive stock-based compensation. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions derived from the amortization of tax-deductible goodwill acquired in the 2007 Pharmacy Transaction. At the transaction date, the tax basis of this goodwill was $126.3 million, amortizable over a remaining life for tax purposes of approximately six years. The tax basis of this goodwill was approximately $80.8 million and $72.8 million at December 31, 2008 and March 31, 2009, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of March 31, 2009, the Corporation has tax benefits from federal net operating loss carryforwards of $15.7 million. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $84.3 million at December 31, 2008 and $78.4 million at March 31, 2009, net of valuation allowances of $10.3 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—INCOME TAXES (continued)

As of December 31, 2008 and March 31, 2009, the Corporation had a $2.4 million liability recorded for unrecognized tax benefits in U.S. Federal and State tax jurisdictions.

Under the terms of the Master Agreement, the Corporation entered into a tax matters agreement with Kindred and AmerisourceBergen (the “Tax Matters Agreement”). The Tax Matters Agreement governs the Corporation’s, Kindred’s, and AmerisourceBergen’s rights and obligations following consummation of the Pharmacy Transaction with respect to taxes, for both pre-merger and post-merger periods. Generally, Kindred and AmerisourceBergen are responsible for the taxes of KPS (and its subsidiaries) and PharMerica LTC (and its subsidiaries), respectively, that relate to pre-merger periods and the Corporation is responsible for all taxes that relate to periods subsequent to the date of the Pharmacy Transaction.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2008	2009
Numerator:
Numerator for basic and diluted earnings per share—net income	$3.3	$8.2

Denominator:
Denominator for basic earnings per share—weighted average shares	30,064,929	30,211,699
Effective of dilutive securities:
Employee stock options	666	46,447
Employee restricted shares	20,425	53,784

Denominator for diluted earnings per share—adjusted weighted average shares	30,086,020	30,311,930

Basic earnings per share	$0.11	$0.27

Diluted earnings per share	$0.11	$0.27

In accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share, stock options and restricted stock shares granted by the Corporation are required to be treated as potential common shares outstanding in computing diluted earnings per share.

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The Corporation identifies its segments in accordance with the aggregation provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is consistent with information used by the Corporation in managing its businesses.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (dollars in millions):

	Three Months Ended March 31,
	2008	2009
Revenues:
Institutional pharmacies	$480.2	$453.4
Hospital pharmacy management	14.9	14.8

	$495.1	$468.2

Net income:
Segment operating income:
Institutional pharmacies	$24.8	$27.2
Hospital pharmacy management	2.3	2.2

Segment operating income	27.1	29.4
Rent	(6.0)	(4.2)
Depreciation and amortization	(7.5)	(6.5)
Integration, merger and acquisition related costs and other charges	(4.1)	(2.0)
Interest expense, net	(3.7)	(3.2)

Income before income taxes	5.8	13.5
Provision for income taxes	2.5	5.3

Net income	$3.3	$8.2

Rent:
Institutional pharmacies	$6.0	$4.2
Hospital pharmacy management	—	—

	$6.0	$4.2

Depreciation and amortization:
Institutional pharmacies	$7.5	$6.5
Hospital pharmacy management	—	—

	$7.5	$6.5

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$8.2	$5.3
Hospital pharmacy management	—	—

	$8.2	$5.3

	December 31, 2008	March 31, 2009
Assets:
Institutional pharmacies	$671.4	$669.4
Hospital pharmacy management	7.8	8.2

	$679.2	$677.6

Goodwill:
Institutional pharmacies	$113.7	$113.7
Hospital pharmacy management	—	—

	$113.7	$113.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties, and other factors that could cause the Corporation’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	a determination by the IRS that the Pharmacy Transaction should be treated as a taxable transaction, in whole or in part, and any tax liabilities and indemnification obligations related thereto;

•

the Corporation’s ability to operate under the terms of the Tax Matters Agreement, including the covenants and restrictions that limit the Corporation’s discretion in the operation of the Corporation’s business;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of retaining existing customers and service contracts and ability to attract new customers for growth of the Corporation’s business;

•	the effects of renegotiating contract pricing relating to significant customers, supplier, including the hospital pharmacy segment which is substantially related to service provided to one customer;

•	the effects of the loss or bankruptcy of or default by a significant customer or customers, supplier, or other entities relevant to the Corporation’s operations;

•

the Corporation’s ability to successfully pursue the Corporation’s development activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the impact of the First Data Bank settlement agreement on the reimbursement the Corporation receives for its products and services;

•	the Corporation’s ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;

•

the effects of healthcare reform and government regulations, including proposals being contemplated by the current administration, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries;

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payors, or the implementation of other measures to reduce the reimbursement for the Corporation’s products and services or the services of the Corporation’s customers;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the ability to obtain financing for acquisitions from the various lenders in the senior secured credit facility;

•	further consolidation of managed care organizations and other third party payors;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Corporation’s control;

•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;

•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;

•

the Corporation’s ability to comply with the terms of its Corporate Integrity Agreement entered into between the Office of Inspector General of the Department of Health and Human Services and PharMerica LTC on March 29, 2005;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects on the Corporation’s results of operations related to the accounting for the costs of acquisitions as a result of new accounting rules;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents;

•	the effects of changes to critical accounting estimates; and

•

other factors, risks, and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The Corporation was formed on October 23, 2006, by Kindred Healthcare, Inc. (“Kindred or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2009 reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates approximately 100 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 84 hospitals in the United States.

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage, and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery, and/or consultation with the facility’s staff or the resident’s attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in 30-day supplies. Unit dosed medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents.

Our computerized dispensing and delivery systems are designed to improve efficiency and control over distribution of medications to patients and residents. We provide computerized physician orders and medication administration records for each patient or resident on a monthly basis as requested. Data from these records are formulated into monthly management reports on patient or resident care and quality assurance. This system improves efficiencies and nursing time, reduces drug waste, and lowers adverse drug reactions.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring, and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services. In addition, on September 30, 2008, the United States Department of Health and Human Services Office of Inspector General published OIG Supplemental Compliance Program Guidance for Nursing Facilities. With quality of care the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

We provide consultant pharmacist services that help our customers comply with the federal and state regulations applicable to nursing homes. The services offered by our consultant pharmacists include:

•

Monthly reviews of each resident’s drug regimen to assess the appropriateness and efficacy of drug therapies, including the review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results, and recommending alternative therapies;

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

Ancillary Services

The Corporation provides intravenous drug therapy products and services to its customers. We provide intravenous (“IV”) (or infusion therapy) products and services for these client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy, or other drugs in solution) and the intravenous administration of the product.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services segment is comprised of a few customers, of which, our largest service is to substantially all of Kindred’s hospitals.

Additional business segment information is set forth in Part I, Item 1 “Financial Statements” and Note 12—“Business Segment Data” to the condensed consolidated financial statements of this quarterly report on Form 10-Q as of March 31, 2009.

Customers

Institutional Care Settings. Our customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. We are generally the primary source of supply of pharmaceuticals for our customers.

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions.

At March 31, 2009, we had contracts to provide pharmacy services to 320,745 licensed beds for patients in healthcare facilities in 40 states. We also have significant customer concentrations with facilities operated by Kindred. For the three months ended March 31, 2009, Kindred institutional pharmacy contracts represented approximately 10.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At March 31, 2009, the Corporation had provided hospital management services to Kindred and other customers for Hospital Pharmacy Services at 84 locations. For the three months ended March 31, 2009, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a new high in generic drug conversions. As we move through 2009, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations. Approximately 74% of the prescriptions we fill are dispensed using generic drugs.

The following tables summarizes the historical generic drug dispensing rate:

	2008	2009
March 31	69.0%	73.5%
June 30	69.9	N/A
September 30	71.3	N/A
December 31	72.5	N/A

The following table summarizes the anticipated brand to generic conversions from 2009 to 2012:

2008	2009	2010	2011	2012
Mirapex	Zerit	Cozaar	* Actos	* Geodon
Cosopt	* Depakote Sprinkles	Hyzaar	* Xalatan	* Lexapro
Trusopt	* Depakote ER	* Flomax	Caduet	Viagra
Imitrex	Ambien CR	Starlix	Femara	Avapro
** Keppra	* Topamax	Arimidex	* Zyprexa	* Seroquel
Dynacirc	Adderall XR	Epivir	TriCor	Avandia
	Cardizem	* Advair Diskus	Xeloda	Lunesta
	Casodex	* Effexor XR	* Plavix	* Lovenox
	Cellcept	* Aricept		* Singulair
	Primaxin	* Lipitor		* Diovan
	Glyset	* Levaquin		* Diovan HCT
	Alphagan P			* Detrol
	* Prevacid			Crestor
Valtrex
Prandin
Acular
Prograf
Allegra D
Avelox
Clarinex

*	Denotes top 50 drug spend for the Corporation during the three months ended March 31, 2009

**	Denotes top 50 drug spend for the Corporation during the three months ended December 31, 2008

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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates included in our income statements were $12.7 million and $10.5 million for the three months ended March 31, 2008, and 2009, respectively.

For more information regarding rebates, see “Overview of Reimbursement.”

Information Technology

Computerized medical records and documentation are an integral part of our distribution system. We primarily utilize a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing, and payment processing. These systems provide medical records, consulting drug review, electronic medication management, and regulatory compliance information to help ensure patient safety. These systems also support eligibility verification and electronic billing capabilities for the Corporation’s pharmacies. They also provide order taking, shipment, and collection of service fees for medications and specialty services, as well as billing and reimbursement for other services rendered.

Based upon our electronic records, we are able to provide reports to our customers and management on patient care and quality assurance. These reports help to improve efficiency in patient care, reduce drug waste, and lower adverse drug reactions. We expect to continue to invest in technologies that help improve data integrity, critical information access, and system availability.

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred (the “IT Services Agreement”). Pursuant to the IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation supports internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services that are provided at cost, KHOI provides such services to the Corporation at its cost plus 10%, which are the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $4.4 million and $2.9 million for the three ended March 31, 2008 and 2009, respectively, under the IT Services Agreement. As of March 31, 2009, the Corporation has approximately $1.9 million in accounts payables related to the IT Services Agreement.

Sources of Pharmacy Revenues

We receive payment for our services from third party payors, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare provider customers, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients and the rates of reimbursement among payors. Changes in our customers’ censuses, the case mix of the patients, and the payor mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

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

A summary of our revenues by payor type follows (dollars in millions):

	Three Months Ended March 31,
	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$228.9	46.2%	$215.1	45.9%
Institutional healthcare providers	146.3	29.6	141.0	30.1
Medicaid	47.5	9.6	43.4	9.3
Private and other	30.9	6.2	28.9	6.2
Insured	23.9	4.8	23.3	5.0
Medicare	2.7	0.6	1.7	0.3
Hospital management fees	14.9	3.0	14.8	3.2

Total	$495.1	100.0%	$468.2	100.0%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional, and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities also are entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one large competitor in the institutional pharmacy industry, Omnicare, Inc.

We believe that the competitive factors most important to our business are pricing, quality and the range of services offered, clinical expertise, ease of doing business with the provider, and the ability to develop and maintain relationships with customers. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants.

Corporate Integrity Agreement

On March 29, 2005, PharMerica LTC and the Office of Inspector General within the Department of Health and Human Services (“OIG”) entered into the Corporate Integrity Agreement (“CIA”) to promote compliance with the requirements of the federal healthcare programs. Under the CIA, PharMerica LTC agreed to continue its comprehensive compliance program, which includes a corporate compliance officer, a corporate compliance committee, a Code of Ethics and Business Conduct, written policies and procedures, educational and training initiatives, review and disciplinary procedures, a confidential disclosure program, an ineligible persons screening program, and internal audit and review procedures, all designed to promote compliance with applicable laws, including federal healthcare program requirements and the promotion of ethical business practices. PharMerica LTC is also subject to extensive reporting requirements under the CIA, including annual reports describing PharMerica LTC’s compliance activities, notices of any government investigations or legal proceedings, overpayments received from federal healthcare programs and changes in pharmacy locations and new business units. The term of the CIA is five years and it ends on March 29, 2010. PharMerica LTC is required to comply fully and timely with all of the CIA requirements. Failure to do so may lead to the imposition of stipulated penalties, including substantial monetary penalties and exclusion from participation in federal healthcare programs, including Medicare and Medicaid. Any such penalties could have a material adverse effect on our financial position, results of operations, and liquidity.

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

Stimulus Package

The American Recovery and Responsibility Act, commonly known as the “Stimulus Package,” is a $787.0 billion federal bill intended to stimulate the economy through both tax cuts and increased government spending. Within this package there are a variety of healthcare-related provisions including (i) the $87.0 billion temporary increase in Medicaid Federal Medical Assistance Percentage (“FMAP”), and (ii) the $21.0 billion of funding to encourage adoption of certain health information technology (“HIT”).

Under Medicaid FMAP, the federal government matches certain state expenditures for Medicaid social service programs. As such, the $87.0 billion increase in FMAP goes directly from the federal government to eligible states. Eligible states will receive a minimum 6.2% FMAP increase retroactive to October 1, 2008 and going forward to December 31, 2010, with additional funds going to states with higher unemployment rates. To ensure eligibility for the FMAP increase, states must maintain or reinstate previously required Medicaid eligibility standards, comply with prompt pay requirements and meet certain other specific criteria. Although the funds are through the FMAP program, states receive the money as general funds and, aside from a prohibition against placing the money in a “rainy day” fund, may expend the funds at the states’ discretion. PharMerica, as an entity reimbursed by state Medicaid programs, benefits from the funding through the FMAP increase.

The Stimulus Package also provides $21.0 billion designated for investment in HIT infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to adopt HIT. Of this funding, $2.0 billion is set aside for “adoption activities” while $19.0 billion will go to providers engaged in the “meaningful use” of electronic health records (“EHR”). Meaningful users are providers who use certified EHR technology, exchange EHR information to improve quality and coordination of care, and use EHR to submit quality measures. For physicians, the structure largely mirrors the e-prescribing framework set out in the Medicare Improvements for Patients and Providers Act (“MIPPA”) by incentivizing adoption of HIT through granting up to $44,000 per physician until 2014, and thereafter penalizing physicians who have not yet adopted. Similarly, hospitals are eligible for bonus payments if determined to be meaningful users of EHR. The impact of these provisions, according to the Congressional Budget Office, will be that approximately 90% of doctors and 70% of hospitals adopt EHR technology over the next 10 years.

Obama’s Proposed Budget

President Obama’s proposed budget for fiscal year 2010 builds on the health provisions of the Stimulus Package while simultaneously introducing new healthcare-related programs generally aimed at improving quality, efficiency, and accountability, and at encouraging shared responsibility for health care. The proposed budget is a broad overview of the President’s vision that does not include many program specifics and will not necessarily parallel the final version as altered and approved by Congress. The most significant aspect of the Obama Budget is a new $630.0 billion reserve fund to help finance future healthcare reform. This will be funded by both tax changes and Medicare and Medicaid reform. The budget specifies increasing Medicaid rebates and broadening utilization of generics as some of the many parts of the Health Reform Reserve Fund. Beyond healthcare reform, the budget expands funding for a variety of programs including, comparative effectiveness and cancer research. In addition, the Obama Budget builds on and implements a variety of provisions of the Stimulus Package including additional funding for HIT. At this time, however, all these provisions are solely the administration’s recommendation. The House and Senate are currently working on separate versions of the budget. Without a final version of the appropriations bills, we are unable to analyze the potential impact of these fiscal changes on our business.

Overview of Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and to certain disabled persons. Medicaid is a medical assistance program administered by each state that provides healthcare benefits to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations, and discretion that may affect payments made under Medicare and Medicaid.

We receive payment for our services from institutional healthcare providers, commercial Medicare Part D Plans, third party payors, government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A, Part B and Part D Plans, Medicaid, insurance, and other private payors (including managed care).

Medicare

The Medicare program consists of four parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare, and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services, and certain items and services provided by medical suppliers such as I.V.’s; (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C or Medicare Advantage; and (4) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

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

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. The Deficit Reduction Act of 2005, or DRA, is intended to reduce net Medicare and Medicaid spending by approximately $11.0 billion over the next four to five years. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. It will also strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. This provision is expected to reduce payments to skilled nursing facilities by $100 million over five years (fiscal years 2006-2010). Any evaluation of budgeting, cost-cutting, and financing of health care must also consider the new federal administration and the impact its proposed health care policies could have on any future cost considerations.

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its nursing home customers. The changes include, among other things, a new competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process that was to begin on July 1, 2008. However, in addition to the changes previously discussed as implemented by MIPPA, the contracts awarded under the Part B competitive acquisition program were terminated. The law now requires Round 1 of the bidding to occur in 2009 for implementation in 2010. CMS has issued an interim final rule, to be effective April 18, 2009, implementing the MIPPA provisions that: (1) delay implementation of Round 1 of the competitive bidding program; (2) require CMS to conduct a second Round 1 competition in 2009; and (3) mandate certain changes for the Round 1 rebid and subsequent rounds of the program. Round 2 will occur after that for the complete implementation of the program in 2010. All DMEPOS suppliers are required to be accredited by a deemed accreditation organization by September 30, 2009. This requirement is still in place following the enactment of MIPPA.

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

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the BBA. Beginning in 2010, CMS will require Part D sponsors to use pass-through pricing, based on the price actually received by the pharmacy for drugs, in order to determine beneficiary cost sharing and drug reporting. This change, and similar changes by CMS aimed at ensuring administrative costs are absorbed by the Pharmacy Benefit Manager (“PBM”) and not the government, may alter the way certain PBMs negotiate prices with pharmacies. Currently, we are unable to fully evaluate the impact of this change in pricing definition.

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

In addition, we receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to “prefer, protect, or maintain” that manufacturer’s product selection by the long-term care pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required PDPs to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. The elimination or reduction of manufacturer rebates, if not offset by other reimbursement, could have an adverse effect on our business.

On July 15, 2008, MIPPA of 2008 was enacted. MIPPA cancels a reduction in Medicare’s payment rates for physicians’ services that went into effect on July 1, 2008 and extends other expiring provisions governing the Medicare program. It also increases payment rates for physician’s services for 2009, expands eligibility for low-income benefits, and reduces payments to Medicare Advantage Plans. The various provisions that could impact our operations are as follows:

Incentives for Electronic Prescribing—Providers who electronically prescribe (“e-Rx”) are eligible to receive bonus payments based on a percentage of Medicare allowable charges through 2013. Beginning in 2014, penalty payments will become effective for providers who fail to use e-Rx.

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

These various provisions of MIPPA are currently being implemented through CMS rules and regulations and are being incorporated into other health care related legislation.

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including the requirements related to eligibility, coverage for services, payment, and admissions. For residents that are eligible for Medicaid only, and are not dual eligibles covered under Medicare Part D, we bill the individual state Medicaid program or in certain circumstances the state’s designated managed care or other similar organizations. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement of certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost, which generally is defined as a function of average wholesale price and may include a profit percentage plus a dispensing fee. Most states establish a fixed dispensing fee per prescription that is adjusted to reflect associated cost. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally higher discounts off average wholesale price levels, expansion of the number of medications subject to federal upper limit pricing, and general reductions in contract payment methodology to pharmacies.

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005, or DRA, changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest Average Manufacturer Price, or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations. MIPPA delayed use of AMP in setting the Federal Upper Limit (“FULs”) for multiple source drugs through September 30, 2009, and delayed public posting of AMP data until October 1, 2009. Use of AMP in FULs and public posting of AMP data are current on hold due to the injunction.

Additionally, OIG recently released a report comparing the relative pharmacy reimbursements amounts for select drugs under Medicare Part D and Medicaid in select states. The OIG found that national reimbursement amounts were roughly equal for single-source drugs, but that the Medicaid pharmacy reimbursement amount for select multiple-source drugs was 17 percent higher than Medicare Part D reimbursement for those same drugs. In addition, the report states that Medicaid dispensing fees exceeded Medicare Part D dispensing fees for both single-source and multiple-source drugs by at least 40 percent and 55 percent, respectively. The report repeatedly notes that these disparities would likely be remedied by the DRA provisions related to AMP that are not yet in use due to the aforementioned injunction. We are unable to fully evaluate the impact of current and future federal initiatives aimed at eliminating these disparities.

Other

Further, the Tax Relief and Health Care Act of 2006 modified several Medicaid policies, including, among other things, reducing the limit on Medicaid provider taxes from the current six percent to five-and-a-half percent from January 1, 2008 through September 30, 2010.

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc. in its bluebook, that provides drug databases, content integration software, and drug reference products. AWP is widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs.

In June 2008, First Data Bank, Inc. reported that it filed amendments with the Court to a previously proposed settlement. On March 30, 2009, the Court gave final approval to First DataBank’s amended and restated settlement agreement. According to the terms of the settlement, First DataBank will: (i) adjust its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices. The price roll back will occur September 26, 2009.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank intends to apply the same 1.20 markup factor to all other National Drug Codes, or NDCs, whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

Currently, we are unable to fully evaluate the potential impact of this settlement. There can be no assurance that changes in the calculation of AWP will not have an adverse impact on our business and results of operation.

As a result of political, economic, and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations, and liquidity.

Key Indicators Reviewed by Management

The Corporation’s management reviews the following indicators in analyzing its consolidated financial performance: net revenues, with a particular focus on institutional pharmacy revenues; prescriptions dispensed; revenues per prescription dispensed; productivity factors on prescriptions dispensed per productive labor hour; generic dispensing rate; brand dispensing rate; customer licensed beds; patients serviced; prescriptions per patient dispensed; gross margin percentage; operating income; diluted earnings per share; days sales outstanding; the ratio of cash collections to revenue recognized; inventory turnover; and adjusted Earnings Before Interest Income/Expense, Taxes, Depreciation, Amortization, Integration, Merger and Acquisition Related Costs and Other Charges (“Adjusted EBITDA”) as discussed later under the caption Use of Non-GAAP Measures For Measuring Quarterly Results. We believe these measures highlight key business trends and are important in evaluating our overall performance.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Change in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

The critical accounting estimates discussed below is not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on the condensed consolidated results of operations and financial condition of the Corporation.

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

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2008 and March 31, 2009, were $46.5 million and $49.1 million, respectively.

Our provision for doubtful accounts included in our income statements was as follow (in millions):

	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$5.2	1.1%	$7.1	1.5%
Second Quarter	5.5	1.1	N/A	N/A
Third Quarter	7.2	1.5	N/A	N/A
Fourth Quarter	6.8	1.4	N/A	N/A

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our allowance for doubtful accounts.

The largest components of bad debts in our accounts receivable relate to the accounts for which private payors are responsible, (which we refer to as private and other) and accounts for which our long-term care institutional customers are responsible for under Medicare Part A and owe the Corporation for the drug component of their patients stay at their respective institutions.

We attempt to collect the private and other accounts for which the patient is the responsible party through various efforts. We attempt to collect the dual eligible co-payments from PDP’s by obtaining the appropriate documentation from the responsible party of the patient or from the documentation located at the long-term care institution. This is known as Best Available Evidence, or BAE. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. In all cases, the drugs have been dispensed.

In general, we perform the following steps in collecting accounts receivable:

•	if possible, perform up front adjudication prior to dispensing the product;

•	billing and follow-up with third party payors;

•	billing and follow-up with long-term care institutions;

•	utilization of collection agencies; and

•	other legal processes.

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

The following table shows consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	2008	2009
First Quarter	39.7	42.4
Second Quarter	40.7	N/A
Third Quarter	41.1	N/A
Fourth Quarter	42.0	N/A

The following table shows our summarized aging categories by quarter:

	2008				2009
	March	June	September	December	March
0 to 60 days	68.7%	63.2%	62.0%	64.1%	63.1%
61 to 120 days	14.2	19.7	19.1	18.1	17.4
Over 120 days	17.1	17.1	18.9	17.8	19.5

	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2008			2009
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$44.3	$261.6	16.9%	$49.1	$267.8	18.3%
Second Quarter	45.2	262.0	17.3	N/A	N/A	N/A
Third Quarter	45.8	266.6	17.2	N/A	N/A	N/A
Fourth Quarter	46.5	265.8	17.5	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2008	2009	2008	2009
Medicare Part D	46.2%	45.9%	44.7%	N/A
Institutional healthcare
providers	29.6	30.1	30.1	N/A
Medicaid	9.6	9.3	9.2	N/A
Private and other	6.2	6.2	7.0	N/A
Insured	4.8	5.0	5.4	N/A
Medicare	0.6	0.3	0.5	N/A
Hospital management fees	3.0	3.2	3.1	N/A

Total	100.0%	100.0%	100.0%	N/A

	Three Months Ended September 30,		Three Months Ended December 31,
	2008	2009	2008	2009
Medicare Part D	45.1%	N/A	45.9%	N/A
Institutional healthcare
providers	29.2	N/A	29.7	N/A
Medicaid	9.5	N/A	8.9	N/A
Private and other	7.3	N/A	6.9	N/A
Insured	5.3	N/A	5.3	N/A
Medicare	0.6	N/A	0.4	N/A
Hospital management fees	3.0	N/A	2.9	N/A

Total	100.0%	N/A	100.0%	N/A

Please refer to Note 7 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our revenue recognition policies.

We recognize revenues at the time services are provided or products are delivered. A significant portion of our revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that our operating system is automatically updated with the actual amount to be reimbursed. As a result, our revenues and the associated receivables are based upon the actual reimbursement to be received. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

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

Under Medicare Part D, co-payments related to institutional residents who are dual eligibles are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDP’s are responsible for reimbursement.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, we accept returns of medications and issue credit memorandums to the applicable payor. Product returns are processed in the period returned. We estimate an amount for expected returns based on historical trends.

Our hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies and are primarily comprised of personnel costs.

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy locations. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances are maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency. All other inventory is maintained on a periodic system through the performance of quarterly physical inventories.

At December 31, 2008 and March 31, 2009, our inventory on our condensed consolidated balance sheets were $73.4 million and $72.0 million, respectively.

Our inventory turns were as follows:

	2008	2009
First Quarter	16.4	16.7
Second Quarter	16.1	N/A
Third Quarter	16.5	N/A
Fourth Quarter	16.5	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our income statements as reductions to cost of goods sold were as follows (in millions):

	2008	2009
First Quarter	$12.7	$10.5
Second Quarter	13.9	N/A
Third Quarter	12.1	N/A
Fourth Quarter	11.9	N/A

Our inventory is maintained on a first-in, first-out (“FIFO”) lower of cost or market basis. We perform quarterly inventory counts at all locations with the use of our personnel and the use of third party inventory count teams under our supervision. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

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

Our goodwill included in our condensed consolidated balance sheets as of December 31, 2008 and March 31, 2009, was $113.7 million.

Our net intangible assets included in our condensed consolidated balance sheets as of both December 31, 2008 and March 31, 2009, were $73.4 million and $71.6 million, respectively.

The amount of accumulated amortization of intangible assets as of December 31, 2008 and March 31, 2009, was $10.0 million and $11.8 million, respectively.

Please refer to Note 4 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our intangible assets.

We follow the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and test goodwill for impairment using a fair value approach. We are required to test for impairment annually, absent some triggering event that would accelerate an impairment test. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors, and the profitability of future business strategies.

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

Fair value estimates are determined by management and derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decisions of allocations are that of management.

We follow the guidance in Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assessing the potential impairment of tangible assets and long-lived assets recorded on the Corporation’s balance sheet. We review our assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our statement of operations. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2008 and March 31, 2009, were $84.3 million and $78.4 million, respectively, including the impact of valuation allowances.

Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of both December 31, 2008 and March 31, 2009, were $10.3 million.

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a FIN 48 liability for the realized but unrecognized tax benefit. As of December 31, 2008 and March 31, 2009, the Corporation’s unrecognized tax benefits for U.S. Federal and State tax jurisdictions were $2.4 million. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the accompanying condensed consolidated income statements. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: i) the recognition threshold is met due to changes in facts, circumstances, and information available at the reporting date; ii) the tax position is effectively settled through examination, negotiation, or litigation; or iii) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for further discussion of our accounting for income taxes.

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares issued for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. On July 24, 2008, the Corporation’s stockholders approved an amendment to the

Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan.

During the three months ended March 31, 2009, the Compensation Committee granted stock based compensation awards with respect to 473,945 stock options under the Omnibus Plan with a grant prices ranging from $14.89 to $15.89 per share, 2,098 shares of nonvested stock and 133,903 performance share units.

During 2008, the Compensation Committee granted stock-based compensation awards with respect to 324,507 shares of common stock under the Omnibus Plan with grant prices ranging from $15.10 to $23.79 per share. The Compensation Committee also granted performance share units with a target of 68,275 shares and 72,548 shares of nonvested stock during 2008. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

Our stock-based compensation expense for the three months ended March 31, 2008 and 2009, was $1.0 million and $0.6 million, respectively, and was included in selling, general and administrative expenses in our condensed consolidated income statements.

Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Key Financial Statement Components

Consolidated Income Statements

Our revenues are comprised primarily of product revenues and are derived from the sale of prescription drugs through our institutional pharmacies. The majority of our product revenues are derived on a fee-for-service basis. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacy.

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. In addition, cost of product includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees, and other costs attributable to the dispensing of medications. The Corporation also receives rebates on generic drugs dispensed and administrative rebates.

Selling, general and administrative expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, human resources, and performance of reimbursement activities, in addition to finance, legal and other staff activities.

Integration, merger, and acquisition related costs and other charges represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen and their respective mergers. The definition also represents costs related to acquisitions beginning January 1, 2009, and of integrating information systems, duplicative costs associated with merging overall corporate functions, and the consolidation of pharmacies within a similar location.

Interest expense (income), net, primarily includes interest expense relating to our senior secured credit facility and our swap agreement, partially offset by interest income generated by cash and cash equivalents.

Consolidated Balance Sheets

Our assets include cash and cash equivalent investments, accounts receivable, inventory, fixed assets, deferred tax assets, goodwill, and intangibles.

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

Inventory reflects the cost of prescription products held for dispensing by our institutional pharmacies and are recorded on a first-in, first-out basis. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns on inventory.

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

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases and other purchases made in the normal course of business. Accrued expenses and other current liabilities primarily consist of employee—and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a loan under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles and subsequent cash collections. We pay for our prescription drug inventory in accordance with payment terms offered under our Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates earned are recorded as a reduction to inventory and cost of goods sold in the period earned. Outgoing cashflows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

Impact of Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 will have a material effect on the Corporation’s results of operations and financial position, to the extent the Corporation has future acquisitions.

The FASB has issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to; (i) Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. The FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations; (ii) Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote; (iii) Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141(R).

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2009 for the Corporation. The standard will prospectively impact the Corporation’s financial statements to the extent acquisitions are recorded.

Definitions

Listed below are definitions of terms used by the Corporation in managing the business. The definitions are necessary to the understanding of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Quarter Ended March 31,
	2008		Increase (Decrease)		2009
	Amount	% of Revenues			Amount	% of Revenues
Net revenues
Institutional Pharmacy	$480.2	97.0%	$(26.8)	(5.6)%	$453.4	96.8%
Hospital Management	14.9	3.0	(0.1)	(0.7)	14.8	3.2

Total net revenues	495.1	100.0	(26.9)	(5.4)	468.2	100.0

Cost of goods sold
Institutional Pharmacy	410.5	82.9	(26.8)	(6.5)	383.7	81.9
Hospital Management	12.1	2.5	(0.1)	(0.8)	12.0	2.6

Total cost of goods sold	422.6	85.4	(26.9)	(6.4)	395.7	84.5

Gross profit
Institutional Pharmacy	69.7	14.1	—	—	69.7	14.9
Hospital Management	2.8	0.5	—	—	2.8	0.6

Total gross profit	$72.5	14.6%	$—	—%	$72.5	15.5%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,212		(293)	(2.9)%	9,919
Revenue per prescription dispensed	$47.02		$(1.31)	(2.8)%	$45.71
Gross profit per prescription dispensed	$6.83		$0.20	3.0%	$7.03

Customer licensed beds under contract
Beginning of period	337,043		(14,667)	(4.4)%	322,376
Additions	5,157		1,605	31.1	6,762
Losses	(7,974)		(419)	5.3	(8,393)

End of period	334,226		(13,481)	(4.0)%	320,745

Hospital Management
Volume information
Hospital management contracts serviced	88		(4.0)	(4.5)%	84

Revenues

The decrease in institutional pharmacy revenues of $26.8 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was the result of a rate variance of approximately $13.0 million or $1.31 decline per prescription dispensed and an unfavorable volume variance of approximately $13.8 million or 293,000 less prescriptions dispensed. The rate variance was comprised of an increase of approximately $29.7 million due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $42.7 million due to the anticipated increase in the generic drug dispensing rate mix during the period and other concessions. The three months ended March 31, 2009, had one less business and calendar day of activity compared to the three months ended March 31, 2008, resulting in less revenue for the current period of approximately $5.0 million or 110,211 prescriptions dispensed. The volume variance of approximately $13.8 million was due to the decline in net customer licensed beds under contract and the one less calendar day. Revenues per prescription dispensed declined $1.31 or 2.8% from $47.02 in the first quarter of 2008 to $45.71 in the first quarter of 2009. For the three months ended March 31, 2009, the Corporation’s generic drug dispensing rate was approximately 73.5% compared to 69.0% for the three months ended March 31, 2008.

The $0.1 million decrease in hospital management revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, resulted from a decrease in the number of hospitals serviced during the period offset by contractually provided management fee increases and increases in direct cost pass-through.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $26.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. As a result of the brand to generic dispensing rate in the period, drug spend as a percentage of revenues improved approximately 54 bps during the comparable periods. As a result of the pharmacy consolidations, other costs included within cost of goods sold as a percent of revenues improved a combined 46 bps. In addition, the three months ended March 31, 2009, had one less business and calendar day of activity compared to the three months ended March 31, 2008, resulting in less cost of goods sold for the current period of approximately $4.2 million.

The $0.1 million decrease in hospital management cost of goods sold for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was the direct result of a decrease in the number of hospitals serviced during the period.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Quarter Ended March 31,
	2008		Increase (Decrease)		2009
	Amount	% of Revenue			Amount	% of Revenue
Gross Profit and Operating Expenses:
Institutional Pharmacy	$69.7	14.1%	$—	—%	$69.7	14.9%
Hospital Management	2.8	0.5	—	—	2.8	0.6

Total Gross Margin	72.5	14.6	—	—	72.5	15.5
Selling, general and administrative expenses	57.3	11.7	(5.3)	(9.2)	52.0	11.1
Amortization expense	1.6	0.3	0.2	12.5	1.8	0.4
Integration, merger and acquisition related costs and other charges	4.1	0.8	(2.1)	(51.2)	2.0	0.4
Interest expense, net	3.7	0.7	(0.5)	(13.5)	3.2	0.7

Income before provision for income taxes	5.8	1.1	7.7	132.8	13.5	2.9
Provision for income taxes	2.5	0.5	2.8	112.0	5.3	1.1

Net income	$3.3	0.6%	$4.9	148.5%	$8.2	1.8%

Institutional pharmacy gross profit for the three months ended March 31, 2009, was $69.7 million, or $7.03 per prescription dispensed, compared to $69.7 million, or $6.83 per prescription dispensed for the three months ended March 31, 2008. Institutional gross profit margin for the three months ended March 31, 2009 was 15.4% compared to 14.5% for the three months ended March 31, 2008. The increase in institutional gross profit margin as a percent of institutional pharmacy revenues is due primarily to improved margins as a result of the shift from brand to generic drugs and synergies from the consolidation of pharmacy locations, all described above. In addition, the three months ended March 31, 2009, had one less business day of activity compared to the three months ended March 31, 2008, which contributed to the lower gross profit for the current period of $0.8 million.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Quarter Ended March 31,
	2008		Increase (Decrease)		2009
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$30.0	6.1%	$(3.0)	(10.0)%	$27.0	5.8%
Contracted services	2.4	0.5	0.7	29.2	3.1	0.7
Provision for doubtful accounts	5.2	1.1	1.9	36.5	7.1	1.5
Supplies	1.7	0.3	0.1	5.9	1.8	0.4
Travel expenses	1.4	0.3	(0.3)	(21.4)	1.1	0.2
Professional fees	2.7	0.5	(0.1)	(3.7)	2.6	0.6
Stock-based compensation	1.0	0.2	(0.4)	(40.0)	0.6	0.1
Depreciation	2.8	0.6	(0.3)	(10.7)	2.5	0.5
Rent	2.7	0.5	(1.3)	(48.1)	1.4	0.3
Maintenance	0.8	0.2	(0.1)	(12.5)	0.7	0.1
Other costs	6.6	1.4	(2.5)	(37.9)	4.1	0.9

Total selling, general and administrative expenses	$57.3	11.7%	$(5.3)	(9.2)%	$52.0	11.1%

Total labor costs decreased $3.0 million for the three months ended March 31, 2009, over the comparable period in the prior year, as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. The provision for doubtful accounts increased $1.9 million primarily as a result of the current economic conditions. The costs of depreciation, rent, maintenance, and other costs within selling, general and administrative expenses declined a combined $4.2 million due primarily to synergies resulting from the pharmacy consolidations.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Quarter Ended March 31,
	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.9	0.2%	$0.4	0.1%
Equipment and software	4.9	1.0	4.3	0.9
Leased equipment	0.1	—	—	—

Total depreciation expense	$5.9	1.2%	$4.7	1.0%

Depreciation expense recorded in cost of goods sold	3.1	0.6	2.2	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.8	0.6	2.5	0.5

Total depreciation expense	$5.9	1.2%	$4.7	1.0%

Total capital expenditures	$8.2	1.7%	$5.3	1.1%

Depreciation expense decreased for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to certain assets acquired with the Pharmacy Transaction becoming full depreciated in the first six months of 2008 and the disposal of equipment as a result of pharmacy consolidations during the year.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Quarter Ended March 31,
	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.2	—	0.1	—
Customer relationships	1.1	0.2	1.3	0.3

Total amortization expense	$1.6	0.3%	$1.8	0.4%

Amortization expense increased $0.2 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to the amortization of a noncontractual customer relationship asset acquired in the fourth quarter of 2008.

During the fourth quarter of 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. These asset groups were assessed for recoverability under SFAS No. 144 and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Integration, Merger, and Acquisition Related Costs and Other Charges

Integration, merger, and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Quarter Ended March 31,
	2008	2009
Integration costs and other charges:
Professional and advisory fees	$0.2	$—
General and administrative	1.1	0.2
Employee costs	1.6	0.8
Severance costs	0.3	0.4
Facility costs	0.9	0.6

	4.1	2.0

Acquisition costs:
Professional and advisory fees	—	—
Other costs	—	—

	—	—

Total integration, merger and acquisition related costs and other charges	$4.1	$2.0

Negative effect on diluted earnings per share	$(0.08)	$(0.04)

Integration, merger, and acquisition related costs and other charges decreased $2.1 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease is due to the completion of the planned pharmacy consolidations during 2008. For the three months ended March 31, 2009, there was one pharmacy consolidated. As of March 31, 2009, all planned pharmacy consolidations were complete. The costs incurred for the three months ended March 31, 2009, were primarily related to the planned integration of our pharmacy system platforms.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Quarter Ended March 31,
	2008	2009
	Amount	Amount
Interest Expense:
Term A—$240 million	$3.9	$3.2
Revolver (including commitment fees and letters of credit fees)	—	—

Subtotal	3.9	3.2
Other:
Interest income	(0.3)	(0.1)
Amortization of deferred financing fees	0.1	0.1

Total Interest Expense	$3.7	$3.2

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	4.96%	1.18%
LIBOR—1 month, at beginning of period	4.57%	0.44%
LIBOR—1 month, at end of period	2.70%	0.50%
LIBOR—3 months, at beginning of period	4.68%	1.43%
LIBOR—3 months, at end of period	2.69%	1.19%

The overall decrease in interest expense was the result of a lower LIBO rate for the period. The margin over the LIBO rate was 0.75% during the three months ended March 31, 2009. Total long-term debt outstanding, including capital lease obligations, as of March 31, 2008 and 2009, was $240.0 million and $241.7 million, respectively.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Quarter Ended March 31,
	2008	2009
Tax provision	$2.5	$5.3

Total provision as a percentage of income	43.5%	39.0%

The quarter-over-quarter change in the effective tax rate is due primarily to a favorable ruling obtained from the Internal Revenue Service in the fourth quarter of 2008 on a specific permanent item.

Liquidity and Capital Resources

The primary source of liquidity for the Corporation is cash flows from operations and the available borrowings under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

The Corporation continues to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that resulted from the Pharmacy Transaction. Notwithstanding other anticipated savings, we will experience some increased costs associated with the continuation of information systems integration and enhancements. As of March 31, 2009, all pharmacy consolidations were complete.

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (dollars in millions):

	Quarter Ended March 31,
	2008	2009
Net cash provided by operating activities	$11.2	$13.9
Net cash used in investing activities	(8.1)	(3.2)
Net cash (used in) provided by financing activities	(9.9)	0.1

Net change in cash and cash equivalents	(6.8)	10.8
Cash and cash equivalents at beginning of period	32.0	41.3

Cash and cash equivalents at end of period	$25.2	$52.1

Operating Activities—Cash flows provided by operations aggregated $13.9 million for the three months ended March 31, 2009, compared to $11.2 million for the three months ended March 31, 2008. Operating cash flows for the three months ended March 31, 2009 were positively impacted by an improvement in the results of operations following the fiscal 2008 pharmacy consolidations, offset by cash flows as a result of the timing of payments with the period ended March 31, 2009 compared to March 31, 2008.

Investing Activities—Cash flows used in investing activities aggregated $3.2 million for the three months ended March 31, 2009, compared to $8.1 million for the three months ended March 31, 2008. The decrease of cash used in investing activities is due to a purchase of systems equipment for the three months ended March 31, 2008 to support the technology infrastructure of the Corporation.

Financing Activities—Cash flows provided by financing activities aggregated $0.1 million for the three months ended March 31, 2009, compared to cash used in financing activities of $9.9 million for the three months ended March 31, 2008. The cash used in financing activities for the three months ended March 31, 2008 was due to the Corporation’s decision to make a $10.0 million early payment on long term debt. Management did not make an early payment on long term debt for the three months ended March 31, 2009.

Cash and cash equivalents totaled $52.1 million at March 31, 2009 compared to $25.2 million at March 31, 2008.

Credit Agreement

On the Closing Date, the Corporation entered into a Credit Agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent. The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date to refinance the loans made to KPS and PharMerica LTC to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction, and for working capital and other general corporate purposes. Indebtedness under the Credit Agreement matures on July 31, 2012. There is no scheduled amortization under the term loan facility, but the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses, and the incurrence by the Corporation of certain indebtedness.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of March 31, 2009, borrowings under the Credit Agreement bore interest at a blended rate of 1.8%, including the applicable margin of 0.75%, per annum based upon the one month and three month adjusted LIBO Rate (without giving effect to the interest rate swap transaction discussed below), and the Corporation had approximately $147.3 million available under the revolving credit facility. We have been informed by one of the lenders that it will not fund any of its commitments under the revolving credit facility in the amount of $8.3 million, thus decreasing the availability under the revolving credit facility to $139.0 million.

The obligations of the Corporation under and related to the Credit Agreement are secured by substantially all of its assets. Those obligations are guaranteed by many of the Corporation’s wholly owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of our direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries. The Credit Agreement also contains financial and non-financial affirmative and negative covenants, representations, warranties, affirmative covenants, and events of default that are customary to facilities of this nature.

The Corporation had a total of $240.0 million outstanding of Term Debt as of March 31, 2009, under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of March 31, 2009. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of December 31, 2008 and March 31, 2009, was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of December 31, 2008 and March 31, 2009. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings. We have been informed by one of the lenders that it will not fund any of its commitments under the revolving credit facility up to the amount of $8.3 million, thus decreasing the availability under the revolving credit facility to $139.0 million. The Corporation is actively pursuing a replacement lender to fulfill the commitment.

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.25:1.00 during the period January 1, 2009 through December 31, 2009 and 2.50:1.00 thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 3.50:1.00 during the period January 1, 2009 through December 31, 2009 and 3.00:1.00 thereafter (the leverage ratio is not tested when it is less than 2.00:1.00 or both S&P and Moody’s have in effect corporate credit ratings for the Corporation that are investment grade). The Credit Agreement provides for the Corporation to use an adjusted EBITDA number in conjunction with the calculation of the leverage ratio. This adjusted EBITDA used in connection with the leverage ratio calculation pursuant to the Credit Agreement is not the same calculation the Corporation uses to determine the Adjusted EBITDA. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.00% of revenues.

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.75 to 1.00	< = 3.00%
December 31, 2007	2.57	2.99	1.40%
March 31, 2008	2.76	2.62	**
June 30, 2008	3.00	2.38	**
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00%
September 30, 2008	3.30	2.15	**
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
March 31, 2009	3.89	2.00	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and has a maturity date of July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement requires the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount at an annual fixed rate of 5.123% plus applicable margin (0.75%). JPMorgan will be obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate plus applicable margin (0.75%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap was $200.0 million as of March 31, 2009.

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of March 31, 2009, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI will include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems. The Corporation incurred approximately $4.4 million and $2.9 million to Kindred under the terms of the IT Services Agreement for three months ended March 31, 2008 and 2009, respectively.

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

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for 2008 and the three months ended March 31, 2009 (in millions, except where indicated):

	2008 Quarters				2009 Quarter
	First	Second	Third	Fourth	First
Net revenues:
Institutional pharmacy revenues	$480.2	$471.3	$471.6	$465.7	$453.4
Hospital management revenues	14.9	15.0	14.6	14.0	14.8

Total revenues	495.1	486.3	486.2	479.7	468.2

Cost of goods sold:
Institutional pharmacy	410.5	403.4	404.1	397.3	383.7
Hospital management	12.1	12.1	11.8	11.4	12.0

Total cost of goods sold	422.6	415.5	415.9	408.7	395.7

Gross profit:
Institutional pharmacy	69.7	67.9	67.5	68.4	69.7
Hospital management	2.8	2.9	2.8	2.6	2.8

Total gross profit	72.5	70.8	70.3	71.0	72.5
Selling, general and administrative	57.3	54.0	50.5	52.3	52.0
Amortization expense	1.6	1.6	1.6	1.7	1.8
Impairment of intangible assets	—	—	—	14.8	—
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0

Operating income (loss)	9.5	8.6	11.1	(6.7)	16.7
Interest expense, net	3.7	3.5	3.4	3.6	3.2

Income (loss) before income taxes	5.8	5.1	7.7	(10.3)	13.5
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3

Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2

Earnings (loss) per common share (1):
Basic	$0.11	$0.10	$0.14	$(0.18)	$0.27
Diluted	$0.11	$0.10	$0.14	$(0.18)	$0.27

Shares used in computing earnings (loss) per common share:
Basic	30.1	30.1	30.1	30.1	30.2
Diluted	30.1	30.2	30.4	30.1	30.3

Balance sheet data:
Cash and cash equivalents	$25.2	$34.9	$42.6	$41.3	$52.1
Working capital	$263.5	$277.1	$281.1	$272.3	$307.4
Goodwill	$109.9	$109.9	$110.7	$113.7	$113.7
Intangible assets, net	$75.9	$74.3	$72.7	$73.4	$71.6
Total assets	$675.4	$673.2	$684.1	$679.2	$677.6
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$311.2	$317.4	$324.3	$319.8	$330.0

Supplemental information:
Adjusted EBITDA(2)	$21.1	$22.4	$25.1	$23.9	$25.2
Adjusted EBITDA Margin (2)	4.3%	4.6%	5.2%	5.0%	5.4%
Net cash provided by operating activities	$11.2	$13.0	$17.5	$24.0	$13.9
Net cash used by investing activities	$(8.1)	$(3.5)	$(10.3)	$(25.5)	$(3.2)
Net cash provided by (used in) financing activities	$(9.9)	$0.2	$0.5	$0.2	$0.1

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	10,212	10,067	10,044	9,996	9,919
Revenue per prescription dispensed	$47.02	$46.82	$46.95	$46.59	$45.71
Gross profit per prescription dispensed	$6.83	$6.74	$6.72	$6.84	$7.03
Generic drug dispensing rate	69.0%	69.9%	71.3%	72.5%	73.5%

Customer licensed beds under contract
Beginning of period	337,043	334,226	331,299	325,613	322,376
Additions	5,157	6,335	4,901	5,005	6,762
Losses	(7,974)	(9,262)	(10,587)	(8,242)	(8,393)

End of period	334,226	331,299	325,613	322,376	320,745

Hospital management contracts serviced	88	86	85	84	84

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in whole dollars.

(2)	See “Use of Non GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation of Adjusted EBITDA to net income.

Use of Non-GAAP Measures For Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage and fixed charges ratios and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation used in this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income (loss), net operating cash flows and diluted earnings (loss) per common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2008 Quarters				2009 Quarter
	First	Second	Third	Fourth	First
Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2
Add:
Interest expense, net	3.7	3.5	3.4	3.6	3.2
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3
Impairment of intagible assets	—	—	—	14.8	—
Depreciation and amortization expense	7.5	7.2	6.9	6.9	6.5

Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2

Adjusted EBITDA Margin	4.3%	4.6%	5.2%	5.0%	5.4%

Use of Non-GAAP Measures For Measuring Quarterly Results (Continued)

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2008 Quarters				2009 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2
Interest expense, net	(3.7)	(3.5)	(3.4)	(3.6)	(3.2)
(Provision) benefit for income taxes	(2.5)	(2.2)	(3.4)	4.8	(5.3)
Integration, merger and acquisition related costs and other charges	(3.6)	(6.2)	(6.5)	(5.9)	(1.8)
Provision for bad debt	5.2	5.5	7.2	6.8	7.1
Stock-based compensation	1.0	1.1	1.4	1.4	0.6
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.1
Deferred income taxes	2.5	1.6	2.8	(4.1)	4.8
(Gain) loss on sales of equipment	—	0.6	0.2	(0.6)	0.1
Other	(0.3)	0.3	(0.3)	(0.2)	(0.1)
Changes in assets and liabilities	(8.6)	(6.7)	(5.7)	1.4	(13.6)

Net Cash Flows from Operating Activities	$11.2	$13.0	$17.5	$24.0	$13.9

The Corporation calculates and uses diluted earnings per share, exclusive of integration, merger related costs and other charges, impairment on intangible assets, and favorable impact on tax ruling as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Diluted earnings per share, exclusive of integration, merger related costs and other charges, impairment on intangible assets, and favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under GAAP. The integration, merger and acquisition related costs and other charges, impairment on intangible assets, and favorable impact on tax ruling excluded from the diluted earnings per share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2008					2009
	First	Second	Third	Fourth	Year	First
Diluted earnings (loss) per share	$0.11	$0.10	$0.14	$(0.18)	$0.17	$0.27
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	—	—	—	0.30	0.30	—
Integration, merger and acquisition related costs and other charges	0.08	0.12	0.13	0.20	0.53	0.04
Impact of tax rate differential (fourth quarter 2008)	—	—	—	(0.06)	—	—

Adjusted diluted earnings per common share after impact of above items	$0.19	$0.22	$0.27	$0.26	$1.00	$0.31

Following Represents the First Quarter 2009 Compared to the Fourth Quarter 2008

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except where indicated):

	Quarter Ended
	December 31, 2008		Increase (Decrease)		March 31, 2009
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$465.7	97.1%	$(12.3)	(2.6)%	$453.4	96.8%
Hospital Management	14.0	2.9	0.8	5.7	14.8	3.2

Total net revenues	479.7	100.0	(11.5)	(2.4)	468.2	100.0

Cost of goods sold:
Institutional Pharmacy	397.3	82.8	(13.6)	(3.4)	383.7	81.9
Hospital Management	11.4	2.4	0.6	5.3	12.0	2.6

Total cost of goods sold	408.7	85.2	(13.0)	(3.2)	395.7	84.5

Gross profit:
Institutional Pharmacy	68.4	14.3	1.3	1.9	69.7	14.9
Hospital Management	2.6	0.5	0.2	7.7	2.8	0.6

Total gross profit	$71.0	14.8%	$1.5	2.1%	$72.5	15.5%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,996		(77)	(0.8)%	9,919
Revenue per prescription dispensed	$46.59		$(0.88)	(1.9)%	$45.71
Gross Profit per prescription dispensed	$6.84		$0.19	2.8%	$7.03
Customer licensed beds under contract
Beginning of period	325,613		(3,237)	(1.0)%	322,376
Additions	5,005		1,757	35.1	6,762
Losses	(8,242)		(151)	1.8	(8,393)

End of period	322,376		(1,631)	(0.5)%	320,745

Hospital Management
Volume information
Hospital management contracts serviced	84		—	—%	84

Revenues

The decrease in institutional pharmacy revenues of $12.3 million for the three months ended March 31, 2009, compared to the three months ended December 31, 2008, was the result of a rate variance of approximately $8.7 million, or $0.88 decline per prescription dispensed and an unfavorable volume variance of approximately $3.6 million or 77,000 less prescriptions dispensed. The rate variance was comprised of an increase of approximately $1.4 million due to the inflation on brand and generic drugs, offset by a decline in revenues of approximately $10.1 million due to the anticipated increase in the generic drug dispensing rate during the period and other concessions. The volume variance of $3.6 million was to the three months ended March 31, 2009, having one less business day and two less calendar days of activity compared to the three months ended December 31, 2008, resulting in less revenues for the current period of approximately $10.0 million, or 220,422 prescriptions dispensed. The revenue per prescription dispensed declined $0.88, or 1.9%, from $46.59 to $45.71. For the three months ended March 31, 2009, the Corporation’s generic drug dispensing rate was 73.5%, compared to 72.5% for the three months ended December 31, 2008.

The $0.8 million increase in hospital management revenues for the three months ended March 31, 2009, compared to the three months ended December 31, 2008, resulted from contractually provided management fee increases and increases in direct cost pass-through.

Cost of Goods Sold

Institutional pharmacy cost and goods sold decreased $13.6 million for the three months ended March 31, 2009 compared to the three months ended December 31, 2008, due primarily to the mix and volume of drugs dispensed in the period and reduced cost as a result of efficiencies realized from the pharmacy consolidations partially offset by increased costs associated with employee benefits and employer payroll taxes due to their reset in the first quarter of each fiscal year. As a result of the brand to generic dispensing rate in the period, drug costs as a percentage of revenues improved approximately 18 bps during the comparable periods. Salaries, wages and benefits included in cost of goods sold increased 31 bps during the period. Other costs such as rent, utilities, depreciation, and other charges improved 83 bps. In addition, the three months ended March 31, 2009, had one less business day and two less calendar days of activity compared to the three months ended December 31, 2008, resulting in less cost of goods sold for the current period of approximately $8.5 million.

The $0.6 million increase in hospital management cost of goods sold for the three months ended March 31, 2009, compared to the three months ended December 31, 2008, was the direct result of increases in direct cost pass-through.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	December 31, 2008		Increase (Decrease)		March 31, 2009
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Institutional Pharmacy	$68.4	14.3%	$1.3	1.9%	$69.7	14.9%
Hospital Management	2.6	0.5	0.2	7.7	2.8	0.6

Total gross profit	71.0	14.8	1.5	2.1	72.5	15.5
Selling, general and administrative expenses	52.3	10.9	(0.3)	(0.6)	52.0	11.1
Amortization expense	1.7	0.4	0.1	5.9	1.8	0.4
Impairment of intangible assets	14.8	3.0	(14.8)	(100.0)	—	—
Integration, merger and acquisition related costs and other charges	8.9	1.9	(6.9)	(77.5)	2.0	0.4
Interest expense, net	3.6	0.7	(0.4)	(11.1)	3.2	0.7

Income before provision for income taxes	(10.3)	(2.1)	23.8	(231.1)	13.5	2.9
Provision (benefit) for income taxes	(4.8)	(1.0)	10.1	(210.4)	5.3	1.1

Net income	$(5.5)	(1.1)%	$13.7	(249.1)%	$8.2	1.8%

Institutional pharmacy gross profit for the three months ended March 31, 2009, was $69.7 million, or $7.03 per prescription dispensed, compared to $68.4 million, or $6.84 per prescription dispensed, for the three months ended December 31, 2008. Institutional gross profit margin for the three months ended March 31, 2009, was 15.4%, compared to 14.7% for the three months ended December 31, 2008. In addition, the three months ended March 31, 2009, had one less business day and two less calendar days of activity compared to the three months ended December 31, 2008, resulting in less gross profit for the current period of approximately $1.5 million. The increase in institutional gross profit margin as a percent of institutional pharmacy revenues is due primarily to improved gross margins as a percent of revenues as a result of the shift from brand to generic drugs and synergies realized from pharmacy consolidations.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Quarter Ended
	December 31, 2008		Increase (Decrease)		March 31, 2009
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$26.1	5.4%	$0.9	3.4%	$27.0	5.8%
Contracted services	4.1	0.9	(1.0)	(24.4)	3.1	0.7
Provision for doubtful accounts	6.8	1.4	0.3	4.4	7.1	1.5
Supplies	2.0	0.4	(0.2)	(10.0)	1.8	0.4
Travel expenses	1.4	0.3	(0.3)	(21.4)	1.1	0.2
Professional fees	2.6	0.5	—	—	2.6	0.6
Stock-based compensation	1.4	0.3	(0.8)	(57.1)	0.6	0.1
Depreciation	2.6	0.5	(0.1)	(3.8)	2.5	0.5
Rent	1.4	0.3	—	—	1.4	0.3
Maintanence	0.7	0.2	—	—	0.7	0.1
Other costs	3.2	0.7	0.9	28.1	4.1	0.9

Total selling, general and administrative expenses	$52.3	10.9%	$(0.3)	(0.6)%	$52.0	11.1%

Selling, general and administrative expenses decreased $0.3 million for the three months ended March 31, 2009, compared to the three months ended December 31, 2008. The reduction in the different categories of selling, general and administrative expenses is primarily the result of synergies due to the pharmacy consolidations as well as a continued focus on controlling overhead costs. Contracted services decreased $1.0 million due to a lower amount of services billed under the terms of the IT Services Agreement. Stock-based compensation was $0.6 million for the three months ended March 31, 2009, compared to $1.4 million for the three months ended December 31, 2008. The reduction in stock-based compensation is due to the Corporation recognizing an additional expense as a result of vesting related to stock options and nonvested shares in accordance with the plan provisions in the three months ended December 31, 2008.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	December 31, 2008		March 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.7	0.9	4.3	0.9
Leased equipment	—	—	—	—

Total depreciation expense	$5.2	1.0%	$4.7	1.0%

Depreciation expense recorded in cost of goods sold	$2.6	0.5%	$2.2	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.6	0.5	2.5	0.5

Total depreciation expense	$5.2	1.0%	$4.7	1.0%

Total capital expenditures	$4.3	0.9%	$5.3	1.1%

Depreciation expense decreased for the three months ended March 31, 2009, compared to the three months ended December 31, 2008, due to the disposal of equipment as a result of pharmacy consolidations during fiscal year 2008.

Amortization expense represents the following costs for the periods (in millions):

	Quarter Ended
	December 31, 2008		March 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.1	NM	0.1	NM
Customer relationships	1.3	0.3	1.3	0.3

Total amortization expense	$1.7	0.4%	$1.8	0.4%

Impairment of intangible assets

During the fourth quarter of 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. Using a discounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30.

Integration, Merger, and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger related costs and other charges incurred by the Corporation (in millions, except per share amounts):

	Quarter Ended
	December 31, 2008	March 31, 2009
Integration costs:
Professional and advisory fees	$0.2	$—
General and administrative	0.6	0.2
Employee costs	0.9	0.8
Severance costs	1.6	0.4
Facility costs	5.6	0.6

	8.9	2.0

Acquisition costs:
Professional and advisory fees	—	—
Other costs	—	—

	—	—

Total integration, merger and acquisition related costs and other charges	$8.9	$2.0

Negative effect on diluted earnings per share	$(0.20)	$(0.04)

Integration, merger, and acquisition related costs and other charges decreased $6.9 million for the three months ended March 31, 2009, compared to the three months ended December 31, 2008. The decrease is due to the number of pharmacies consolidated in the respective periods. As of March 31, 2009, all planned pharmacy consolidations were complete. The costs incurred for the three months ended March 31, 2009, are primarily related to the one pharmacy consolidation and the planned integration of our pharmacy system platforms.

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	December 31, 2008	March 31, 2009
Interest Expense, net:	Amount	Amount
Term Debt	$3.5	$3.2
Revolving Credit Facility (including commitment fees and letters of credit fees)	—	—

Subtotal	3.5	3.2
Other:
Interest income	—	(0.1)
Amortization of deferred financing fees	0.1	0.1

Total interest expense, net	$3.6	$3.2

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	2.95%	1.18%
LIBOR—1month, at beginning of period	3.93%	0.44%
LIBOR—1month, at end of period	0.44%	0.50%
LIBOR—3 months, at beginning of period	4.05%	1.43%
LIBOR—3 months, at end of period	1.43%	1.19%

The margin over the LIBO rate was 0.75% during the three months ended March 31, 2009.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (in million):

	Quarter Ended
	December 31, 2008	March 31, 2009
Tax provision (benefit)	$(4.8)	$5.3

Total provision (benefit) as a percentage of income	(46.0)%	39.0%

The quarter-over-quarter change in effective tax rate is due primarily to the impact of a benefit recorded in the quarter ended December 31, 2008 following a favorable ruling obtained from the Internal Revenue Service on a specific permanent item.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended December 31, 2008 and March 31, 2009 (in millions):

Statement of Cash Flows

	Quarter Ended
	December 31, 2008	March 31, 2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$(5.5)	$8.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5.2	4.7
Amortization	1.7	1.8
Impairment charge	14.8	—
Integration, merger and acquisition related costs and other charges	3.0	0.2
Stock-based compensation	1.4	0.6
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	(4.1)	4.8
Loss (gain) on disposition of equipment	(0.6)	0.1
Other	(0.2)	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	4.3	0.6
Inventory and other assets	4.2	1.4
Prepaids and other assets	(1.2)	3.1
Accounts payable	(0.8)	(8.0)
Salaries, wages and other compensation	(0.7)	(5.0)
Other accrued liabilities	2.4	1.4

Net cash provided by operating activities	24.0	13.9

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(4.3)	(3.2)
Acquisitions, net of cash acquired	(21.5)	—
Cash proceeds from sale of assets	0.3	—

Net cash used in investing activities	(25.5)	(3.2)

Cash flows provided by financing activities:
Repayments of long-term debt and capital lease obligations	—	(0.1)
Issuance of common stock	0.2	0.1
Tax benefit from stock-based compensation	—	0.1

Net cash provided by financing activities	0.2	0.1

Change in cash and cash equivalents	(1.3)	10.8
Cash and cash equivalents at beginning of period	42.6	41.3

Cash and cash equivalents at end of period	$41.3	$52.1

Supplemental information:
Cash paid for interest	$3.5	$3.3

Cash paid for taxes	$0.1	$0.3

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$(1.4)	$—

Fair value of liabilities assumed or incurred	$(1.4)	$—

Capital lease obligations	$—	$1.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 .

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant (1)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.49	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (3)

10.50	Summary of 2009 Long-Term Incentive Program

10.51	Summary of 2009 Short-Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: April 30, 2009	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: April 30, 2009	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: April 30, 2009	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.50	Summary of 2009 Long-Term Incentive Program

10.51	Summary of 2009 Short-Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002