Form 10-Q
period 2009-06-30
PharMerica CORP
filed 2009-08-03
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 29, 2009
Common stock, $0.01 par value	30,539,153 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Six Months Ended June 30, 2008 and 2009

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$486.3	$460.6	$981.4	$928.8
Cost of goods sold	415.5	391.8	838.1	788.6

Gross profit	70.8	68.8	143.3	140.2
Selling, general and administrative expenses	54.0	47.2	111.3	98.1
Amortization expense	1.6	1.9	3.2	3.7
Integration, merger and acquisition related costs and other charges	6.6	0.6	10.7	2.6

Operating income	8.6	19.1	18.1	35.8
Interest expense, net	3.5	3.3	7.2	6.5

Income before income taxes	5.1	15.8	10.9	29.3
Provision for income taxes	2.2	6.6	4.7	11.9

Net income	$2.9	$9.2	$6.2	$17.4

Earnings per common share:
Basic	$0.10	$0.30	$0.21	$0.58
Diluted	$0.10	$0.30	$0.21	$0.57
Shares used in computing earnings per common share:
Basic	30,074,443	30,231,797	30,069,686	30,221,804
Diluted	30,176,592	30,366,640	30,125,668	30,330,992

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and June 30, 2009

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41.3	$77.7
Accounts receivable, net	219.3	210.2
Inventory	73.4	70.9
Deferred tax assets	24.9	39.5
Prepaids and other assets	16.7	14.0

	375.6	412.3

Equipment and leasehold improvements	97.1	104.8
Accumulated depreciation	(43.1)	(51.6)

	54.0	53.2

Deferred tax assets, net	59.4	29.9
Goodwill	113.7	115.6
Intangible assets, net	73.4	69.9
Other	3.1	3.3

	$679.2	$684.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.4	$46.6
Salaries, wages and other compensation	36.3	32.9
Other accrued liabilities	12.6	8.6

	103.3	88.1

Long-term debt	240.0	240.0
Other long-term liabilities	16.1	14.2
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2008 and June 30, 2009	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,477,558 shares and 30,535,208 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively.	0.3	0.3
Capital in excess of par value	338.7	341.0
Accumulated other comprehensive loss	(2.8)	(0.4)
Retained (deficit) earnings	(16.4)	1.0

	319.8	341.9

	$679.2	$684.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Six Months Ended June 30, 2008 and 2009

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cash flows provided by (used in) operating activities:
Net income	$2.9	$9.2	$6.2	$17.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.6	4.2	11.5	8.9
Amortization	1.6	1.9	3.2	3.7
Integration, merger and acquisition related costs and other charges	0.4	—	0.9	0.2
Stock-based compensation	1.1	1.3	2.1	1.9
Amortization of deferred financing fees	0.1	0.1	0.2	0.2
Deferred income taxes	1.6	6.8	4.1	11.6
Loss on disposition of equipment	0.6	—	0.6	0.1
Other	0.3	—	—	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	0.5	8.1	(3.9)	8.7
Inventory and other assets	4.0	1.1	1.6	2.5
Prepaids and other assets	(0.5)	0.2	4.4	3.3
Accounts payable	(7.4)	0.2	(6.2)	(7.8)
Salaries, wages and other compensation	(0.1)	(1.0)	(2.5)	(6.0)
Other accrued liabilities	2.3	(3.3)	2.0	(1.9)

Net cash provided by operating activities	13.0	28.8	24.2	42.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.6)	(3.3)	(11.8)	(6.5)
Cash proceeds from sale of assets	0.1	0.1	0.2	0.1

Net cash used in investing activities	(3.5)	(3.2)	(11.6)	(6.4)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and capital lease obligations	—	(0.2)	(10.0)	(0.3)
Issuance of common stock	0.2	0.2	0.2	0.3
Cash contributions received from minority shareholders	—	—	0.1	—
Tax benefit from stock-based compensation	—	—	—	0.1

Net cash provided by (used in) financing activities	0.2	—	(9.7)	0.1

Change in cash and cash equivalents	9.7	25.6	2.9	36.4
Cash and cash equivalents at beginning of period	25.2	52.1	32.0	41.3

Cash and cash equivalents at end of period	$34.9	$77.7	$34.9	$77.7

Supplemental information:
Cash paid for interest	$3.5	$3.2	$7.5	$6.5

Cash paid for taxes	$0.6	$1.1	$0.9	$1.4

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$—	$—	$(1.4)	$—

Fair value of liabilities assumed or incurred	$—	$—	$(1.4)	$—

Capital lease obligations	$—	$—	$—	$1.8

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period Ended June 30, 2009

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss) (AOCI)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$319.8
Comprehensive income:
Net income	—	—	—	—	17.4	17.4
Change in fair value of interest rate swap, net	—	—	—	2.4	—	2.4

Total comprehensive income	—	—	—	2.4	17.4	19.8

Grant and forfeiture of non-vested restricted stock	31,865	—	—	—	—	—
Exercise of stock options	25,785	—	0.3	—	—	0.3
Stock-based compensation - restricted stock	—	—	1.0	—	—	1.0
Stock-based compensation - stock options	—	—	0.9	—	—	0.9
Income tax benefit in connection with the issuance of common stock under stock-based compensation plans	—	—	0.1	—	—	0.1

Balance at June 30, 2009	30,535,208	$0.3	$341.0	$(0.4)	$1.0	$341.9

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 95 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

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

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental or regulatory inquiries; other contingent liabilities; changes in economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments, including the swap agreement; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. As of June 30, 2009, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

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

The Corporation from time to time uses derivative instruments to protect against the risk of interest rate movements on future cash flows under the Corporation’s credit agreement. In accordance with SFAS 133, derivative instruments are reported at fair value on the accompanying condensed consolidated balance sheets. For interest rate exposures, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Corporation currently has an interest rate swap to manage interest rate risk. The Corporation prohibits the use of derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income (loss) exclusive of ineffective amounts which are reported in interest expense. The fair value of the Corporation’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty, JPMorgan Chase Bank, N.A. (“JPMorgan”). The interest rate swap is further described in Note 5.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities disclosed at fair value at June 30, 2009, are set forth in the table below (in millions):

	Assets/ (Liabilities)	Level 1	Level 2	Level 3	Valuation Technique
Derivative financial instrument	$(0.7)	$—	$(0.7)	$—	C
Deferred compensation plan	$(2.4)	$—	$(2.4)	$—	A

The Corporation’s Level 2 liabilities represent a derivative financial instrument (interest rate swap) and an unfunded obligation associated with a deferred compensation plan offered to eligible employees and Board members of the Corporation. The interest rate swap is recorded at the amount at which it could be settled, based upon estimates obtained from the counterparty and internal analysis performed by the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. In accordance with FSP FAS 157-2, the Corporation will utilize the fair value framework as described in SFAS 157 when performing the annual goodwill impairment test and the valuation of assets acquired or liabilities assumed from any future business combinations. In addition, to the extent any triggering events occur related to intangible or other long-lived asset groups, the SFAS 157 fair value framework will be applied for the purpose of determining the amount of an impairment loss, if applicable.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory, accounts payable and debt approximate fair value because of the nature or short-term maturity of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDPs”) under Medicare Part D, institutional healthcare providers, the respective state Medicaid programs, third party insurance companies, and private payers. The Corporation’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Corporation establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected.

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. In evaluating the collectibility of accounts receivable, the Corporation considers a number of factors, which include, but are not limited to, the impact of changes in the regulatory and payer environment, historical trends, the financial viability of the payer, contractual reimbursement terms and other factors that may impact ultimate reimbursement. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2008	June 30, 2009
Institutional healthcare providers	$148.0	$145.6
Medicare Part D	59.5	54.9
Private payor and other	35.9	38.8
Insured	10.4	10.5
Medicaid	9.4	9.9
Medicare	2.6	0.9
Allowance for doubtful accounts	(46.5)	(50.4)

	$219.3	$210.2

0 to 60 days	64.1%	64.3%
61 to 120 days	18.1%	17.0%
Over 120 days	17.8%	18.7%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2008	$43.4	$0.3	$24.7	$(21.9)	$46.5
Six Months Ended June 30, 2009	$46.5	$3.5	$10.7	$(10.3)	$50.4

The allowance for doubtful accounts for the second quarter of 2009 increased partially as a result of the transfer of reserves on contractuals from accounts receivable into the allowance for doubtful accounts. The reclassification did not impact the provision for bad debt for the current period.

Concentration of Credit Risk

For the three months and six months ended June 30, 2009, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees over the life of the respective debt instrument using the straight-line method.

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished product (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Physical inventories are performed on a quarterly basis at all pharmacy sites. Cost of goods sold is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the quarterly physical inventories.

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

Expenditures for maintenance, repairs, and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended June 30, 2008 and 2009, maintenance and repairs were approximately $1.8 million and $1.7 million, respectively. For the six months ended June 30, 2008 and 2009, maintenance and repairs were approximately $3.8 million and $3.3 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements or intangibles for the three months and six months ended June 30, 2008 and 2009.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended June 30, 2008 and 2009, the Corporation capitalized software development costs of $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2008 and 2009 the Corporation capitalized software development costs of $1.1 million and $1.2 million, respectively. As of December 31, 2008 and June 30, 2009, net capitalized internal software costs and purchased software costs totaled $7.5 million and $6.6 million, respectively.

Goodwill and Other Intangibles

The Corporation accounts for its acquisitions in accordance with SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment each of which are reviewed separately for impairment. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation performed its annual impairment tests for goodwill as of December 31, 2008 and did not incur an impairment charge.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. These asset groups were assessed for recoverability and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using an undiscounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based upon historical claims data and inputs from third-party administrators. As of December 31, 2008 and June 30, 2009, the Corporation had approximately $2.6 million and $2.5, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended June 30, 2008 and 2009, rebates were $13.9 million and $11.6 million, respectively, and for the six months ended June 30, 2008 and 2009 rebates were $26.6 million and $22.1 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying condensed consolidated income statements. The Corporation had approximately $2.8 million and $2.3 million of rebates capitalized in inventory as of December 31, 2008 and June 30, 2009, respectively.

Delivery Expenses

The Corporation incurred delivery expenses totaling approximately $15.8 million and $13.7 million for the three months ended June 30, 2008 and 2009, respectively, and $31.4 million and $27.3 million for the six months ended June 30, 2008 and 2009, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Accumulated Comprehensive Income (Loss)

The Corporation entered into an interest rate swap agreement, which the Corporation has designated as a cash flow hedge. The Corporation recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative meets the hedge criteria as defined by SFAS 133, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized into earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized into earnings.

The changes in the fair value of the interest rate swap for the six months ended June 30, 2009, resulted in comprehensive income of $2.4 million, net of income taxes. As of December 31, 2008 and June 30, 2009, the Corporation recorded a deferred tax asset of $2.1 million and $0.3 million, respectively, for the interest rate swap. Accumulated other comprehensive loss at June 30, 2009, was $0.4 million. The interest rate swap is described more fully in Note 5.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Corporation recognizes compensation expense based on the grant date fair value. The following table summarizes stock-based compensation expense of the Corporation for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Nonvested stock and stock option expense	$1.1	$1.3	$2.1	$1.9
Income tax benefit	$0.5	$0.5	$0.9	$0.8
Negative effect on diluted earnings per share	$0.02	$0.03	$0.04	$0.04

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

Impact of Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets
(“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and U.S. GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 will have an effect on the Corporation’s results of operations and financial position to the extent the Corporation has future acquisitions.

The FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS141(R)-1 amends the guidance in SFAS 141 (Revised December 2007), Business Combinations, to: (i) Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation (“FIN”) No. 14, Reasonable Estimation of the Amount of a Loss. The FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations; (ii) Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote; and (iii) Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Corporation adopted this standard effective June 15, 2009 and has evaluated all of the subsequent events through the date of this filing. The Corporation does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, which is the quarter ending September 30, 2009 for the Corporation.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Corporation adopted FSP FAS 107-1 which did not have a significant impact on our condensed consolidated financial statements and related footnotes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income, or cash flows.

NOTE 2—ACQUISITIONS

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: i) the formation of a joint venture; ii) the acquisition of an asset or a group of assets that does not constitute a business; iii) a combination between entities or businesses under common control; iv) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No. 141(R), prospectively, will have a material effect on the Corporation’s results of operations and financial position to the extent the Corporation has acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed, such as accounting, legal and other professional fees. For the three months and six months ended June 30, 2009, management has incurred costs of $0.1 million related to pending acquisitions which have been classified as a component of integration, merger, acquisition related costs and other charges.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

2008 Acquisitions

On November 1, 2008, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy, and medical supplies and services to residents of skilled nursing homes for $21.5 million in cash. The transaction was accounted for as a purchase, in which the purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $17.2 million as a finite lived intangible customer relationship and $2.0 million as goodwill.

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

Other

The total amount of goodwill expected to be deductible for tax purposes from past acquisitions of the Corporation was $101.1 million as of June 30, 2009. Deferred tax assets and liabilities are further described in Note 10.

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

The pro forma effect of the acquisitions assuming the transactions occurred on January 1, 2008, excluding integration, merger and acquisition related costs, and other charges, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$493.1	$994.9
Net income	$7.5	$13.7
Earnings per common share:
Basic	$0.25	$0.46
Diluted	$0.25	$0.46

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2008	June 30, 2009
Leasehold improvements	$8.9	$9.0
Equipment and software	83.2	87.5
Leased equipment	0.7	2.5
Construction in progress	4.3	5.8

	97.1	104.8
Accumulated depreciation	(43.1)	(51.6)

	$54.0	$53.2

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

	Balance at December 31, 2008	Additions	Disposals	Transfers	Balance at June 30, 2009
Equipment and leasehold improvements:
Leasehold improvements	$8.9	$0.4	$(0.3)	$—	$9.0
Equipment and software	83.2	3.8	(0.5)	1.0	87.5
Leased equipment	0.7	1.8	—	—	2.5
Construction in progress	4.3	2.5	—	(1.0)	5.8

SubTotal	97.1	8.5	(0.8)	—	104.8
Accumulated depreciation	(43.1)	(8.9)	0.4	—	(51.6)

Total	$54.0	$(0.4)	$(0.4)	$—	$53.2

Depreciation expense totaled approximately $5.6 million and $4.2 million for the three months ended June 30, 2008 and 2009, respectively. Depreciation expense totaled approximately $11.5 million and $8.9 million for the six months ended June 30, 2008 and 2009, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$17.0
2010	14.0
2011	9.6
2012	6.3
2013	3.3
Thereafter	3.8

Total	$54.0

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the components of the Corporation’s goodwill (dollars in millions):

Balance at December 31, 2008	$113.7
Tax related adjustment associated with Pharmacy Transaction	1.4
Release of escrow deposit from 2008 acquisition	0.5

Balance at June 30, 2009	$115.6

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2008	Balance at June 30, 2009
Customer relationships	$53.1	$53.1
Trade name	27.9	27.9
Non-compete agreement	2.4	2.6

Sub Total	83.4	83.6
Accumulated amortization	(10.0)	(13.7)

Net intangible	$73.4	$69.9

Amortization expense relating to finite lived intangible assets was approximately $1.6 million and $1.9 million for the three months ended June 30, 2008 and 2009, respectively. Amortization expense was approximately $3.2 million and $3.7 million for the six months ended June 30, 2008 and 2009, respectively.

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the current year and next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$8.3
2010	6.0
2011	4.7
2012	4.7
2013	4.7
Thereafter	45.0

$73.4

NOTE 5—CREDIT AGREEMENT

On July 31, 2007, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan, as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility; as of June 30, 2009, $240.0 million was outstanding under the term loan facility and no amounts were outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses, and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

2007 Credit Agreement:	December 31, 2008	June 30, 2009
Term Debt - payable to lenders at LIBOR plus applicable margin (1.9% as of June 30, 2009), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—	—

Total debt	$240.0	$240.0

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Maturities of the Corporation’s long-term debt are as follows for the years indicated (dollars in millions):

Year Ending December 31,
2009	$—
2010	—
2011	—
2012	240.0

Total	$240.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2009, was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of June 30, 2009.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Fixed Charge Coverage Ratio	Leverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00%
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
June 30, 2009	4.08	2.00	**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

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

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and matured on July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement required the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount set at an annual fixed rate of 5.123%, plus applicable margin (1.0%). JPMorgan was obligated to make quarterly floating payments to the Corporation based upon the three-month LIBO rate, plus applicable margin (1.0%) on the same referenced notional amount. The Corporation does not presently intend to replace the expired swap agreement.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap is $200.0 million as of June 30, 2009.

The Corporation assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Corporation completed an assessment of the cash flow hedge instrument at June 30, 2009, and determined the hedge to be highly effective. The interest rate swap agreement exposes the Corporation to credit risk in the event of non-performance by JPMorgan and other participating financial institutions, however, the Corporation does not anticipate non-performance by the parties to the agreement. The Corporation does not hold or issue derivative financial instruments for trading purposes.

The fair value of the interest rate swap agreement is based on estimates of the amount at which it could be settled. The Corporation has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Corporation’s accompanying condensed consolidated balance sheets at its fair value. The fair value of the Corporation’s interest rate swap is recorded as follows:

		Asset Derivative		Liability Derivative
	Balance Sheet Location	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009
Derivative financial instrument (interest rate swap)	Other accrued liabilities	$—	$—	$(4.9)	$(0.7)

The following table presents the impact of derivative instruments and their location within the unaudited condensed consolidated financial statements:

	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Recognized in income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
Derivative financial instrument (interest rate swap)	$(2.0)	$(1.2)	$—	$—

	Amount of (Gain) Loss Recognized in AOCI on Derivative (Effective Portion)		Amount of (Gain) Loss Recognized in income on Derivative (Ineffective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Derivative financial instrument (interest rate swap)	$0.3	$(2.4)	$—	$—

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. As of June 30, 2009, the Corporation had $1.3 million of unamortized deferred financing fees.

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

In June 2008, First DataBank, Inc. reported that it filed amendments with the Court to a previously proposed settlement. On March 30, 2009, the Court gave final approval to First DataBank’s amended and restated settlement agreement. According to the terms of the settlement agreement, First DataBank will: (i) adjust its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) establish a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices. The price adjustment will occur September 26, 2009. Appeals of this settlement by several organizations, including the National Association of Chain Drug Stores, The National Community Pharmacists Association, and the Long-Term Care Pharmacy Alliance, are pending.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Although the Corporation generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. In the ordinary course of business, the Corporation enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, tax matters, as well as customer, third party payer, supplier, and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. The Corporation is in compliance with the Prime Vendor Agreement as of June 30, 2009.

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

Except for certain services which will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $5.0 million and $2.8 million for the three months ended June 30, 2008 and 2009, respectively, under the IT Services Agreement. The Corporation has incurred $9.4 million and $5.7 million for the six months ended June 30, 2008 and 2009, respectively, under the IT Services Agreement. As of June 30, 2009, the Corporation has approximately $1.9 million in accounts payable related to the IT Services Agreement.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

The type of compensation due to each of the executive officers in the event of the termination of their employment period varies depending on the nature of the termination. The employment agreements do not entitle the executive officers to any additional payment or benefits solely upon the occurrence of a change in control but do provide additional payments or benefits or both upon a termination of employment in connection with a change in control. Additionally, the vesting of certain equity based grants made to certain executive officers accelerate upon the occurrence of a change in control.

Leases

The Corporation leases real estate properties, buildings, vehicles, and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded the following lease expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Pharmacy locations and administrative offices lease expense	$4.2	$3.4	$8.6	$7.0
Office equipment lease expense	1.8	0.7	3.4	1.3

Total lease expense	$6.0	$4.1	$12.0	$8.3

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2009	$14.7	$0.5	$15.2
2010	11.9	0.6	12.5
2011	7.9	0.6	8.5
2012	5.6	0.2	5.8
2013	4.5	—	4.5
Thereafter	9.6	—	9.6

Total	$54.2	$1.9	$56.1

Less: interest portion		(0.1)

Long-term obligations under capital lease		$1.8

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payers. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating system is automatically updated with the actual amount to be reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement to be received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipt.

Under the Part D benefit, payment is determined in accordance with the agreements the Corporation has negotiated with the Part D Plans. The remainder of the Corporation’s billings are paid or reimbursed by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A), and other third party payers, including Medicaid and private insurers.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$217.2	44.7%	$209.4	45.5%	$446.1	45.5%	$424.5	45.7%
Institutional healthcare providers	146.4	30.1	138.8	30.1	292.7	29.8	279.8	30.1
Medicaid	44.9	9.2	42.2	9.2	92.4	9.4	85.6	9.2
Private and other	34.0	7.0	31.4	6.8	64.9	6.6	60.3	6.5
Insured	26.2	5.4	22.7	4.9	50.1	5.1	46.0	5.0
Medicare	2.6	0.5	2.0	0.4	5.3	0.5	3.7	0.4
Hospital management fees	15.0	3.1	14.1	3.1	29.9	3.1	28.9	3.1

Total	$486.3	100.0%	$460.6	100.0%	$981.4	100.0%	$928.8	100.0%

Co-payments for the Corporation’s services can be applicable under Medicare Part D, the state Medicaid programs, and certain third party payers and are typically not collected at the time products are delivered or services are provided. Co-payments under the Medicaid programs and third party plans are generally billed to the responsible party as part of the Corporation’s normal billing procedures and are subject to the Corporation’s normal collection procedures.

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible (“dual eligible”) are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility, subsequent to which the PDPs are responsible for reimbursement.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payer. Product returns are processed in the period in which the return is accepted by the Corporation. A reserve has been established for such returns based on historical information.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Integration costs and other charges:
Professional and advisory fees	$0.9	$—	$1.1	$—
General and administrative	1.0	0.1	2.1	0.3
Employee costs	2.4	0.2	4.0	1.0
Severance costs	1.4	0.2	1.7	0.6
Facility costs	0.9	—	1.8	0.6

	6.6	0.5	10.7	2.5

Acquisition costs:
Professional and advisory fees	—	0.1	—	0.1
Other costs	—	—	—	—

	—	0.1	—	0.1

Total integration, merger, and acquisition related costs and other charges	$6.6	$0.6	$10.7	$2.6

Negative effect on diluted earnings per share	$(0.12)	$(0.01)	$(0.20)	$(0.05)

The Corporation incurred integration, merger, and acquisition related costs and other charges through June 30, 2009, related to the consolidation of pharmacies within a similar location and costs to convert data and integrate systems. All pharmacy consolidations were completed as of February 28, 2009. In fiscal year 2009, we began the integration of our pharmacy system platforms. The Corporation currently expects to incur costs related to the integration of its pharmacy system platforms during fiscal years ended December 31, 2009 and 2010.

The Corporation accounts for integration, merger and acquisition related costs and other charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the six months ended June 30, 2009, there was one pharmacy location impacted by consolidation.

The Corporation accounts for acquisition costs in accordance with SFAS 141(R). During the three and six months ended June 30, 2009, there were $0.1 million of costs incurred related to pending acquisitions.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of June 30, 2009, there were no shares of preferred stock outstanding.

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

Amended and Restated 2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan, as amended in fiscal year 2008, (“Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence that the Compensation Committee determines should be excluded in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan. In connection with the Corporation’s 2009 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees under the Omnibus Plan generally vest in full upon the three-year anniversary of the date of grant. The restricted stock grant to members of the board of directors vest in three equal annual installments. The performance share units granted under the Omnibus Plan vest based upon the achievement of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles or Adjusted EBITDA performance, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is measured over a three-year period.

As of June 30, 2009, total shares available for grants of stock based awards pursuant to the Omnibus Plan were 1,543,318 shares.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Stock option compensation expense	$0.6	$0.6	$0.9	$0.9
Nonvested stock compensation expense	0.5	0.7	1.2	1.0

Total Stock Compensation Expense	$1.1	$1.3	$2.1	$1.9

Negative effect on diluted earnings per share	$(0.02)	$(0.03)	$(0.04)	$(0.04)

As of June 30, 2009, there was $12.0 million of total unrecognized compensation cost related to the Corporation’s stock-based compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from fewer than 1.0-2.22 years depending on the type of awards granted.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$5.0
2010	5.2
2011	2.7
2012	0.9
2013	0.1
Thereafter	—

Total	$13.9

The following weighted average assumptions were used to estimate the fair value of options granted during 2008 and the six months ended June 30, 2009, using the Black-Scholes Merton option-pricing model:

	2008	2009
Expected volatility (range)	33.3 - 41.7%	36.36 - 41.07%
Risk free interest rate (range)	1.53 - 2.45%	0.93 - 2.09%
Expected dividends	—	—
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Fair value per share of stock options granted based on the Black-Sholes-Merton model	$4.67	$4.42

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of twelve and fourteen companies in 2008 and 2009, respectively, in the same or similar industries as the Corporation. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation’s and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

Expected Term

The Corporation calculated an expected term using management’s estimate and expectation of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. The Corporation is permitted to estimate the value of awards with graded vesting by treating each vesting tranche as a separate award. Alternatively, the award may be valued as a single award. Management has determined to value each tranche of the awards separately utilizing a “multiple fair value” method.

Stock Option Activity

During the six months ended June 30, 2009, the Compensation Committee granted 538,363 stock options under the Omnibus Plan with grant prices ranging from $14.89 to $18.25. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted for the six months ended June 30, 2008 and 2009 was $4.29 and $4.42 per share, respectively. The fair value of stock options exercised for the six months ended June 30, 2008 and 2009, was less than $0.1 million and $0.2 million, respectively. The total fair value of options vested was $1.2 million and $0.9 million for the six months ended June 30, 2008 and 2009, respectively. Cash received from stock option exercises for the six months ended June 30, 2009, was $0.3 million.

During 2008, the Compensation Committee granted 324,507 stock options under the Omnibus Plan with grant prices ranging from $15.10 to $23.79. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted during 2008 was $4.67 per share.

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(67,878)	13.28
Canceled	(194,363)	14.88

Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Granted	538,363	15.19
Exercised	(25,785)	12.33
Canceled	(26,085)	14.25

Outstanding at June 30, 2009	1,819,142	$15.47	5.6 years	$7.6

Exercisable at June 30, 2009	543,823	$14.83	5.0 years	$2.6

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

During the six months ended June 30, 2009, the Compensation Committee granted 32,534 shares of restricted stock and 152,580 performance share units under the Omnibus Plan. The total fair value of shares vested for the six months ended June 30, 2008 and 2009, was $0.9 million and $0.1 million, respectively. During 2008, the Compensation Committee granted 72,548 shares of restricted stock and 68,275 performance share units under the Omnibus Plan.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 429,909 shares.

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2007	360,904	$15.13

Granted	140,823	16.83
Forfeited	(33,578)	12.84
Vested	(125,558)	16.23

Outstanding at December 31, 2008	342,591	$15.93

Granted	185,114	15.70
Forfeited	(3,848)	13.27
Vested	(16,358)	4.38

Outstanding at June 30, 2009	507,499	$16.25

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan were $1.5 million and $1.3 million for the three months ended June 30, 2008 and 2009, respectively, and $3.1 million and $2.7 million for the six months ended June 30, 2008 and 2009, respectively.

Deferred Compensation Plans

The Corporation maintains a deferred compensation plan for certain management and highly compensated employees. Under the plan, a participant may elect to defer up to 50% of such participant’s annual base salary and up to 100% of such participant’s annual short-term incentive program cash bonus into the plan during each plan year. In addition, the Corporation may, in its sole discretion, make discretionary contributions to a participant’s account.

The Corporation also maintains a deferred compensation plan for the directors of the Corporation. The directors of the Corporation may elect to defer up to 100% of their cash fees and their stock fees in any one year. If a director elects to defer his/her restricted stock grant, the stock will be deferred as it vests.

As of December 31, 2008 and June 30, 2009, the Corporation had $1.4 million and $2.4 million, respectively, recognized as a liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Tax provision	$2.2	$6.6	$4.7	$11.9

Total provision as a percentage of income	43.3%	41.9%	43.4%	40.6%

The decrease in our provision for income taxes as a percentage of taxable income for the six months ended June 30, 2009, compared to the comparable 2008 period, was primarily the result of a fourth quarter 2008 favorable tax ruling on specific permanent items, partially offset by a permanent rate item related to an indemnified claim payment. The effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the combined impact of state and local income taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax-deductible goodwill acquired in the 2007 Pharmacy Transaction. At the transaction date, the tax basis of this goodwill was $126.3 million, amortizable over a remaining life for tax purposes of approximately six years. The tax basis of this goodwill was approximately $80.8 million and $64.8 million at December 31, 2008 and June 30, 2009, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of June 30, 2009, the Corporation has tax benefits from federal net operating loss carryforwards of $14.3 million. A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $84.3 million at December 31, 2008 and $69.4 million at June 30, 2009, net of valuation allowances of $10.3 million and $6.4 million, respectively.

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Numerator for basic and diluted earnings per share - net income	$2.9	$9.2	$6.2	$17.4

Denominator:
Denominator for basic earnings per share - weighted average shares	30,074,443	30,231,797	30,069,686	30,221,804
Effective of dilutive securities:
Employee stock options	45,763	61,041	21,141	50,838
Employee restricted shares	56,386	73,802	34,841	58,350

Denominator for diluted earnings per share - adjusted weighted average shares	30,176,592	30,366,640	30,125,668	30,330,992

Basic earnings per share	$0.10	$0.30	$0.21	$0.58

Diluted earnings per share	$0.10	$0.30	$0.21	$0.57

Stock options and restricted stock shares granted by the Corporation are treated as potential common shares outstanding in computing diluted earnings per share.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates in two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The Corporation identifies its segments in accordance with the aggregation provisions. This information is consistent with information used by the Corporation in managing its businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues:
Institutional pharmacies	$471.3	$446.5	$951.5	$899.9
Hospital pharmacy management	15.0	14.1	29.9	28.9

	$486.3	$460.6	$981.4	$928.8

Net income:
Segment operating income:
Institutional pharmacies	$25.9	$28.5	$50.7	$55.7
Hospital pharmacy management	2.5	1.4	4.8	3.6

Segment operating income	28.4	29.9	55.5	59.3
Rent	(6.0)	(4.1)	(12.0)	(8.3)
Depreciation and amortization	(7.2)	(6.1)	(14.7)	(12.6)
Integration, merger and acquisition related costs and other charges	(6.6)	(0.6)	(10.7)	(2.6)
Interest expense, net	(3.5)	(3.3)	(7.2)	(6.5)

Income before income taxes	5.1	15.8	10.9	29.3
Provision for income taxes	2.2	6.6	4.7	11.9

Net income	$2.9	$9.2	$6.2	$17.4

Rent:
Institutional pharmacies	$6.0	$4.1	$12.0	$8.3
Hospital pharmacy management	—	—	—	—

	$6.0	$4.1	$12.0	$8.3

Depreciation and amortization:
Institutional pharmacies	$7.2	$6.1	$14.7	$12.6
Hospital pharmacy management	—	—	—	—

	$7.2	$6.1	$14.7	$12.6

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$3.6	$3.3	$11.8	$8.3
Hospital pharmacy management	—	—	—	—

	$3.6	$3.3	$11.8	$8.3

	December 31, 2008	June 30, 2009
Assets:
Institutional pharmacies	$671.4	$676.0
Hospital pharmacy management	7.8	8.2

	$679.2	$684.2

Goodwill:
Institutional pharmacies	$113.7	$115.6
Hospital pharmacy management	—	—

	$113.7	$115.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties, and other factors that could cause the Corporation’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

•	the effects of renegotiating contract pricing relating to significant customers, supplier, including the hospital pharmacy segment which is substantially related to service provided to one customer;

•	the effects of the loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;

•

the Corporation’s ability to successfully pursue the Corporation’s development activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•

the impact of the First Data Bank settlement agreement on the reimbursement the Corporation receives for its products and services and the ability to successfully implement the conversion of AWP pricing;

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

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers, or the implementation of other measures to reduce the reimbursement for the Corporation’s products and services or the services of the Corporation’s customers;

•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the ability to obtain financing for acquisitions from the various lenders in the senior secured credit facility;

•	the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases or decreases in interest expense;

•	further consolidation of managed care organizations and other third party payers;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Corporation’s control;

•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;

•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;

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

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

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

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months and six months ended June 30, 2009 reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 95 institutional pharmacies in 40 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

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

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in a 15 - 30-day supply. Unit dosed medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents.

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

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring, and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services. In addition, on September 30, 2008, the United States Department of Health and Human Services (“HHS”) Office of Inspector General published OIG Supplemental Compliance Program Guidance for Nursing Facilities. With quality of care the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

Additional business segment information is set forth in Part I, Item 1 “Financial Statements” and Note 12—“Business Segment Data” to the condensed consolidated financial statements of this quarterly report on Form 10-Q as of June 30, 2009.

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

At June 30, 2009, we had contracts to provide pharmacy services to 317,358 licensed beds for patients in healthcare facilities in 40 states. We also have significant customer concentrations with facilities operated by Kindred. For the three months and six months ended June 30, 2009, Kindred institutional pharmacy contracts represented approximately 10.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At June 30, 2009, the Corporation had provided hospital management services to Kindred and other customers for Hospital Pharmacy Services at 85 locations. For the three months and six months ended June 30, 2009, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand to generic drug conversions. As we move through 2009, we expect an increase in the demand for generic drugs as the result of a large number of patent expirations.

The following table summarizes the historical generic drug dispensing rate:

	2008	2009
March 31	69.0%	73.5%
June 30	69.9	74.2
September 30	71.3	N/A
December 31	72.5	N/A

The following table summarizes the material anticipated brand to generic conversions from 2009 to 2012:

	2009		2010		2011		2012
	Zerit	*	Cozaar	*	Actos	*	Geodon
	Depakote Sprinkles		Hyzaar	*	Xalatan	*	Lexapro
	Depakote ER	*	Flomax		Caduet		Viagra
	Ambien CR		Starlix		Femara		Avapro
	Topamax		Arimidex	*	Zyprexa	*	Seroquel
	Adderall XR		Epivir		TriCor		Avandia
	Cardizem	*	Advair Diskus		Xeloda		Lunesta
	Casodex	*	Effexor XR	*	Plavix	*	Lovenox
	Cellcept	*	Aricept			*	Singulair
	Primaxin	*	Lipitor			*	Diovan
	Glyset	*	Levaquin			*	Diovan HCT
	Alphagan P					*	Detrol
*	Prevacid						Crestor
Valtrex
Prandin
Acular
Prograf
Allegra D
Avelox
Clarinex

*	Denotes top 50 drug spend for the Corporation during the six months ended June 30, 2009

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic will decrease our revenue but at the same time may improve our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. The amount of improvement in gross margin is also dependent on the particular brand not being granted an exclusivity period and actual contracted terms with customers.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates included in our income statements were $13.9 million and $11.6 million for the three months ended June 30, 2008 and 2009, respectively, and $26.6 million and $22.1 million for the six months ended June 30, 2008 and 2009, respectively.

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

Except for certain services that are provided at cost, KHOI provides such services to the Corporation at its cost plus 10%, which are the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $5.0 million and $2.8 million for the three months ended June 30, 2008 and 2009, respectively, and $9.4 million and $5.7 million for the six months ended June 30, 2008 and 2009, respectively, under the IT Services Agreement. As of June 30, 2009, the Corporation has approximately $1.9 million in accounts payables related to the IT Services Agreement.

Sources of Pharmacy Revenues

We receive payment for our services from third party payers, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare provider customers, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients and the rates of reimbursement among payers. Changes in our customers’ censuses, the case mix of the patients, and the payer mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit (titled Medicare Part D) which is administered by commercial market insurers contracted with CMS. Under Medicare Part D, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Since January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Medicare Part D. Accordingly, Medicaid is no longer a primary payer for the pharmacy services provided to these residents. See “Overview of Reimbursement.”

A summary of our revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$217.2	44.7%	$209.4	45.5%	$446.1	45.5%	$424.5	45.7%
Institutional healthcare providers	146.4	30.1	138.8	30.1	292.7	29.8	279.8	30.1
Medicaid	44.9	9.2	42.2	9.2	92.4	9.4	85.6	9.2
Private and other	34.0	7.0	31.4	6.8	64.9	6.6	60.3	6.5
Insured	26.2	5.4	22.7	4.9	50.1	5.1	46.0	5.0
Medicare	2.6	0.5	2.0	0.4	5.3	0.5	3.7	0.4
Hospital management fees	15.0	3.1	14.1	3.1	29.9	3.1	28.9	3.1

Total	$486.3	100.0%	$460.6	100.0%	$981.4	100.0%	$928.8	100.0%

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

Under Medicaid FMAP, the federal government matches certain state expenditures for Medicaid social service programs. As such, the $87.0 billion increase in FMAP goes directly from the federal government to eligible states. Eligible states will receive a minimum 6.2% FMAP increase retroactive to October 1, 2008 and going forward to December 31, 2010, with additional funds going to states with higher unemployment rates. To ensure eligibility for the FMAP increase, states must maintain or reinstate previously required Medicaid eligibility standards, comply with prompt pay requirements and meet certain other specific criteria. Although the funds are through the FMAP program, states receive the money as general funds and, aside from a prohibition against placing the money in a “rainy day” fund, may expend the funds at the states’ discretion. On April 22, 2009, HHS released its first determination of enhanced payments, effective for the quarter-year periods beginning October 1, 2008 and March 15, 2009.

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

Proposed Federal Budget and Health Care Reform

The proposed budget for fiscal year 2010 builds on the health provisions of the Stimulus Package while simultaneously introducing new healthcare-related programs generally aimed at improving quality, efficiency, and accountability, and at encouraging shared responsibility for health care. The proposed budget is a broad overview of the President’s vision that does not include many program specifics and will not necessarily parallel the final version as altered and approved by Congress. The most significant aspect of the proposed budget is a new $630.0 billion reserve fund to help finance future healthcare reform. This is proposed to be funded by both tax changes and Medicare and Medicaid reform. The budget specifies increasing Medicaid rebates and broadening utilization of generics as some of the many parts of the Health Reform Reserve Fund. The exact nature and structure of such reform is under constant debate by Congress and the Obama administration and cannot be predicted with any certainty. In conjunction, Congress and the Obama administration are debating significant restructuring of the health care system as a whole, the impact of which is unclear at this time.

Beyond healthcare reform, the budget expands funding for a variety of programs including, comparative effectiveness and cancer research. In addition, the proposed budget builds on and implements a variety of provisions of the Stimulus Package. At this time, however, all these provisions are solely the administration’s recommendation. The House and Senate are currently working on separate versions of the budget. Without a final version of the appropriations bills, we are unable to analyze the potential impact of these fiscal changes on our business.

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

We receive payment for our services from institutional healthcare providers, commercial Medicare Part D Plans, third party payers, government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A, Part B and Part D Plans, Medicaid, insurance, and other private payers (including managed care).

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

Part A

The Balanced Budget Act of 1997 (the “BBA”) mandated the Prospective Payment System (“PPS”) for Medicare-eligible enrolled residents in skilled nursing facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day for extended care services to patients, covering substantially all items and services furnished during such enrollee’s stay. Such services and items include pharmacy services and prescription drugs. We bill skilled nursing facilities based upon a negotiated fee schedule and are paid based on those contractual relationships. We do not receive direct payment from Medicare for patients covered under the Medicare Part A benefit. We classify the revenues recognized from these payers as Institutional Healthcare Providers.

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. The Deficit Reduction Act of 2005, or DRA, is intended to reduce net Medicare and Medicaid spending by approximately $11.0 billion over the next four to five years. Among other things, the DRA will reduce certain bad debt payments to Medicare skilled nursing facilities by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. It will also strengthen asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. This provision is expected to reduce payments to skilled nursing facilities by $100 million over five years (fiscal years 2006-2010). In addition, CMS has proposed or finalized multiple rules decreasing both skilled nursing facilities PPS payments and long-term care hospital PPS payments. Such decreases may directly impact the Corporation’s customers and their Medicare reimbursement. Any evaluation of budgeting, cost-cutting, and financing of health care must also consider the new federal administration and the impact its proposed health care policies could have on any future cost considerations.

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its nursing home customers. The changes include, among other things, a new competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process that was to begin on July 1, 2008. However, in addition to the changes previously discussed as implemented by MIPPA, the contracts awarded under the Part B competitive acquisition program were terminated. The law now requires Round 1 of the bidding to occur in 2009 for implementation in 2010. CMS has issued an interim final rule, to be effective April 18, 2009, implementing the MIPPA provisions that: (1) delay implementation of Round 1 of the competitive bidding program; (2) require CMS to conduct a second Round 1 competition in 2009; and (3) mandate certain changes for the Round 1 rebid and subsequent rounds of the program. Round 2 will occur after that for the complete implementation of the program in 2010. CMS will continue to announce the bidding schedule throughout the summer of 2009 before bidding officially begins in the fall of 2009. All DMEPOS suppliers are required to be accredited by a deemed accreditation organization and obtain a surety bond by October 1, 2009. This requirement is still in place following the enactment of MIPPA.

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

Part D Plans are required to make available certain drugs on their formularies. Dually-eligible residents in nursing centers generally are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary or an exception to the Plan’s formulary is granted. CMS reviews the formularies of Part D Plans and requires these formularies to include the types of drugs most commonly used by Medicare beneficiaries. CMS also reviews the formulary exceptions criteria of the Part D Plans that provide for coverage of drugs determined by the Part D Plan to be medically appropriate for the enrollee; however there currently is not a separate formulary for long-term care residents.

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

CMS recently released a report indicating that approximately $41 million in Medicare Part D payments for prescription drugs, some dispensed by LTC pharmacies, were likely made incorrectly. Instead, CMS concluded many of the drugs, which were dispensed during Part A SNF stays, should have been included in per diem payments under Medicare Part A. CMS stated it will focus on ensuring such improper payments do not occur in the future. We are unable to fully evaluate the impact of current and future federal initiatives aimed at eliminating these discrepancies.

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

Key Indicators Reviewed by Management

The Corporation’s management reviews the following indicators in analyzing its consolidated financial performance: net revenues, with a particular focus on institutional pharmacy revenues; prescriptions dispensed; revenues per prescription dispensed; productivity factors on prescriptions dispensed per productive labor hour; gross profit per prescription dispensed; generic dispensing rate; brand dispensing rate; customer licensed beds; patients serviced; prescriptions per patient dispensed; gross margin percentage; gross margin per prescription dispensed; certain categories of expenses per prescription dispensed; operating income; diluted earnings per share; days sales outstanding; the ratio of cash collections to revenue recognized; inventory turnover; and adjusted Earnings Before Interest Income/Expense, Taxes, Depreciation, Amortization, Integration, Merger and Acquisition Related Costs and Other Charges (“Adjusted EBITDA”) as discussed later under the caption Use of Non-GAAP Measures For Measuring Quarterly Results. We believe these measures highlight key business trends and are important in evaluating our overall performance.

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

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies and private payers. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. The primary uncertainties lie with the private payers, which include co-payments and deductibles from individual patients, dual eligible co-payments that are due from PDP’s, and payments due from some long-term care institutions. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due back a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2008 and June 30, 2009, were $46.5 million and $50.4 million, respectively.

Our provision for doubtful accounts included in our condensed consolidated income statements was as follow (in millions):

	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$5.2	1.1%	$7.1	1.5%
Second Quarter	5.5	1.1	3.6	0.8
Third Quarter	7.2	1.5	N/A	N/A
Fourth Quarter	6.8	1.4	N/A	N/A

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

In general, we perform the following steps in collecting accounts receivable:

•	if possible, perform up front adjudication prior to dispensing the product;

•	billing and follow-up with third party payers;

•	billing and follow-up with long-term care institutions;

•	utilization of collection agencies; and

•	other legal processes.

We determine the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the allowance for doubtful accounts. We monitor and review trends by payer classification along with the composition of our aging accounts receivable. This review is focused primarily on trends in private and other payer, dual eligible co-payments, historic payment patterns of long-term care institutions, historic payment patterns of PDP’s and state Medicaid programs, and the monitoring of respective credit risks. In addition, we analyze other factors such as revenue days in accounts receivables, denial trends by payer types, subsequent cash collections, and current events that may impact payment patterns of our long-term care institution customers.

The following table shows consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	2008	2009
First Quarter	39.7	42.4
Second Quarter	40.7	42.0
Third Quarter	41.1	N/A
Fourth Quarter	42.0	N/A

The following table shows our summarized aging categories by quarter:

	2008				2009
	March	June	September	December	March	June
0 to 60 days	68.7%	63.2%	62.0%	64.1%	63.1%	64.3%
61 to 120 days	14.2	19.7	19.1	18.1	17.4	17.0
Over 120 days	17.1	17.1	18.9	17.8	19.5	18.7

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2008			2009
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$44.3	$261.6	16.9%	$49.1	$267.8	18.3%
Second Quarter	45.2	262.0	17.3	50.4	260.6	19.3
Third Quarter	45.8	266.6	17.2	N/A	N/A	N/A
Fourth Quarter	46.5	265.8	17.5	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2008	2009	2008	2009
Medicare Part D	46.2%	45.9%	44.7%	45.5%
Institutional healthcare providers	29.6	30.1	30.1	30.1
Medicaid	9.6	9.3	9.2	9.2
Private and other	6.2	6.2	7.0	6.8
Insured	4.8	5.0	5.4	4.9
Medicare	0.6	0.3	0.5	0.4
Hospital management fees	3.0	3.2	3.1	3.1

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2008	2009	2008	2009
Medicare Part D	45.1%	N/A	45.9%	N/A
Institutional healthcare providers	29.2	N/A	29.7	N/A
Medicaid	9.5	N/A	8.9	N/A
Private and other	7.3	N/A	6.9	N/A
Insured	5.3	N/A	5.3	N/A
Medicare	0.6	N/A	0.4	N/A
Hospital management fees	3.0	N/A	2.9	N/A

Total	100.0%	N/A	100.0%	N/A

We recognize revenues at the time services are provided or products are delivered. A significant portion of our revenues are billed to PDPs under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payers. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that our operating system is automatically updated with the actual amount to be reimbursed. As a result, our revenues and the associated receivables are based upon the actual reimbursement to be received. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

Co-payments for our services can be applicable under Medicare Part D, the state Medicaid programs, and certain third party payers and are typically not collected at the time products are delivered or services are provided. Co-payments under the Medicaid programs and third party plans are generally billed to the responsible party as part of our normal billing procedures which are subject to normal collection procedures.

Under Medicare Part D, co-payments related to institutional residents who are dual eligibles are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDP’s are responsible for reimbursement.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, we accept returns of medications and issue credit memorandums to the applicable payer. Product returns are processed in the period returned. We estimate an amount for expected returns based on historical trends.

Our hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies and are primarily comprised of personnel costs.

Please refer to Note 7 to our accompanying condensed consolidated financial statements and footnotes included elsewhere in this report for a further discussion of our revenue recognition policies.

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

At December 31, 2008 and June 30, 2009, our inventory on our condensed consolidated balance sheets were $73.4 million and $70.9 million, respectively.

Our inventory turns were as follows:

	2008	2009
First Quarter	16.4	16.7
Second Quarter	16.1	16.8
Third Quarter	16.5	N/A
Fourth Quarter	16.5	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our income statements as reductions to cost of goods sold were as follows (in millions):

	2008	2009
First Quarter	$12.7	$10.5
Second Quarter	13.9	11.6
Third Quarter	12.1	N/A
Fourth Quarter	11.9	N/A

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

We account for rebates and other incentives received from vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory. We consider these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory.

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our condensed consolidated balance sheets as of December 31, 2008 and June 30, 2009, was $113.7 million and $115.6 million, respectively.

Our net intangible assets included in our condensed consolidated balance sheets as of December 31, 2008 and June 30, 2009, were $73.4 million and $69.9 million, respectively.

The amount of accumulated amortization of intangible assets as of December 31, 2008 and June 30, 2009, was $10.0 million and $13.7 million, respectively.

We are required to test for impairment annually, absent some triggering event that would accelerate an impairment test, using a fair value approach. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors, and the profitability of future business strategies.

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

We assess the potential impairment of tangible assets and long-lived assets recorded on the Corporation’s balance sheet. We review our assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in the accompanying condensed consolidated income statements. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2008 and June 30, 2009, were $84.3 million and $69.4 million, respectively, including the impact of valuation allowances.

Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2008 and June 30, 2009, were $10.3 million and $6.4 million, respectively.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for further discussion of our accounting for income taxes.

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares issued for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan. In connection with the Corporation’s 2009 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

During the six months ended June 30, 2009, the Compensation Committee granted stock based compensation awards with respect to 538,363 stock options under the Omnibus Plan with grant prices ranging from $14.89 to $18.25 per share, 32,534 shares of restricted stock and 152,580 performance share units.

Our stock-based compensation expense for the three months ended June 30, 2008 and 2009, was $1.1 million and $1.3 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements. Our stock-based compensation expense for the six months ended June 30, 2008 and 2009, was $2.1 million and $1.9 million, respectively.

Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income or cash flows for the periods presented.

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

Cost of goods sold is comprised primarily of the cost of product and the costs attributable to the filling and dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions, including the associated fixed asset depreciation. In addition, cost of product includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees, and other costs attributable to the dispensing of medications. The Corporation also receives rebates on generic drugs dispensed and administrative rebates.

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

Integration, merger, and acquisition related costs and other charges represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen and their respective mergers. The definition also represents costs related to acquisitions beginning January 1, 2009.

Interest expense (income), net, primarily includes interest expense relating to our senior secured credit facility and our swap agreement, partially offset by interest income generated by cash and cash equivalents.

Consolidated Balance Sheets

Our assets include cash and cash equivalent investments, accounts receivable, inventory, fixed assets, deferred tax assets, goodwill, and intangibles.

Cash reflects the accumulation of positive cash flows from our operations and financing activities, and primarily includes deposits with banks or other financial institutions. Our cash balances are at the highest on Thursday nights and at the lowest on Friday nights. Friday is usually our largest cash disbursement day as a result of payments for our drug costs and our payrolls.

Accounts receivable primarily consist of amounts due from Prescription Drug Plans under Medicare Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies, and private payers, net of allowances for doubtful accounts, as well as contractual allowances.

Inventory reflects the cost of prescription products held for dispensing by our institutional pharmacies and are recorded on a first-in, first-out basis. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns on inventory.

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain assets, certain accrued expenses and stock-based compensation. Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases under our Prime Vendor Agreement and other purchases made in the normal course of business. The balances in accounts payable and accrued salaries and wages are at the highest on Thursday nights and at the lowest on Friday nights, as a result of payments for drug costs and payroll being made on Friday. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a loan under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles and subsequent cash collections. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under our Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates earned are recorded as a reduction to inventory and cost of goods sold in the period earned. Outgoing cashflows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

Impact of Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 will have a material effect on the Corporation’s results of operations and financial position, to the extent the Corporation has future acquisitions.

The FASB issued FASB FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), FSP FAS141(R)-1 amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to: (i) Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. The FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations; (ii) Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote; and (iii) Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141(R).

FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2009 for the Corporation. FSP FAS 141(R)-1 will prospectively impact the Corporation’s financial statements to the extent acquisitions are recorded.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009, and has evaluated all of the subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, which is the quarter ending September 30, 2009 for the Corporation.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Corporation adopted FSP FAS 107-1 which did not have a significant impact on our condensed consolidated financial statements and related footnotes.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Three Months Ended June 30,				Six Months June 30,
	2008	Increase (Decrease)		2009	2008	Increase (Decrease)		2009
	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$471.3	$(24.8)	(5.3)%	$446.5	$951.5	$(51.6)	(5.4)%	$899.9
Hospital Management	15.0	(0.9)	(6.0)	14.1	29.9	(1.0)	(3.3)	28.9

Total net revenues	486.3	(25.7)	(5.3)	460.6	981.4	(52.6)	(5.4)	928.8

Cost of goods sold
Institutional Pharmacy	403.4	(23.5)	(5.8)	379.9	813.8	(49.1)	(6.0)	764.7
Hospital Management	12.1	(0.2)	(1.7)	11.9	24.3	(0.4)	(1.6)	23.9

Total cost of goods sold	415.5	(23.7)	(5.7)	391.8	838.1	(49.5)	(5.9)	788.6

Gross profit
Institutional Pharmacy	67.9	(1.3)	(1.9)	66.6	137.7	(2.5)	(1.8)	135.2
Hospital Management	2.9	(0.7)	(24.1)	2.2	5.6	(0.6)	(10.7)	5.0

Total gross profit	$70.8	$(2.0)	(2.8)%	$68.8	$143.3	$(3.1)	(2.2)%	$140.2

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,067	(252)	(2.5)	9,815	20,279	(545)	(2.7)	19,734
Revenue per prescription dispensed	$46.82	$(1.33)	(2.8)	$45.49	$46.92	$(1.32)	(2.8)	$45.60
Gross profit per prescription dispensed	$6.74	$0.05	0.7	$6.79	$6.79	$0.06	0.9	$6.85
Gross profit percentage per prescription dispensed	14.4%	0.50	347.2	14.9%	14.5%	0.50	344.8	15.0%
Customer licensed beds under contract
Beginning of period	334,226	(13,481)	(4.0)%	320,745	337,043	(14,667)	(4.4)%	322,376
Additions	6,335	138	2.2	6,473	11,492	1,743	15.2	13,235
Losses	(9,262)	(598)	6.5	(9,860)	(17,236)	(1,017)	5.9	(18,253)

End of period	331,299	(13,941)	(4.2)%	317,358	331,299	(13,941)	(4.2)%	317,358

Hospital Management (in whole numbers)
Volume information
Hospital management contracts serviced	86	(1.0)	(1.2)%	85	86	(1.0)	(1.2)%	85

Revenues

The decrease in institutional pharmacy revenues of $24.8 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was the result of a rate variance of approximately $13.0 million or $1.33 decline per prescription dispensed and an unfavorable volume variance of approximately $11.8 million or 252,000 fewer prescriptions dispensed. The rate variance was comprised of an increase of approximately $26.6 million due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $39.6 million due to the increase in the generic drug dispensing rate mix during the period and other concessions. The volume variance of approximately $11.8 million was due to the decline in net customer licensed beds under contract. Revenues per prescription dispensed declined $1.33 or 2.8% from $46.82 in the second quarter of 2008 to $45.49 in the second quarter of 2009. For the three months ended June 30, 2009, the Corporation’s generic drug dispensing rate was approximately 74.2% compared to 69.9% for the three months ended June 30, 2008.

The decrease in institutional pharmacy revenues of $51.6 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was the result of a rate variance of approximately $26.0 million or $1.32 decline per prescription dispensed and an unfavorable volume variance of approximately $25.6 million or 545,000 fewer prescriptions dispensed. The rate variance was comprised of approximately $53.6 million due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $79.6 million due to the increase in the generic drug dispensing rate during the period and other concessions. The volume variance of approximately $25.6 million was due to the decline in net customer licensed beds under contract and the one less calendar day. The six months ended June 30, 2009, had one less business and calendar day of activity compared to the six months ended June 30, 2008, resulting in less revenue for the current period of approximately $5.0 million or 109,000 fewer prescriptions dispensed.

The decrease in hospital management revenues for the three months and six months ended June 30, 2009, of $0.9 million and $1.0 million, respectively, was due primarily to concessions with certain hospital management contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $23.5 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 due primarily to a reduction in drug purchases as a result of fewer prescriptions being dispensed. As a result of the brand to generic dispensing rate in the period, drug spend as a percentage of revenues improved approximately 17 bps but was offset by a decrease of 34 bps on rebates during the comparable periods. As a result of the pharmacy consolidations, other costs included within cost of goods sold as a percent of revenues improved a combined 65 bps, predominantly in efficiencies.

Institutional pharmacy cost of goods sold decreased $49.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. As a result of the brand to generic dispensing rate in the period, drug spend as a percentage of revenues improved 53 bps but was offset by a decrease of 34 bps on rebates during the comparable periods. As a result of the pharmacy consolidations, other costs included within cost of goods sold as a percent of revenues improved a combined 37 bps, predominately in efficiencies.

The decrease in hospital management cost of goods sold for the three months and six months ended June 30, 2009, of $0.2 million and $0.4 million, respectively, was due to one less hospital management contract serviced during the periods.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2008		Increase (Decrease)		2009		2008		Increase (Decrease)		2009
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross Profit and Operating Expenses:
Institutional Pharmacy	$67.9	14.0%	$(1.3)	(1.9)%	$66.6	14.4%	$137.7	14.0%	$(2.5)	(1.8)%	$135.2	14.6%
Hospital Management	2.9	0.6	(0.7)	(24.1)	2.2	0.5	5.6	0.6	(0.6)	(10.7)	5.0	0.5

Total Gross Margin	70.8	14.6	(2.0)	(2.8)	68.8	14.9	143.3	14.6	(3.1)	(2.2)	140.2	15.1
Selling, general and administrative expenses	54.0	11.2	(6.8)	(12.6)	47.2	10.2	111.3	11.4	(13.2)	(11.9)	98.1	10.6
Amortization expense	1.6	0.3	0.3	18.8	1.9	0.4	3.2	0.3	0.5	15.6	3.7	0.4
Integration, merger and acquisition related costs and other charges	6.6	1.4	(6.0)	(90.9)	0.6	0.1	10.7	1.1	(8.1)	(75.7)	2.6	0.2
Interest expense, net	3.5	0.7	(0.2)	(5.7)	3.3	0.8	7.2	0.7	(0.7)	(9.7)	6.5	0.7

Income before provision for income taxes	5.1	1.0	10.7	209.8	15.8	3.4	10.9	1.1	18.4	168.8	29.3	3.2
Provision for income taxes	2.2	0.4	4.4	200.0	6.6	1.4	4.7	0.5	7.2	153.2	11.9	1.3

Net income	$2.9	0.6%	$6.3	217.2%	$9.2	2.0%	$6.2	0.6%	$11.2	180.6%	$17.4	1.9%

Institutional pharmacy gross profit for the three months ended June 30, 2009, was $66.6 million, or $6.79 per prescription dispensed, compared to $67.9 million, or $6.74 per prescription dispensed for the three months ended June 30, 2008. Institutional pharmacy gross profit margin for the three months ended June 30, 2009 was 14.9% compared to 14.4% for the three months ended June 30, 2008. The increase in institutional pharmacy gross profit margin as a percent of institutional pharmacy revenues is due primarily to the shift from brand to generic drugs and synergies from the consolidation of pharmacy locations.

Institutional pharmacy gross profit for the six months ended June 30, 2009, was $135.2 million, or $6.85 per prescription dispensed, compared to $137.7 million, or $6.79 per prescription dispensed for the six months ended June 30, 2008. Institutional pharmacy gross profit margin for the six months ended June 30, 2009 was 15.0% compared to 14.5% for the six months ended June 30, 2008. The increase in institutional pharmacy gross profit margin as a percent of institutional pharmacy revenues is due primarily to the shift from brand to generic drugs and synergies from the consolidation of pharmacy locations partially offset by lower generic reimbursement rates from third party payers.

The decrease in hospital management gross profit for the three months and six months ended June 30, 2009, of $0.7 million and $0.6 million, respectively, was due primarily to concessions with certain hospital management contracts serviced during the periods.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2008		Increase (Decrease)		2009		2008		Increase (Decrease)		2009
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$27.8	5.7%	$(2.2)	(7.9)%	$25.6	5.6%	$57.7	5.9%	$(5.1)	(8.8)%	$52.6	5.7%
Contracted services	4.5	0.9	(1.2)	(26.7)	3.3	0.7	9.1	0.9	(2.8)	(30.8)	6.3	0.7
Provision for doubtful accounts	5.5	1.1	(1.9)	(34.5)	3.6	0.8	10.7	1.1	—	—	10.7	1.2
Supplies	1.9	0.4	0.2	10.5	2.1	0.5	3.7	0.4	0.2	5.4	3.9	0.4
Travel expenses	1.7	0.4	(0.6)	(35.3)	1.1	0.2	3.1	0.3	(1.0)	(32.3)	2.1	0.2
Professional fees	2.2	0.5	0.3	13.6	2.5	0.5	4.9	0.5	0.2	4.1	5.1	0.5
Stock-based compensation	1.1	0.2	0.2	18.2	1.3	0.3	2.1	0.2	(0.2)	(9.5)	1.9	0.2
Depreciation	2.7	0.6	(0.5)	(18.5)	2.2	0.5	5.5	0.6	(1.1)	(20.0)	4.4	0.5
Rent	2.7	0.6	(1.7)	(63.0)	1.0	0.2	5.4	0.6	(3.3)	(61.1)	2.1	0.2
Maintenance	0.8	0.2	—	—	0.8	0.1	1.6	0.2	(0.2)	(12.5)	1.4	0.2
Other costs	3.1	0.6	0.6	19.4	3.7	0.8	7.5	0.7	0.1	1.3	7.6	0.8

Total selling, general and administrative expenses	$54.0	11.2%	$(6.8)	(12.6)%	$47.2	10.2%	$111.3	11.4%	$(13.2)	(11.9)%	$98.1	10.6%

Total labor costs decreased $2.2 million for the three months ended June 30, 2009, over the comparable period in the prior year, as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. The provision for doubtful accounts decreased $1.9 million primarily as a result of improved collections from certain payer types. Costs associated with contracted services decreased $1.2 million predominantly due to lower costs associated with the IT Services Agreement. Other costs within selling, general and administrative expenses declined during the three months ended June 30, 2009, a combined $1.5 million due primarily to synergies resulting from the pharmacy consolidations as well as certain assets acquired as part of the pharmacy transaction becoming fully depreciated.

Total labor costs decreased $5.1 million for the six months ended June 30, 2009, over the comparable period in the prior year, as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. Costs associated with contracted services decreased $2.8 million predominantly due to lower costs associated with the IT Services Agreement. Other costs within selling, general and administrative expenses declined during the six months ended June 30, 2009, a combined $5.3 million due primarily to synergies resulting from the pharmacy consolidations.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.3	0.1%	$1.4	0.1%	$0.7	0.1%
Equipment and software	4.9	1.0	3.6	0.7	9.8	1.0	7.9	0.9
Leased equipment	0.2	0.1	0.3	0.1	0.3	0.1	0.3	NM

Total depreciation expense	$5.6	1.2%	$4.2	0.9%	$11.5	1.2%	$8.9	1.0%

Depreciation expense recorded in cost of goods sold	$2.9	0.6%	$2.0	0.4%	$6.0	0.6%	$4.5	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.7	0.6	2.2	0.5	5.5	0.6	4.4	0.5

Total depreciation expense	$5.6	1.2%	$4.2	0.9%	$11.5	1.2%	$8.9	1.0%

Total Capital Expenditures	$3.6	0.7%	$3.3	0.7%	$11.8	1.2%	$8.3	0.9%

Depreciation expense decreased for the three months and six months ended June 30, 2009, compared to the three months and six months ended June 30, 2008, due primarily to assets acquired as a result of the Pharmacy Transaction nearing the end of their weighted average useful life. Capital expenditures have declined in 2009 compared to the same periods in 2008 primarily as a result of the completion of the systems infrastructure build out in 2008.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.3	0.1%	$0.7	0.1%	$0.7	0.1%
Non-compete agreements	0.1	NM	0.1	NM	0.2	NM	0.2	NM
Customer relationships	1.2	0.2	1.5	0.3	2.3	0.2	2.8	0.3

Total amortization expense	$1.6	0.3%	$1.9	0.4%	$3.2	0.3%	$3.7	0.4%

Amortization expense for the three months and six months ended June 30, 2009, compared to the three months and six months ended June 30, 2008, increased due primarily to additional amortization associated with customer contracts acquired in the fourth quarter of 2008.

During the fourth quarter of 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the institutional pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. These asset groups were assessed for recoverability and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using an undiscounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Integration, Merger, and Acquisition Related Costs and Other Charges

Integration, merger, and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Integration costs and other charges:
Professional and advisory fees	$0.9	$—	$1.1	$—
General and administrative	1.0	0.1	2.1	0.3
Employee costs	2.4	0.2	4.0	1.0
Severance costs	1.4	0.2	1.7	0.6
Facility costs	0.9	—	1.8	0.6

	6.6	0.5	10.7	2.5

Acquisition costs:
Professional and advisory fees	—	0.1	—	0.1
Other costs	—	—	—	—

	—	0.1	—	0.1

Total integration, merger, and acquisition related costs and other charges	$6.6	$0.6	$10.7	$2.6

Negative effect on diluted earnings per share	$(0.12)	$(0.01)	$(0.20)	$(0.05)

Integration, merger, and acquisition related costs and other charges decreased for the three months and six months ended June 30, 2009, compared to the three months and six months ended June 30, 2008. The decrease was due to the completion of the majority of the planned pharmacy consolidations during 2008. During 2009, there was one pharmacy consolidated. As of February 28, 2009, all planned pharmacy consolidations were complete. The costs incurred for the three months and six months ended June 30, 2009, were primarily related to the planned integration of our pharmacy system platforms.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 Amount	2009 Amount	2008 Amount	2009 Amount
Interest Expense:
Term Debt	$3.5	$3.3	$7.4	$6.5
Revolving Credit Facility	—	—	—	—

Subtotal	3.5	3.3	7.4	6.5
Other:
Interest income	(0.1)	(0.1)	(0.4)	(0.2)
Amortization of deferred financing fees	0.1	0.1	0.2	0.2

Total Interest Expense	$3.5	$3.3	$7.2	$6.5

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	2.80%	0.76%	3.30%	0.97%
LIBOR - 1 month, at beginning of period	2.70%	0.50%	4.57%	0.44%
LIBOR - 1 month, at end of period	2.46%	0.30%	2.46%	0.30%
LIBOR - 3 months, at beginning of period	2.69%	1.19%	4.68%	1.43%
LIBOR - 3 months, at end of period	2.78%	0.59%	2.78%	0.59%

The decrease in interest expense was due to a lower LIBOR and reduction in debt of $10.0 million in the first quarter of 2008. The margin over the LIBOR was 1.00% during the three months ended June 30, 2009. Total long-term debt outstanding, including capital lease obligations, as of June 30, 2008 and 2009, was $240.0 million and $241.6 million, respectively. The Corporation’s interest rate swap expired on July 31, 2009, therefore, the Corporation’s $240.0 million term debt is now subject to variable interest rates. The expiration of the swap will favorably impact interest expense for a short term period until interest rates return to their historical averages.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Tax provision	$2.2	$6.6	$4.7	$11.9

Total provision as a percentage of income	43.3%	41.9%	43.4%	40.6%

The decrease in the effective tax rate for the 2009 periods as compared to the 2008 periods presented is due primarily to a favorable ruling obtained from the Internal Revenue Service in the fourth quarter of 2008 on a specific permanent item. The three months and six months ended June 30, 2009, effective tax rate was also unfavorably impacted by a permanent rate item related to an indemnified claim payment.

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

The Corporation continues to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that resulted from the Pharmacy Transaction. Notwithstanding other anticipated savings, we will experience some increased costs associated with the continuation of information systems integration and enhancements. All pharmacy consolidations were completed by March 31, 2009.

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net cash provided by operating activities	$13.0	$28.8	$24.2	$42.7
Net cash used in investing activities	(3.5)	(3.2)	(11.6)	(6.4)
Net cash (used in) provided by financing activities	0.2	—	(9.7)	0.1

Net change in cash and cash equivalents	9.7	25.6	2.9	36.4
Cash and cash equivalents at beginning of period	25.2	52.1	32.0	41.3

Cash and cash equivalents at end of period	$34.9	$77.7	$34.9	$77.7

Operating Activities—Cash flows provided by operations aggregated $28.8 million and $42.7 million for the three months and six months ended June 30, 2009, respectively, compared to $13.0 million and $24.2 million for the three months and six months ended June 30, 2008, respectively. Operating cash flows for the three months and six months ended June 30, 2009, were positively impacted by an improvement in the results of operations following the fiscal 2008 pharmacy consolidations and cash flows as a result of the timing of payments during the six month period ended June 30, 2009, compared to the same period in June 30, 2008.

Investing Activities—Cash flows used in investing activities aggregated $3.2 million and $6.4 million for the three months and six months ended June 30, 2009, respectively, compared to $3.5 million and $11.6 million for the three months and six months ended June 30, 2008, respectively. The three months and six months ended June 30, 2008 periods had a higher amount of cash used in investing activities due to the consolidation of pharmacy locations in the period and costs incurred to complete our information systems infrastructure as a stand alone entity.

Financing Activities—Cash flows provided by financing activities aggregated $0.1 million for the six months ended June 30, 2009, compared to cash provided by and used in financing activities of $0.2 million and $9.7 million for the three months and six months ended June 30, 2008, respectively. The cash used in financing activities for the six months ended June 30, 2008 was due to the Corporation’s decision to make a $10.0 million early payment on long-term debt. Management did not make an early payment on long-term debt during the six months ended June 30, 2009.

Cash and cash equivalents totaled $77.7 million at June 30, 2009, compared to $34.9 million at June 30, 2008.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of June 30, 2009, borrowings under the Credit Agreement bore interest at a blended rate of 1.9%, including the applicable margin of 1.0%, per annum based upon the one month and three month adjusted LIBO Rate (without giving effect to the interest rate swap transaction discussed below), and the Corporation had approximately $147.3 million available under the revolving credit facility.

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

The Corporation had a total of $240.0 million outstanding of term debt as of June 30, 2009, under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of June 30, 2009. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of June 30, 2009, was $2.7 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.3 million as of June 30, 2009. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings.

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

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.75 to 1.00	< = 3.00%
December 31, 2007	2.57	2.99	1.40%
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
March 31, 2009	3.89	2.00	**
June 30, 2009	4.08	2.00	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Interest Rate Swap

On the Closing Date, the Corporation entered into an interest rate swap agreement with JPMorgan as the counterparty. The interest rate swap agreement was effective as of the Closing Date and matured on July 31, 2009. The Corporation entered into the interest rate swap agreement to mitigate the floating interest rate risk on $200.0 million of its outstanding variable rate borrowings. The interest rate swap agreement required the Corporation to make quarterly fixed rate payments to JPMorgan calculated on a notional amount at an annual fixed rate of 5.123% plus applicable margin (1.0%). JPMorgan was obligated to make quarterly floating payments to the Corporation based on the three-month LIBO rate plus applicable margin (1.0%) on the same referenced notional amount.

Notwithstanding the terms of the interest rate swap transaction, the Corporation is ultimately obligated for all amounts due and payable under the Credit Agreement. The notional value of the swap was $200.0 million as of June 30, 2009.

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of June 30, 2009, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI will be the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI will include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services will include, among other matters, functions for financial management and systems and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems. The Corporation incurred approximately $5.0 million and $2.8 million to Kindred under the terms of the IT Services Agreement for three months ended June 30, 2008 and 2009, respectively, and $9.4 million and $5.7 million for the six months ended June 30, 2008 and 2009, respectively.

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

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for 2008 and for the first and second quarters of 2009 (in millions, except where indicated):

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Net revenues:
Institutional pharmacy revenues	$480.2	$471.3	$471.6	$465.7	$453.4	$446.5
Hospital management revenues	14.9	15.0	14.6	14.0	14.8	14.1

Total revenues	495.1	486.3	486.2	479.7	468.2	460.6

Cost of goods sold:
Institutional pharmacy	410.5	403.4	404.1	397.3	384.8	379.9
Hospital management	12.1	12.1	11.8	11.4	12.0	11.9

Total cost of goods sold	422.6	415.5	415.9	408.7	396.8	391.8

Gross profit:
Institutional pharmacy	69.7	67.9	67.5	68.4	68.6	66.6
Hospital management	2.8	2.9	2.8	2.6	2.8	2.2

Total gross profit	72.5	70.8	70.3	71.0	71.4	68.8
Selling, general and administrative	57.3	54.0	50.5	52.3	50.9	47.2
Amortization expense	1.6	1.6	1.6	1.7	1.8	1.9
Impairment of intangible assets	—	—	—	14.8	—	—
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6

Operating income (loss)	9.5	8.6	11.1	(6.7)	16.7	19.1
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3

Income (loss) before income taxes	5.8	5.1	7.7	(10.3)	13.5	15.8
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6

Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2

Earnings (loss) per common share (1):
Basic	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30
Diluted	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30
Shares used in computing earnings (loss) per common share:
Basic	30.1	30.1	30.1	30.1	30.2	30.2
Diluted	30.1	30.2	30.4	30.1	30.3	30.4
Balance sheet data:
Cash and cash equivalents	$25.2	$34.9	$42.6	$41.3	$52.1	$77.7
Working capital	$263.5	$277.1	$281.1	$272.3	$307.4	$324.2
Goodwill	$109.9	$109.9	$110.7	$113.7	$113.7	$115.6
Intangible assets, net	$75.9	$74.3	$72.7	$73.4	$71.6	$69.9
Total assets	$675.4	$673.2	$684.1	$679.2	$677.6	$684.2
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$311.2	$317.4	$324.3	$319.8	$330.0	$341.9
Supplemental information:
Adjusted EBITDA(2)	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8
Adjusted EBITDA Margin (2)	4.3%	4.6%	5.2%	5.0%	5.4%	5.6%
Net cash provided by operating activities	$11.2	$13.0	$17.5	$24.0	$13.9	$28.8
Net cash used by investing activities	$(8.1)	$(3.5)	$(10.3)	$(25.5)	$(3.2)	$(3.2)
Net cash provided by (used in) financing activities	$(9.9)	$0.2	$0.5	$0.2	$0.1	$—
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	10,212	10,067	10,044	9,996	9,919	9,815
Revenue per prescription dispensed	$47.02	$46.82	$46.95	$46.59	$45.71	$45.49
Gross profit per prescription dispensed	$6.83	$6.74	$6.72	$6.84	$6.92	$6.79
Gross profit percentage per prescription dispensed	14.5%	14.4%	14.3%	14.7%	15.1%	14.9%
Generic drug dispensing rate	69.0%	69.9%	71.3%	72.5%	73.5%	74.2%
Customer licensed beds under contract
Beginning of period	337,043	334,226	331,299	325,613	322,376	320,745
Additions	5,157	6,335	4,901	5,005	6,762	6,473
Losses	(7,974)	(9,262)	(10,587)	(8,242)	(8,393)	(9,860)

End of period	334,226	331,299	325,613	322,376	320,745	317,358

Hospital management contracts serviced	88	86	85	84	84	85

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in whole dollars.

(2)	See “Use of Non GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation of Adjusted EBITDA to net income.

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2
Add:
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3
Integration, merger, and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6
Impairment of intangible assets	—	—	—	14.8	—	—
Depreciation and amortization expense	7.5	7.2	6.9	6.9	6.5	6.1

Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8

Adjusted EBITDA Margin	4.3%	4.6%	5.2%	5.0%	5.4%	5.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8
Interest expense, net	(3.7)	(3.5)	(3.4)	(3.6)	(3.2)	(3.3)
(Provision) benefit for income taxes	(2.5)	(2.2)	(3.4)	4.8	(5.3)	(6.6)
Integration, merger, and acquisition related costs and other charges	(3.6)	(6.2)	(6.5)	(5.9)	(1.8)	(0.6)
Provision for bad debt	5.2	5.5	7.2	6.8	7.1	3.6
Stock-based compensation	1.0	1.1	1.4	1.4	0.6	1.3
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.1	0.1
Deferred income taxes	2.5	1.6	2.8	(4.1)	4.8	6.8
Loss (gain) on disposition of equipment	—	0.6	0.2	(0.6)	0.1	—
Other	(0.3)	0.3	(0.3)	(0.2)	(0.1)	—
Changes in assets and liabilities	(8.6)	(6.7)	(5.7)	1.4	(13.6)	1.7

Net Cash Flows from Operating Activities	$11.2	$13.0	$17.5	$24.0	$13.9	$28.8

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

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2008					2009
	First	Second	Third	Fourth	Year	First	Second
Diluted earnings (loss) per share	$0.11	$0.10	$0.14	$(0.18)	$0.17	$0.27	$0.30
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	—	—	—	0.30	0.30	—	—
Integration, merger, and acquisition related costs and other charges	0.08	0.12	0.13	0.20	0.53	0.04	0.01
Impact of tax rate differential (fourth quarter 2008)	—	—	—	(0.06)	—	—	—

Adjusted diluted earnings per common share after impact of above items	$0.19	$0.22	$0.27	$0.26	$1.00	$0.31	$0.31

Following Represents the Second Quarter 2009 Compared to the First Quarter 2009

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except where indicated):

	Quarter Ended
	March 31, 2009		Increase (Decrease)		June 30, 2009
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$453.4	96.8%	$(6.9)	(1.5)%	$446.5	96.9%
Hospital Management	14.8	3.2	(0.7)	(4.7)	14.1	3.1

Total net revenues	468.2	100.0	(7.6)	(1.6)	460.6	100.0

Cost of goods sold:
Institutional Pharmacy	384.8	82.2	(4.9)	(1.3)	379.9	82.5
Hospital Management	12.0	2.6	(0.1)	(0.8)	11.9	2.6

Total cost of goods sold	396.8	84.8	(5.0)	(1.3)	391.8	85.1

Gross profit:
Institutional Pharmacy	68.6	14.6	(2.0)	(2.9)	66.6	14.4
Hospital Management	2.8	0.6	(0.6)	(21.4)	2.2	0.5

Total gross profit	$71.4	15.2%	$(2.6)	(3.6)%	$68.8	14.9%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,919		(104)	(1.0)%	9,815
Revenue per prescription dispensed	$45.71		$(0.22)	(0.5)%	$45.49
Gross Profit per prescription dispensed	$6.92		$(0.13)	(1.9)%	$6.79
Gross Profit percent per prescription dispensed	15.1%		(0.20)	(132.5)%	14.9%
Generic dispensing rate	73.5%		(0.70)	(95.2)%	74.2%
Customer licensed beds under contract
Beginning of period	322,376		(1,631)	(0.5)%	320,745
Additions	6,762		(289)	(4.3)	6,473
Losses	(8,393)		(1,467)	17.5	(9,860)

End of period	320,745		(3,387)	(1.1)%	317,358

Hospital Management (in whole numbers)
Volume information
Hospital management contracts serviced	84		1.0	1.2%	85

Revenues

The decrease in institutional pharmacy revenues of $6.9 million for the three months ended June 30, 2009, compared to the three months ended March 31, 2009, was the result of a rate variance of approximately $2.1 million, or $0.22 decline per prescription dispensed and an unfavorable volume variance of approximately $4.8 million or 104,000 fewer prescriptions dispensed. The rate variance was comprised of an increase of approximately $4.4 million due to the inflation on brand and generic drugs, offset by a decline in revenues of approximately $6.5 million due to the anticipated increase in the generic drug dispensing rate during the period. The volume variance of $4.8 million was due to primarily to the decline in prescriptions dispensed during the period. The revenue per prescription dispensed declined $0.22, or 0.5%, from $45.71 to $45.49. For the three months ended June 30, 2009, the Corporation’s generic drug dispensing rate was 74.2%, compared to 73.5% for the three months ended March 31, 2009.

The decrease in hospital management revenues for the three months ended June 30, 2009 of $0.7 million was due primarily to concessions with certain hospital management contracts serviced during the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $4.9 million for the three months ended June 30, 2009, compared to the three months ended March 31, 2009, due primarily to the mix and volume of drugs dispensed in the period. As a result of a decrease in the generic reimbursement levels, on a per script basis, by the third party payers, drug costs as a percentage of revenues deteriorated 49 bps but was partially offset by a 29 bps improvement in rebates. Labor costs continued to improve during the quarter however the improvement was offset by other costs included within cost of goods sold.

There were no significant changes in the number of hospital management contracts serviced in the period, therefore, hospital management cost of goods sold remained relatively flat from March 31, 2009 to June 30, 2009.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	March 31, 2009		Increase (Decrease)		June 30, 2009
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Institutional Pharmacy	$68.6	14.6%	$(2.0)	(2.9)%	$66.6	14.4%
Hospital Management	2.8	0.6	(0.6)	(21.4)	2.2	0.5

Total gross profit	71.4	15.2	(2.6)	(3.6)	68.8	14.9
Selling, general and administrative expenses	50.9	10.8	(3.7)	(7.3)	47.2	10.2
Amortization expense	1.8	0.4	0.1	5.6	1.9	0.4
Integration, merger and acquisition related costs and other charges	2.0	0.4	(1.4)	(70.0)	0.6	0.1
Interest expense, net	3.2	0.7	0.1	3.1	3.3	0.8

Income before provision for income taxes	13.5	2.9	2.3	17.0	15.8	3.4
Provision for income taxes	5.3	1.1	1.3	24.5	6.6	1.4

Net income	$8.2	1.8%	$1.0	12.2%	$9.2	2.0%

Institutional pharmacy gross profit for the three months ended June 30, 2009, was $66.6 million, or $6.79 per prescription dispensed, compared to $68.6 million, or $6.92 per prescription dispensed, for the three months ended March 31, 2009. Institutional pharmacy gross profit margin for the three months ended June 30, 2009, was 14.9%, compared to 15.1% for the three months ended March 31, 2009. The sequential decrease in gross profit and gross profit per prescription dispensed was attributable to a slight increase in drug costs offset by favorable rebates in the period.

The decrease in hospital management gross profit for the three months ended June 30, 2009 of $0.6 million was due primarily to concessions with certain hospital management contracts serviced during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2009		Increase (Decrease)		June 30, 2009
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$27.0	5.8%	$(1.4)	(5.2)%	$25.6	5.6%
Contracted services	3.0	0.6	0.3	10.0	3.3	0.7
Provision for doubtful accounts	7.1	1.5	(3.5)	(49.3)	3.6	0.8
Supplies	1.8	0.4	0.3	16.7	2.1	0.5
Travel expenses	1.0	0.2	0.1	10.0	1.1	0.2
Professional fees	2.6	0.6	(0.1)	(3.8)	2.5	0.5
Stock-based compensation	0.6	0.1	0.7	116.7	1.3	0.3
Depreciation	2.2	0.5	—	—	2.2	0.5
Rent	1.1	0.2	(0.1)	(9.1)	1.0	0.2
Maintenance	0.6	0.1	0.2	33.3	0.8	0.1
Other costs	3.9	0.8	(0.2)	(5.1)	3.7	0.8

Total selling, general and administrative expenses	$50.9	10.8%	$(3.7)	(7.3)%	$47.2	10.2%

Selling, general and administrative expenses decreased $3.7 million for the three months ended June 30, 2009, compared to the three months ended March 31, 2009. The reduction is due primarily to the reduction in the provision for doubtful accounts of $3.5 million as a result of improved collection from certain payer types. Stock-based compensation increased $0.7 million for the three months ended June 30, 2009, due to the annual stock-based awards being granted during 2009. There were no other significant changes within selling, general and administrative expenses during the period.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2009		June 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.3	0.1%
Equipment and software	4.3	0.9	3.6	0.7
Leased equipment	—	—	0.3	0.1

Total depreciation expense	$4.7	1.0%	$4.2	0.9%

Depreciation expense recorded in cost of goods sold	$2.2	0.5%	$2.0	0.4%
Depreciation expense recorded in selling, general & administrative expenses	2.5	0.5	2.2	0.5

Total depreciation expense	$4.7	1.0%	$4.2	0.9%

Total capital expenditures	$5.0	1.1%	$3.3	0.7%

Depreciation expense decreased for the three months ended June 30, 2009, compared to the three months ended March 31, 2009, due primarily to assets acquired as a result of the Pharmacy Transaction nearing the end of their weighted average useful life.

Amortization expense represents the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2009		June 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.3	0.1%
Non-compete agreements	0.1	NM	0.1	NM
Customer relationships	1.3	0.3	1.5	0.3

Total amortization expense	$1.8	0.4%	$1.9	0.4%

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

Integration, Merger, and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (in millions, except per share amounts):

	Quarter Ended
	March 31, 2009	June 30, 2009
Integration costs:
Professional and advisory fees	$—	$—
General and administrative	0.2	0.1
Employee costs	0.8	0.2
Severance costs	0.4	0.2
Facility costs	0.6	—

	2.0	0.5

Acquisition costs:
Professional and advisory fees	—	0.1
Other costs	—	—

	—	0.1

Total integration, merger and acquisition related costs and other charges	$2.0	$0.6

Negative effect on diluted earnings per share	$(0.04)	$(0.01)

Integration, merger, and acquisition related costs and other charges decreased for the three months ended June 30, 2009, compared to the three months ended March 31, 2009. The decrease was due to there being no pharmacy consolidations during the three months ended June 30, 2009. As of February 28, 2009, all planned pharmacy consolidations were complete. The costs incurred for the three months ended June 30, 2009, were primarily related to the planned integration of our pharmacy system platforms.

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	March 31, 2009	June 30, 2009
	Amount	Amount
Interest Expense, net:
Term Debt	$3.2	$3.3
Revolving Credit Facility	—	—

Subtotal	3.2	3.3
Other:
Interest income	(0.1)	(0.1)
Amortization of deferred financing fees	0.1	0.1

Total interest expense, net	$3.2	$3.3

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	1.18%	0.76%
LIBOR - 1 month, at beginning of period	0.44%	0.50%
LIBOR - 1 month, at end of period	0.50%	0.30%
LIBOR - 3 months, at beginning of period	1.43%	1.19%
LIBOR - 3 months, at end of period	1.19%	0.59%

The margin over the LIBO rate was 1.0% during the three months ended June 30, 2009. The Corporation’s interest rate swap expired on July 31, 2009, therefore, the Corporation’s $240.0 million term debt is now subject to variable interest rates. The expiration of the swap will favorably impact interest expense for a short term period until interest rates return to their historical averages.

Tax Provision

The tax provision for the periods presented was as follows (in million):

	Quarter Ended
	March 31, 2009	June 30, 2009
Tax provision	$5.3	$6.6

Total provision as a percentage of income	39.0%	41.9%

The effective tax rate for the three months ended June 30, 2009, was 41.9%, comprised of 35% for the federal rate, 4.5% for the state rate, and 2.4% for permanent rate differences. The effective tax rate for the three months ended March 31, 2009, was 39.0%, comprised of 35.0% for the federal rate, 4.3% for the state rate, and a permanent rate benefit of 0.3%. The quarter-over-quarter increase in permanent rate items is primarily related to an indemnified claim payment.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended March 31, 2009 and June 30, 2009 (in millions):

Statement of Cash Flows

	Quarter Ended
	March 31, 2009	June 30, 2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$8.2	$9.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4.7	4.2
Amortization	1.8	1.9
Integration, merger and acquisition related costs and other charges	0.2	—
Stock-based compensation	0.6	1.3
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	4.8	6.8
Loss (gain) on disposition of equipment	0.1	—
Other	(0.1)	—
Change in operating assets and liabilities:
Accounts receivable, net	0.6	8.1
Inventory and other assets	1.4	1.1
Prepaids and other assets	3.1	0.2
Accounts payable	(8.0)	0.2
Salaries, wages and other compensation	(5.0)	(1.0)
Other accrued liabilities	1.4	(3.3)

Net cash provided by operating activities	13.9	28.8

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.2)	(3.3)
Cash proceeds from sale of assets	—	0.1

Net cash used in investing activities	(3.2)	(3.2)

Cash flows provided by financing activities:
Repayments of long-term debt and capital lease obligations	(0.1)	(0.2)
Issuance of common stock	0.1	0.2
Tax benefit from stock-based compensation	0.1	—

Net cash provided by financing activities	0.1	—

Change in cash and cash equivalents	10.8	25.6
Cash and cash equivalents at beginning of period	41.3	52.1

Cash and cash equivalents at end of period	$52.1	$77.7

Supplemental information:
Cash paid for interest	$3.3	$3.2

Cash paid for taxes	$0.3	$1.1

Supplemental schedule of non-cash activities:
Capital lease obligations	$1.8	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 .

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation held its 2009 Annual Meeting of Stockholders on June 4, 2009.

The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Gregory S. Weishar	28,634,675	62,431
Thomas P. Mac Mahon	28,638,010	59,096
Frank E. Collins, Esq.	28,637,872	59,234
Dr. Thomas P. Gerrity	28,638,682	58,424
Daniel N. Mendelson	28,634,500	62,606
Dr. Robert A. Oakley	28,639,436	57,670
W. Robert Dahl, Jr.	23,903,588	4,793,518
Marjorie W. Dorr	28,663,012	34,094

The stockholders ratified the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accountants for the fiscal year ending December 31, 2009. A total of 28,652,544 votes were cast in favor of the proposal; 39,806 votes were cast against it; 4,756 votes abstained; and there were 1,790,556 broker non-votes.

The stockholders also approved the Corporation’s Amended and Restated 2007 Omnibus Incentive Plan. A total of 25,575,335 votes were cast in favor of the proposal; 852,585 votes were cast against it; 15,350 votes abstained; and there were 4,044,392 broker non-votes.

Item 6.	Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant (1)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.9	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan

10.52	Employment Agreement dated April 20, 2009 between William Monast and Pharmerica Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 3, 2009	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and
Director
Date: August 3, 2009

/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and
Chief Financial Officer

Date: August 3, 2009	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.9	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan

10.52	Employment Agreement dated April 20, 2009 between William Monast and PharMerica Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002