Form 10-Q
period 2009-09-30
PharMerica CORP
filed 2009-10-29
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 23, 2009
Common stock, $0.01 par value	30,612,465 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Nine Months Ended September 30, 2008 and 2009

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$486.2	$461.0	$1,467.6	$1,389.8
Cost of goods sold	415.9	394.8	1,254.0	1,183.4

Gross profit	70.3	66.2	213.6	206.4
Selling, general and administrative expenses	50.5	44.1	161.8	142.2
Amortization expense	1.6	2.5	4.8	6.2
Integration, merger and acquisition related costs and other charges	7.1	0.9	17.8	3.5

Operating income	11.1	18.7	29.2	54.5
Interest expense, net	3.4	1.9	10.6	8.4

Income before income taxes	7.7	16.8	18.6	46.1
Provision for income taxes	3.4	2.2	8.1	14.1

Net income	$4.3	$14.6	$10.5	$32.0

Earnings per common share:
Basic	$0.14	$0.48	$0.35	$1.06
Diluted	$0.14	$0.48	$0.35	$1.05
Shares used in computing earnings per common share:
Basic	30,105,157	30,287,709	30,081,596	30,244,014
Diluted	30,391,484	30,508,342	30,195,009	30,373,255

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and September 30, 2009

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41.3	$73.8
Accounts receivable, net	219.3	215.3
Inventory	73.4	73.4
Deferred tax assets	24.9	33.0
Prepaids and other assets	16.7	19.4

	375.6	414.9

Equipment and leasehold improvements	97.1	109.9
Accumulated depreciation	(43.1)	(55.4)

	54.0	54.5

Deferred tax assets, net	59.4	33.3
Goodwill	113.7	128.5
Intangible assets, net	73.4	72.3
Other	3.1	2.4

	$679.2	$705.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.4	$51.1
Salaries, wages and other compensation	36.3	34.6
Other accrued liabilities	12.6	5.5

	103.3	91.2

Long-term debt	240.0	240.0
Other long-term liabilities	16.1	15.5
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2008 and September 30, 2009	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,477,558 shares and 30,608,362 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively.	0.3	0.3
Capital in excess of par value	338.7	343.3
Accumulated other comprehensive loss	(2.8)	—
Retained (deficit) earnings	(16.4)	15.6

	319.8	359.2

	$679.2	$705.9

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Nine Months Ended September 30, 2008 and 2009

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cash flows provided by (used in) operating activities:
Net income	$4.3	$14.6	$10.5	$32.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.3	4.5	16.8	13.4
Amortization	1.6	2.5	4.8	6.2
Integration, merger and acquisition related costs and other charges	0.6	—	1.5	0.2
Stock-based compensation	1.4	1.3	3.5	3.2
Amortization of deferred financing fees	0.1	0.1	0.3	0.3
Deferred income taxes	2.8	2.7	6.9	14.3
Loss on disposition of equipment	0.2	—	0.8	0.1
Other	(0.3)	(0.1)	(0.3)	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	(4.8)	(4.5)	(8.7)	4.2
Inventory and other assets	(1.6)	(2.4)	—	0.1
Prepaids and other assets	0.1	(5.3)	4.5	(2.0)
Accounts payable	8.1	4.8	1.9	(3.0)
Salaries, wages and other compensation	0.9	1.0	(1.6)	(5.0)
Other accrued liabilities	(1.2)	(2.3)	0.8	(4.2)

Net cash provided by operating activities	17.5	16.9	41.7	59.6

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.0)	(5.8)	(17.8)	(12.3)
Acquisitions	(4.4)	(15.9)	(4.4)	(15.9)
Cash proceeds from sale of assets	0.1	—	0.3	0.1

Net cash used in investing activities	(10.3)	(21.7)	(21.9)	(28.1)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and capital lease obligations	—	(0.1)	(10.0)	(0.4)
Issuance of common stock	0.5	1.0	0.7	1.3
Cash contributions received from minority shareholders	—	—	0.1	—
Tax benefit from stock-based compensation	—	—	—	0.1

Net cash provided by (used in) financing activities	0.5	0.9	(9.2)	1.0

Change in cash and cash equivalents	7.7	(3.9)	10.6	32.5
Cash and cash equivalents at beginning of period	34.9	77.7	32.0	41.3

Cash and cash equivalents at end of period	$42.6	$73.8	$42.6	$73.8

Supplemental information:
Cash paid for interest	$3.6	$3.8	$11.1	$10.3

Cash paid for taxes	$0.5	$0.2	$1.4	$1.6

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$—	$—	$(1.4)	$—

Fair value of liabilities assumed or incurred	$—	$—	$(1.4)	$—

Capital lease obligations	$—	$—	$—	$1.8

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss) (AOCI)	Retained (Deficit) Earnings	Total
	Shares	Amount
Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$319.8
Comprehensive income:
Net income	—	—	—	—	32.0	32.0
Change in fair value of interest rate swap, net	—	—	—	2.8	—	2.8

Total comprehensive income	—	—	—	2.8	32.0	34.8

Grant and forfeiture of non-vested restricted stock	31,865	—	—	—	—	—
Exercise of stock options	98,939	—	1.3	—	—	1.3
Stock-based compensation - restricted stock	—	—	1.8	—	—	1.8
Stock-based compensation - stock options	—	—	1.4	—	—	1.4
Income tax benefit in connection with the issuance of common stock under stock-based compensation plans	—	—	0.1	—	—	0.1

Balance at September 30, 2009	30,608,362	$0.3	$343.3	$—	$15.6	$359.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 97 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental or regulatory inquiries; other contingent liabilities; changes in economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. As of September 30, 2009, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Corporation follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial liabilities disclosed at fair value at September 30, 2009, are set forth in the table below (in millions):

	Assets/ (Liabilities)	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$(2.7)	$—	$(2.7)	$—	A
Contingent Consideration	$(1.7)	$—	$	$(1.7)	C

The Corporation’s Level 2 liability represent an unfunded obligation associated with a deferred compensation plan offered to eligible employees and Board members of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The Corporation’s Level 3 liability represents a contingent consideration associated with our August 10, 2009 institutional pharmacy acquisition (the “2009 Acquisition”). The fair value of the liability associated with the contingent consideration is derived using the income approach with unobservable inputs in which there is little or no market data.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2008	September 30, 2009
Institutional healthcare providers	$148.0	$142.3
Medicare Part D	59.5	59.2
Private payor and other	35.9	39.7
Insured	10.4	9.9
Medicaid	9.4	9.2
Medicare	2.6	1.3
Allowance for doubtful accounts	(46.5)	(46.3)

	$219.3	$215.3

0 to 60 days	64.1%	63.6%
61 to 120 days	18.1%	17.1%
Over 120 days	17.8%	19.3%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2008	$43.4	$0.3	$24.7	$(21.9)	$46.5
Nine Months Ended September 30, 2009	$46.5	$3.5	$13.2	$(16.9)	$46.3

The allowance for doubtful accounts included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt for the current period.

Concentration of Credit Risk

For the three months and nine months ended September 30, 2009, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the straight-line method.

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

Expenditures for maintenance, repairs, and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended September 30, 2008 and 2009, maintenance and repairs were approximately $1.7 million and $1.4 million, respectively. For the nine months ended September 30, 2008 and 2009, maintenance and repairs were approximately $5.5 million and $4.7 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements or intangibles for the three months and nine months ended September 30, 2008 and 2009.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended September 30, 2008 and 2009, the Corporation capitalized software development costs of $0.4 million and $0.8 million, respectively. For the nine months ended September 30, 2008 and 2009 the Corporation capitalized software development costs of $1.5 million and $2.0 million, respectively. As of December 31, 2008 and September 30, 2009, net capitalized internal software costs and purchased software costs totaled $7.5 million and $6.1 million, respectively.

Goodwill and Other Intangibles

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based upon historical claims data and inputs from third-party administrators. As of December 31, 2008 and September 30, 2009, the Corporation had approximately $2.6 million and $2.3 million, respectively, recorded as a liability for self-insured employee health benefits.

On September 5, 2008 the Corporation received a $2.1 million refund as a result of over charges on self-insured employee health benefits, of which approximately $1.2 million related to 2007. For the three months ended September 30, 2008, employee benefits classified in costs of goods sold and selling, general and administrative expenses were reduced by $1.5 million and $0.6 million, respectively.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended September 30, 2008 and 2009, rebates were $12.1 million and $12.9 million, respectively, and for the nine months ended September 30, 2008 and 2009 rebates were $38.7 million and $35.0 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying condensed consolidated income statements. The Corporation had approximately $2.8 million and $2.6 million of rebates capitalized in inventory as of December 31, 2008 and September 30, 2009, respectively.

Delivery Expenses

The Corporation incurred delivery expenses totaling approximately $15.9 million and $14.2 million for the three months ended September 30, 2008 and 2009, respectively, and $47.3 million and $41.5 million for the nine months ended September 30, 2008 and 2009, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Accumulated Comprehensive Income (Loss)

On July 31, 2007, the Corporation entered into an interest rate swap agreement, which the Corporation designated as a cash flow hedge. The swap expired on July 31, 2009. The Corporation recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized into earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized into earnings. As of December 31, 2008, accumulated other comprehensive loss was $2.8 million. The Corporation did not have accumulated other comprehensive income (loss) as of September 30, 2009 due to the expiration of the swap on July 31, 2009.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Corporation recognizes compensation expense based on the grant date fair value. The following table summarizes stock-based compensation expense of the Corporation for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Nonvested stock and stock option expense	$1.4	$1.3	$3.5	$3.2
Income tax benefit	$0.6	$0.5	$1.5	$1.3
Negative effect on diluted earnings per share	$(0.03)	$(0.03)	$(0.07)	$(0.06)

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

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, non-governmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature. The Corporation has adopted SFAS 168 and the adoption did not have a material effect on the Corporation’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income, or cash flows.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—ACQUISITIONS

2009 Acquisition

On August 10, 2009, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy and medical supplies and services to residents of long-term care facilities. The Corporation paid $15.9 million in cash for the business, with an additional amount not to exceed $10.0 million in the form of a contingent consideration to be paid at the end of a three year period based upon the cumulative achievement of certain financial performance measures. The transaction was accounted for as a business combination, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Company recorded $4.4 million as finite lived intangible assets and $12.6 million of goodwill. The contingent consideration was recorded at fair value at the acquisition date in the amount of $1.7 million. The contingent consideration will be adjusted to fair value through earnings until the final amount is determined.

For the three months and nine months ended September 30, 2009, the Corporation has incurred costs of $0.5 million and $0.6 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, acquisition related costs and other charges. Prior to January 1, 2009, costs associated with acquisitions were capitalized as a part of the respective purchase price.

2008 Acquisitions

On November 1, 2008, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy, and medical supplies and services to residents of long-term care facilities for $21.5 million in cash. The transaction was accounted for as a purchase, in which the purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $17.2 million as a finite lived intangible customer relationship and $2.0 million as goodwill.

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

Other

The total amount of goodwill expected to be deductible for tax purposes from past acquisitions of the Corporation was $108.5 million as of September 30, 2009. Deferred tax assets and liabilities are further described in Note 10.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2008	September 30, 2009
Leasehold improvements	$8.9	$9.0
Equipment and software	83.2	90.8
Leased equipment	0.7	2.5
Construction in progress	4.3	7.6

	97.1	109.9
Accumulated depreciation	(43.1)	(55.4)

Total	$54.0	$54.5

	Balance at December 31, 2008	Additions	Disposals	Transfers	Balance at September 30, 2009
Equipment and leasehold improvements:
Leasehold improvements	$8.9	$0.4	$(0.3)	$—	$9.0
Equipment and software	83.2	7.4	(1.2)	1.4	90.8
Leased equipment	0.7	1.8	—	—	2.5
Construction in progress	4.3	4.7	—	(1.4)	7.6

SubTotal	97.1	14.3	(1.5)	—	109.9
Accumulated depreciation	(43.1)	(13.4)	1.1	—	(55.4)

Total	$54.0	$0.9	$(0.4)	$—	$54.5

Fixed asset additions include approximately $2.4 million of assets acquired as a result of the 2009 Acquisition. Depreciation expense totaled approximately $5.3 million and $4.5 million for the three months ended September 30, 2008 and 2009, respectively. Depreciation expense totaled approximately $16.8 million and $13.4 million for the nine months ended September 30, 2008 and 2009, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$17.7	*
2010	15.3
2011	10.7
2012	7.0
2013	3.9
Thereafter	13.3

Total	$67.9

*	The 2009 amount shown includes depreciation expense for the nine months ended September 30, 2009 of $13.4 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the components of the Corporation’s goodwill (dollars in millions):

Balance at December 31, 2008	$113.7
Tax related adjustment associated with Pharmacy Transaction	1.7
Release of escrow deposit from 2008 acquisition	0.5
Goodwill acquired in 2009 acquisition	12.6

Balance at September 30, 2009	$128.5

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2008	Balance at September 30, 2009
Customer relationships	$53.1	$56.2
Trade name	27.9	28.5
Non-compete agreement	2.4	3.8

Sub Total	83.4	88.5
Accumulated amortization	(10.0)	(16.2)

Net intangible assets	$73.4	$72.3

Intangible assets included $4.4 million of assets acquired as a result of the 2009 Acquisition. Amortization expense relating to finite lived intangible assets was approximately $1.6 million and $2.5 million for the three months ended September 30, 2008 and 2009, respectively. Amortization expense was approximately $4.8 million and $6.2 million for the nine months ended September 30, 2008 and 2009, respectively.

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the current year and next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$8.8	*
2010	6.6
2011	5.2
2012	5.2
2013	5.2
Thereafter	47.5

	$78.5

*	The 2009 amount shown includes amortization expense for the nine months ended September 30, 2009 of $6.2 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT

On July 31, 2007, the Corporation entered into a credit agreement among the Corporation, the Lenders named therein, and JPMorgan, as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility; as of September 30, 2009, $240.0 million was outstanding under the term loan facility and no amounts were outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses, and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

2007 Credit Agreement:	December 31, 2008	September 30, 2009
Term Debt - payable to lenders at LIBOR plus applicable margin (1.3% as of September 30, 2009), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—	—

Total debt	$240.0	$240.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (dollars in millions):

Year Ending December 31,
2009	$—
2010	—
2011	—
2012	240.0

Total	$240.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2009 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of September 30, 2009. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Fixed Charge Coverage Ratio	Leverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00%
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
September 30, 2009	4.42	2.03	* *

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method over the term of the Credit Agreement. As of September 30, 2009, the Corporation had $1.1 million of unamortized deferred financing fees.

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

Effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005 (“DRA”) changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest average manufacturer price or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations.

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc. in its Blue Book, which provides drug databases, content integration software, and drug reference products. AWP has been widely used to calculate the majority of the Medicaid, Medicare Part A and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

On March 30, 2009, the Court approved the settlement of the litigation. Pursuant to the settlement, First DataBank: (i) adjusted its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 National Drug Codes, or NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) established a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices. The price adjustment required under the provisions of the settlement agreement occurred on September 26, 2009.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank has applied the same 1.20 markup factor to all other NDCs, whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20 times WAC. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

The Corporation and the vast preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing could not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP.

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

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder and former parent of PharMerica LTC. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. Also under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management, systems, and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $4.5 million and $2.9 million of costs for the three months ended September 30, 2008 and 2009, respectively, under the IT Services Agreement. The Corporation has incurred $13.9 million and $8.6 million of costs for the nine months ended September 30, 2008 and 2009, respectively, under the IT Services Agreement. As of September 30, 2009, the Corporation has approximately $1.9 million in accounts payable related to the IT Services Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Pharmacy locations and administrative offices lease expense	$4.2	$3.5	$12.8	$10.5
Office equipment lease expense	1.3	0.8	4.7	2.1

Total lease expense	$5.5	$4.3	$17.5	$12.6

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2009	$14.5	*	$0.5	$15.0
2010	12.7		0.6	13.3
2011	8.4		0.6	9.0
2012	6.1		0.2	6.3
2013	5.0		—	5.0
Thereafter	10.2		—	10.2

Total	$56.9		$1.9	$58.8

Less: interest portion			(0.1)

Long-term obligations under capital lease			$1.8

*	The 2009 amount shown includes rental expense for Pharmacy locations and administrative offices lease expense of $10.5 million for the nine months ended September 30, 2009.

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

As noted, the Corporation obtains reimbursement for drugs it provides to enrollees of a given Part D Plan in accordance with the terms of the agreement negotiated between it and that Part D Plan. The Corporation has entered into such agreements with nearly all Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Corporation in the ordinary course of business has ongoing discussions with Part D Plans and may, as appropriate, renegotiate agreements.

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$219.5	45.1%	$211.4	45.9%	$665.6	45.4%	$635.9	45.8%
Institutional healthcare providers	141.9	29.2	134.7	29.2	434.6	29.6	414.5	29.8
Medicaid	46.3	9.5	42.1	9.1	138.7	9.5	127.7	9.2
Private and other	35.5	7.3	34.6	7.5	100.4	6.8	94.9	6.8
Insured	25.7	5.3	22.8	5.0	75.8	5.2	68.8	4.9
Medicare	2.7	0.6	1.5	0.3	8.0	0.5	5.2	0.4
Hospital management fees	14.6	3.0	13.9	3.0	44.5	3.0	42.8	3.1

Total	$486.2	100.0%	$461.0	100.0%	$1,467.6	100.0%	$1,389.8	100.0%

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Integration costs and other charges:
Professional and advisory fees	$0.4	$—	$1.5	$—
General and administrative	0.5	0.1	2.6	0.4
Employee costs	2.3	0.2	6.3	1.2
Severance costs	2.0	—	3.7	0.6
Facility costs	1.9	0.1	3.7	0.7

	7.1	0.4	17.8	2.9

Acquisition costs:
Professional and advisory fees	—	0.5	—	0.6

	—	0.5	—	0.6

Total integration, merger, and acquisition related costs and other charges	$7.1	$0.9	$17.8	$3.5

Negative effect on diluted earnings per share	$(0.13)	$(0.02)	$(0.33)	$(0.07)

The Corporation incurred integration, merger, and acquisition related costs and other charges through September 30, 2009, related to the consolidation of pharmacies within a similar location and costs to convert data and integrate systems. In fiscal year 2009, we began the integration of our pharmacy system platforms. The Corporation currently expects to incur costs related to the integration of its pharmacy system platforms during fiscal years ended December 31, 2009 and 2010. During the nine months ended September 30, 2009, there was one pharmacy location impacted by consolidation.

For the three months and nine months ended September 30, 2009, the Corporation has incurred costs of $0.5 million and $0.6 million, respectively, for acquisition related costs. Prior to January 1, 2009, costs associated with acquisitions were capitalized as a part of the respective purchase price.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of September 30, 2009, there were no shares of preferred stock outstanding.

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

As of September 30, 2009, total shares available for grants of stock based awards pursuant to the Omnibus Plan were 1,546,390 shares.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Stock option compensation expense	$0.8	$0.4	$1.7	$1.4
Nonvested stock compensation expense	0.6	0.9	1.8	1.8

Total Stock Compensation Expense	$1.4	$1.3	$3.5	$3.2

Negative effect on diluted earnings per share	$(0.03)	$(0.03)	$(0.07)	$(0.06)

As of September 30, 2009, there was $10.3 million of total unrecognized compensation cost related to the Corporation’s stock-based compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from fewer than 1 – 2.2 years depending on the type of awards granted.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2009	$4.8	*
2010	4.9
2011	2.8
2012	0.9
2013	0.1
Thereafter	—

Total	$13.5

*	The 2009 amount shown includes stock-based compensation expense for the nine months ended September 30, 2009 of $3.2 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted during 2008 and the nine months ended September 30, 2009, using the Black-Scholes Merton option-pricing model:

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

During the nine months ended September 30, 2009, the Compensation Committee granted 538,365 stock options under the Omnibus Plan with grant prices ranging from $14.89 to $18.25. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted for the nine months ended September 30, 2008 and 2009 was $4.67 and $4.42 per share, respectively. The fair value of stock options exercised for the nine months ended September 30, 2008 and 2009, was $0.3 million and $0.6 million, respectively. The total fair value of options vested was $1.9 million and $1.6 million for the nine months ended September 30, 2008 and 2009, respectively. Cash received from stock option exercises for the nine months ended September 30, 2009, was $1.3 million.

During 2008, the Compensation Committee granted 324,507 stock options under the Omnibus Plan with grant prices ranging from $15.10 to $23.79. The weighted average fair value based on the Black-Scholes option pricing model for stock options granted during 2008 was $4.67 per share.

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(67,878)	13.28
Canceled	(194,363)	14.88

Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Granted	538,365	15.19
Exercised	(98,939)	12.75
Canceled	(30,280)	14.35

Outstanding at September 30, 2009	1,741,795	$15.58	5.5 years	$5.3

Exercisable at September 30, 2009	594,328	$15.43	5.1 years	$1.9

Nonvested Shares

During the nine months ended September 30, 2009, the Compensation Committee granted 32,534 shares of restricted stock and 152,580 performance share units under the Omnibus Plan. The total fair value of shares vested for the nine months ended September 30, 2008 and 2009, was $1.1 million and $0.3 million, respectively. During 2008, the Compensation Committee granted 72,548 shares of restricted stock and 68,275 performance share units under the Omnibus Plan.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 428,521 shares.

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2007	360,904	$15.13

Granted	140,823	16.83
Forfeited	(33,578)	12.84
Vested	(125,558)	16.23

Outstanding shares at December 31, 2008	342,591	$15.93

Granted	185,114	15.70
Forfeited	(4,542)	13.52
Vested	(27,847)	10.36

Outstanding shares at September 30, 2009	495,316	$16.19

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan were $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2009, respectively, and $4.6 million and $4.1 million for the nine months ended September 30, 2008 and 2009, respectively.

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

As of December 31, 2008 and September 30, 2009, the Corporation had $1.4 million and $2.7 million, respectively, recognized as a liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Tax provision	$3.4	$2.2	$8.1	$14.1

Total provision as a percentage of income	42.9%	13.1%	43.2%	30.6%

During the three month period ended September 30, 2009, the Corporation recorded a tax benefit of $4.5 million ($0.15 diluted earnings per share) related to the adoption of an internal legal entity restructuring plan. Pursuant to the restructuring plan, the Corporation believes that it is more likely than not that it will be able to realize certain historic state net operating loss carryfowards for which a valuation allowance had previously been provided. The restructuring plan is expected to be completed by December 31, 2010. Excluding this one-time benefit, the provision for income taxes for the three months ended September 30, 2009 would have been $6.7 million (39.7% of income). For the nine months ended September 30, 2009, the provision for income taxes excluding the benefit of the $4.5 million valuation allowance release would have been $18.6 million (40.3% of income).

The decrease in our provision for income taxes as a percentage of income for the nine months ended September 30, 2009 relative to the comparable 2008 period was primarily the result of the third quarter 2009 valuation allowance release and the prospective favorable impact of a fourth quarter 2008 tax ruling on specific permanent items, which were partially offset by a permanent rate item related to an indemnified claim payment. Apart from the discrete tax benefit recorded as a result of the internal legal entity restructuring, the effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax-deductible goodwill acquired in the 2007 Pharmacy Transaction. At the transaction date, the tax basis of this goodwill was $126.3 million, amortizable over a remaining life for tax purposes of approximately six years. The tax basis of this goodwill was approximately $80.8 million and $59.0 million at December 31, 2008 and September 30, 2009, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of September 30, 2009, the Corporation has tax benefits from federal net operating loss carryforwards of $12.5 million. A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $84.3 million at December 31, 2008 and $66.3 million at September 30, 2009, net of valuation allowances of $10.3 million and $1.9 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Numerator for basic and diluted earnings per share - net income	$4.3	$14.6	$10.5	$32.0

Denominator:
Denominator for basic earnings per share - weighted average shares	30,105,157	30,287,709	30,081,596	30,244,014
Effect of dilutive securities:
Employee stock options	197,176	117,725	71,802	55,879
Employee restricted shares	89,151	102,908	41,611	73,362

Denominator for diluted earnings per share - adjusted weighted average shares	30,391,484	30,508,342	30,195,009	30,373,255

Basic earnings per share	$0.14	$0.48	$0.35	$1.06

Diluted earnings per share	$0.14	$0.48	$0.35	$1.05

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues:
Institutional pharmacies	$471.6	$447.1	$1,423.1	$1,347.0
Hospital pharmacy management	14.6	13.9	44.5	42.8

	$486.2	$461.0	$1,467.6	$1,389.8

Net income:
Segment operating income:
Institutional pharmacies	$28.4	$29.7	$79.1	$85.3
Hospital pharmacy management	2.2	1.2	7.0	4.9

Segment operating income	30.6	30.9	86.1	90.2
Rent	(5.5)	(4.3)	(17.5)	(12.6)
Depreciation and amortization	(6.9)	(7.0)	(21.6)	(19.6)
Integration, merger and acquisition related costs and other charges	(7.1)	(0.9)	(17.8)	(3.5)
Interest expense, net	(3.4)	(1.9)	(10.6)	(8.4)

Income before income taxes	7.7	16.8	18.6	46.1
Provision for income taxes	3.4	2.2	8.1	14.1

Net income	$4.3	$14.6	$10.5	$32.0

Rent:
Institutional pharmacies	$5.4	$4.3	$17.4	$12.6
Hospital pharmacy management	0.1	—	0.1	—

	$5.5	$4.3	$17.5	$12.6

Depreciation and amortization:
Institutional pharmacies	$6.9	$7.0	$21.6	$19.6
Hospital pharmacy management	—	—	—	—

	$6.9	$7.0	$21.6	$19.6

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$6.0	$5.8	$17.8	$12.3
Hospital pharmacy management	—	—	—	—

	$6.0	$5.8	$17.8	$12.3

	December 31, 2008	September 30, 2009
Assets:
Institutional pharmacies	$671.4	$697.5
Hospital pharmacy management	7.8	8.4

	$679.2	$705.9

Goodwill:
Institutional pharmacies	$113.7	$128.5
Hospital pharmacy management	—	—

	$113.7	$128.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties, and other factors that could cause the Corporation’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of intense competition in the markets in which we operate;

•	the effects of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

•	the effects of renegotiating contract pricing relating to significant customers, suppliers, including the hospital pharmacy segment which is substantially related to service provided to one customer;

•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Corporation’s operations;

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

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects on the Corporation’s results of operations related to the accounting for the costs of acquisitions as a result of new accounting rules;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;

•	the effects of changes to critical accounting estimates; and

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

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months and nine months ended September 30, 2009 reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 97 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 85 hospitals in the United States.

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

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in a 15 to 30-day supply. Unit dosed medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents.

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

Additional business segment information is set forth in Part I, Item 1 “Financial Statements” and Note 12—“Business Segment Data” to the condensed consolidated financial statements of this quarterly report on Form 10-Q as of September 30, 2009.

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

At September 30, 2009, we had contracts to provide pharmacy services to 317,660 licensed beds for patients in healthcare facilities in 41 states. We also have significant customer concentrations with facilities operated by Kindred. For the three months and nine months ended September 30, 2009, Kindred institutional pharmacy contracts represented approximately 10% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At September 30, 2009, the Corporation had provided hospital management services to Kindred and other customers for Hospital Pharmacy Services at 85 locations. For the three months and nine months ended September 30, 2009, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in ABDC’s generic formulary purchase program for a period of five years, ending on July 31, 2012. In addition, ABDC supports the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provides inventory management support and packaging services. Also, under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met.

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

The following table summarizes the historical generic drug dispensing rate:

	2008	2009
March 31	69.0%	73.5%
June 30	69.9	74.2
September 30	71.3	74.5
December 31	72.5	N/A

The following table summarizes the material anticipated brand to generic conversions from 2010 to 2012:

	2010		2011		2012		2013
	Cozaar	*	Actos	*	Geodon	*	Namenda
	Hyzaar		Xalatan	*	Lexapro		Arranon
*	Flomax		Caduet		Viagra	*	Xopenex
	Starlix		Femara		Avapro		Fuzeon
	Arimidex	*	Zyprexa	*	Seroquel	*	Humalog
	Epivir		TriCor		Avandia		Tygacil
*	Advair Diskus		Xeloda		Lunesta		Zomig
*	Effexor XR		Ambisome	*	Lovenox		Emend
*	Aricept	*	Levaquin	*	Singulair
	Astelin		Faslodex	*	Diovan
*	Mirapex	*	Lipitor	*	Diovan HCT
	Xenical			*	Detrol
Crestor
Avandamet
Atacand
Boniva
Combivir
Lescol
				*	Plavix
Zometa

*	Denotes top 50 drug spend for the Corporation during the nine months ended September 30, 2009

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic will decrease our revenue but at the same time may improve our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. The amount of improvement in gross margin is also dependent on the particular brand not being granted an exclusivity period and actual contracted terms with customers. In addition, once a generic has been introduced and multiple manufacturers begin producing alternatives the Corporation is likely to see margin compression as reimbursement declines. Due to the nature of the brand to generic conversion, management cannot estimate the financial impact of the brand to generic conversions from 2010 to 2012 on its results of operations.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates included in our consolidated income statements were $12.1 million and $12.9 million for the three months ended September 30, 2008 and 2009, respectively, and $38.7 million and $35.0 million for the nine months ended September 30, 2008 and 2009, respectively.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $4.5 million and $2.9 million of costs for the three months ended September 30, 2008 and 2009, respectively, under the IT Services Agreement. The Corporation has incurred $13.9 million and $8.6 million of costs for the nine months ended September 30, 2008 and 2009, respectively, under the IT Services Agreement. As of September 30, 2009, the Corporation has approximately $1.9 million in accounts payable related to the IT Services Agreement.

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

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) which included a major expansion of the Medicare program through the introduction of a prescription drug benefit (titled Medicare Part D) which is administered by commercial market insurers contracted with CMS. Under Medicare Part D, Medicare beneficiaries who are also entitled to benefits under a state Medicaid program (so called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Since January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Medicare Part D. Accordingly, Medicaid is no longer a primary payer for the pharmacy services provided to these residents. See “Overview of Reimbursement.”

A summary of our revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$219.5	45.1%	$211.4	45.9%	$665.6	45.4%	$635.9	45.8%
Institutional healthcare providers	141.9	29.2	134.7	29.2	434.6	29.6	414.5	29.8
Medicaid	46.3	9.5	42.1	9.1	138.7	9.5	127.7	9.2
Private and other	35.5	7.3	34.6	7.5	100.4	6.8	94.9	6.8
Insured	25.7	5.3	22.8	5.0	75.8	5.2	68.8	4.9
Medicare	2.7	0.6	1.5	0.3	8.0	0.5	5.2	0.4
Hospital management fees	14.6	3.0	13.9	3.0	44.5	3.0	42.8	3.1

Total	$486.2	100.0%	$461.0	100.0%	$1,467.6	100.0%	$1,389.8	100.0%

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

Under Medicaid FMAP, the federal government matches certain state expenditures for Medicaid social service programs. As such, the $87.0 billion increase in FMAP goes directly from the federal government to eligible states. Eligible states will receive a minimum 6.2% FMAP increase retroactive to October 1, 2008 and going forward to December 31, 2010, with additional funds going to states with higher unemployment rates. To ensure eligibility for the FMAP increase, states must maintain or reinstate previously required Medicaid eligibility standards, comply with prompt pay requirements and meet certain other specific criteria. Although the funds are through the FMAP program, states receive the money as general funds and, aside from a prohibition against placing the money in a “rainy day” fund, may expend the funds at the states’ discretion. HHS continues to release determinations of enhanced payments on a rolling basis, effective for the quarter-year periods.

The Stimulus Package also provides $21.0 billion designated for investment in HIT infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to adopt HIT. Of this funding, $2.0 billion is set aside for “adoption activities” while $19.0 billion will go to providers engaged in the “meaningful use” of electronic health records (“EHR”). Meaningful users are providers who use certified EHR technology, exchange EHR information to improve quality and coordination of care, and use EHR to submit quality measures. For physicians, the structure largely mirrors the e-prescribing framework set out in the Medicare Improvements for Patients and Providers Act (“MIPPA”) by incentivizing adoption of HIT through granting up to $44,000 per physician until 2014, and thereafter penalizing physicians who have not yet adopted. Similarly, hospitals are eligible for bonus payments if determined to be meaningful users of EHR. The impact of these provisions, according to the Congressional Budget Office, will be that approximately 90% of doctors and 70% of hospitals adopt EHR technology over the next 10 years. The impact of the Stimulus Package is unclear at this time.

Proposed Federal Budget and Health Care Reform

The proposed federal budget for fiscal year 2010 builds on the health provisions of the Stimulus Package while simultaneously introducing new healthcare-related programs generally aimed at improving quality, efficiency, and accountability, and at encouraging shared responsibility for health care. The proposed budget does not include many program specifics and will not necessarily parallel the final version as altered and approved by Congress. The most significant aspect of the proposed budget is a new $630.0 billion reserve fund to help finance future healthcare reform. This is proposed to be funded by both tax changes and Medicare and Medicaid reform. The budget specifies increasing Medicaid rebates and broadening utilization of generics as some of the many parts of the Health Reform Reserve Fund. The exact nature and structure of such reform is being debated by Congress and the Obama administration and cannot be predicted with any certainty. In conjunction, Congress and the Obama administration are debating significant restructuring of the health care system as a whole, the impact of which is unclear at this time.

Beyond healthcare reform, the budget expands funding for a variety of programs including comparative effectiveness and cancer research. In addition, the proposed budget builds on and implements a variety of provisions of the Stimulus Package. At this time, however, all these provisions are solely the administration’s recommendation. The House and Senate are currently working on separate versions of the budget. Without a final version of the appropriations bills, we are unable to analyze the potential impact of these fiscal changes on our business.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its nursing home customers. The changes include, among other things, a new competitive bidding program. Only suppliers that are winning bidders will be eligible to provide competitively-bid items to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process that was to begin on July 1, 2008. However, in addition to the changes previously discussed as implemented by MIPPA, the contracts awarded under the Part B competitive acquisition program were terminated. The law now requires Round 1 of the bidding to occur in 2009 for implementation in 2010. CMS has issued an interim final rule, to be effective April 18, 2009, implementing the MIPPA provisions that: (1) delay implementation of Round 1 of the competitive bidding program; (2) require CMS to conduct a second Round 1 competition in 2009; and (3) mandate certain changes for the Round 1 rebid and subsequent rounds of the program. Round 2 will occur after that for the complete implementation of the program in 2010. As a result, on August 3, 2009, CMS established a timeline for DMEPOS bidding. Suppliers must be accredited by September 30, 2009 and have a surety bond by October 3, 2009. The round one rebid process will then run from October 21, 2009 to December 21, 2009, with registration required by November 4, 2009.

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

CMS recently released a report indicating that approximately $41.0 million in Medicare Part D payments for prescription drugs, some dispensed by LTC pharmacies, were likely made incorrectly. CMS concluded many of the drugs, which were dispensed during Part A SNF stays, should have been included in per diem payments under Medicare Part A. CMS stated it will focus on ensuring such improper payments do not occur in the future. We are unable to fully evaluate the impact of current and future federal initiatives aimed at eliminating these discrepancies.

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

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005, or DRA, changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest Average Manufacturer Price, or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations. MIPPA delayed the possible use of AMP in setting the Federal Upper Limit (“FULs”) for multiple source drugs through September 30, 2009, and delayed public posting of AMP data until October 1, 2009. Use of AMP in FULs and public posting of AMP data are currently on hold due to the injunction.

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

Other

Average wholesale price, or AWP, is a pricing benchmark published by First DataBank, Inc. in its Blue Book, that provides drug databases, content integration software, and drug reference products. AWP has been widely used to calculate a portion of the Medicaid and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs.

On March 30, 2009, the Court approved the settle of the litigation. Pursuant to the settlement, First DataBank: (i) adjusted its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 National Drug Codes, or NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) established a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank intends to apply the same 1.20 markup factor to all NDCs whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20 times WAC. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than two years following the date that the Blue Book AWP adjustments noted above are implemented.

The Corporation and the vast preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing could not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP. As a result, we believe the AWP settlement will adversely impact our revenues $6.0 million to $9.0 million on an annual basis.

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

The critical accounting estimates discussed below are not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on the condensed consolidated results of operations and financial condition of the Corporation.

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

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2008 and September 30, 2009, were $46.5 million and $46.3 million, respectively.

Our provision for doubtful accounts included in our condensed consolidated income statements was as follow (in millions):

	2008		2009
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$5.2	1.1%	$7.1	1.5%
Second Quarter	5.5	1.1	3.6	0.8
Third Quarter	7.2	1.5	2.5	0.5
Fourth Quarter	6.8	1.4	N/A	N/A

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

The following table shows consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	2008	2009
First Quarter	39.7	42.4
Second Quarter	40.7	42.0
Third Quarter	41.1	42.1
Fourth Quarter	42.0	N/A

The following table shows our summarized aging categories by quarter:

	2008				2009
	March	June	September	December	March	June	September
0 to 60 days	68.7%	63.2%	62.0%	64.1%	63.1%	64.3%	63.6%
61 to 120 days	14.2	19.7	19.1	18.1	17.4	17.0	17.1
Over 120 days	17.1	17.1	18.9	17.8	19.5	18.7	19.3

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2008			2009
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$44.3	$261.6	16.9%	$49.1	$267.8	18.3%
Second Quarter	45.2	262.0	17.3	50.4	260.6	19.3
Third Quarter	45.8	266.6	17.2	46.3	261.6	17.7
Fourth Quarter	46.5	265.8	17.5	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2008	2009	2008	2009
Medicare Part D	46.2%	45.9%	44.7%	45.5%
Institutional healthcare providers	29.6	30.1	30.1	30.1
Medicaid	9.6	9.3	9.2	9.2
Private and other	6.2	6.2	7.0	6.8
Insured	4.8	5.0	5.4	4.9
Medicare	0.6	0.3	0.5	0.4
Hospital management fees	3.0	3.2	3.1	3.1

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2008	2009	2008	2009
Medicare Part D	45.1%	45.9%	45.9%	N/A
Institutional healthcare providers	29.2	29.2	29.7	N/A
Medicaid	9.5	9.1	8.9	N/A
Private and other	7.3	7.5	6.9	N/A
Insured	5.3	5.0	5.3	N/A
Medicare	0.6	0.3	0.4	N/A
Hospital management fees	3.0	3.0	2.9	N/A

Total	100.0%	100.0%	100.0%	N/A

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

At December 31, 2008 and September 30, 2009, our inventory on our condensed consolidated balance sheets was $73.4 million.

Our inventory turns were as follows:

	2008	2009
First Quarter	16.4	16.7
Second Quarter	16.1	16.8
Third Quarter	16.5	16.7
Fourth Quarter	16.5	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our income statements as reductions to cost of goods sold were as follows (in millions):

	2008	2009
First Quarter	$12.7	$10.5
Second Quarter	13.9	11.6
Third Quarter	12.1	12.9
Fourth Quarter	11.9	N/A

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

Our goodwill included in our condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009, was $113.7 million and $128.5 million, respectively.

Our net intangible assets included in our condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009, were $73.4 million and $72.3 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2008 and September 30, 2009, was $10.0 million and $16.2 million, respectively.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009, were $84.3 million and $66.3 million, respectively, including the impact of valuation allowances.

Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009, were $10.3 million and $1.9 million, respectively. During the three month period ended September 30, 2009, the Corporation recorded a tax benefit of $4.5 million ($0.15 diluted earnings per share) related to the adoption of an internal legal entity restructuring plan. Pursuant to the restructuring plan, the Corporation believes that it is more likely that not that it will be able to realize certain historic state net operating loss carryforwards for which a valuation allowance had previously been provided. Excluding this one-time benefit, the provision for income taxes for the three months ended September 30, 2009 would have been $6.7 million (39.7% of income). For the nine months ended September 30, 2009, the provision for income taxes excluding the benefit of the $4.5 million valuation allowance release would have been $18.6 million (40.3% of income).

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

During the nine months ended September 30, 2009, the Compensation Committee granted stock based compensation awards with respect to 538,365 stock options under the Omnibus Plan with grant prices ranging from $14.89 to $18.25 per share, 32,534 shares of restricted stock and 152,580 performance share units.

Our stock-based compensation expense for the three months ended September 30, 2008 and 2009, was $1.4 million and $1.3 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements. Our stock-based compensation expense for the nine months ended September 30, 2008 and 2009, was $3.5 million and $3.2 million, respectively.

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

Key Financial Statement Components

Consolidated Income Statements

Our revenues are comprised primarily of product revenues and are derived from the sale of prescription drugs through our institutional pharmacies. The majority of our product revenues are derived on a fee-for-service basis plus additional reimbursement for delivery of the product. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacy.

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

Integration, merger, and acquisition related costs and other charges represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen, respectively, and their respective mergers. The definition also represents costs related to acquisitions beginning January 1, 2009.

Interest expense (income), net, primarily includes interest expense relating to our senior secured credit facility and our swap agreement, which expired on July 31, 2009, partially offset by interest income generated by cash and cash equivalents.

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

Inventory reflects the cost of prescription products held for dispensing by our institutional pharmacies, net of capitalized rebates, and are recorded on a first-in, first-out basis. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns of inventory.

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

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature. The Corporation has adopted SFAS 168 and its adoption did not have a material effect on the Corporation’s financial statements.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Three Months Ended September 30,				Nine Months September 30,
	2008	Increase (Decrease)		2009	2008	Increase (Decrease)		2009
	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$471.6	$(24.5)	(5.2)%	$447.1	$1,423.1	$(76.1)	(5.3)%	$1,347.0
Hospital Management	14.6	(0.7)	(4.8)	13.9	44.5	(1.7)	(3.8)	42.8

Total net revenues	486.2	(25.2)	(5.2)	461.0	1,467.6	(77.8)	(5.3)	1,389.8

Cost of goods sold
Institutional Pharmacy	404.1	(21.5)	(5.3)	382.6	1,217.9	(70.6)	(5.8)	1,147.3
Hospital Management	11.8	0.4	3.4	12.2	36.1	—	—	36.1

Total cost of goods sold	415.9	(21.1)	(5.1)	394.8	1,254.0	(70.6)	(5.6)	1,183.4

Gross profit
Institutional Pharmacy	67.5	(3.0)	(4.4)	64.5	205.2	(5.5)	(2.7)	199.7
Hospital Management	2.8	(1.1)	(39.3)	1.7	8.4	(1.7)	(20.2)	6.7

Total gross profit	$70.3	$(4.1)	(5.8)%	$66.2	$213.6	$(7.2)	(3.4)%	$206.4

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,044	(331)	(3.3)	9,713	30,323	(876)	(2.9)	29,447
Revenue per prescription dispensed	$46.95	$(0.92)	(2.0)	$46.03	$46.93	$(1.19)	(2.5)	$45.74
Gross profit per prescription dispensed	$6.72	$(0.08)	(1.2)	$6.64	$6.77	$0.01	0.1	$6.78
Gross profit percentage	14.3%	0.1	0.7	14.4%	14.4%	0.4	2.8	14.8%
Customer licensed beds under contract
Beginning of period	331,299	(13,941)	(4.2)%	317,358	337,043	(14,667)	(4.4)%	322,376
Additions	4,901	5,648	115.2	10,549	16,393	7,391	45.1	23,784
Losses	(10,587)	340	(3.2)	(10,247)	(27,823)	(677)	2.4	(28,500)

End of period	325,613	(7,953)	(2.4)%	317,660	325,613	(7,953)	(2.4)%	317,660

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	85	—	—%	85	85	—	—%	85

Revenues

The decrease in institutional pharmacy revenues of $24.5 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was the result of a rate variance of approximately $9.0 million or a $0.92 decline per prescription dispensed and an unfavorable volume variance of approximately $15.5 million or 331,000 fewer prescriptions dispensed. The rate variance was comprised of an increase of approximately $22.3 million due to inflation on brand drugs, offset by a decline in revenues of approximately $31.3 million due to the increase in the generic drug dispensing rate mix during the period and other price concessions. The volume variance of approximately $15.5 million was due to the decline in net customer licensed beds under contract. Revenues per prescription dispensed declined $0.92 or 2.0% from $46.95 in the third quarter of 2008 to $46.03 in the third quarter of 2009. For the three months ended September 30, 2009, the Corporation’s generic drug dispensing rate was approximately 74.5% compared to 71.3% for the three months ended September 30, 2008.

The decrease in institutional pharmacy revenues of $76.1 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was the result of a rate variance of approximately $35.0 million or a $1.19 decline per prescription dispensed and an unfavorable volume variance of approximately $41.1 million or 876,000 fewer prescriptions dispensed. The rate variance was comprised of approximately $75.3 million due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $110.3 million due to the increase in the generic drug dispensing rate during the period and other concessions. The volume variance of approximately $41.1 million was due to the decline in net customer licensed beds under contract and one less calendar day. The nine months ended September 30, 2009, had one less business and calendar day of activity compared to the nine months ended September 30, 2008, resulting in less revenue for the current period of approximately $4.9 million or 108,000 fewer prescriptions dispensed.

The decrease in hospital management revenues for the three months and nine months ended September 30, 2009, of $0.7 million and $1.7 million, respectively, was due primarily to concessions with certain hospital management contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $21.5 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 due primarily to a reduction in drug purchases as a result of fewer prescriptions being dispensed. Drug spend as a percentage of revenues increased approximately 63 bps but was offset by an improvement in rebates of 34 bps during the comparable periods. As a result of the pharmacy consolidations, other costs included within cost of goods sold as a percent of revenues improved a combined 39 bps, predominantly as a result of operational efficiencies. The three months ended September 30, 2008, also included a reduction related to the reimbursement of overcharges on self-insured employee health benefits of $1.5 million of which the full amount was unrelated to the three months ended September 30, 2008.

Institutional pharmacy cost of goods sold decreased $70.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. Drug spend as a percentage of revenues increased 15 bps but was offset by an improvement in rebates of 12 bps during the comparable periods. As a result of the pharmacy consolidations, other costs included within cost of goods sold as a percent of revenues improved a combined 38 bps, predominately as a result of operational efficiencies. The nine months ended September 30, 2008, also included a reduction related to the reimbursement of overcharges on self-insured employee health benefits of $1.5 million, of which approximately $0.9 million related to 2007.

Hospital management cost of goods sold for the three months and nine months ended September 30, 2009, compared to the respective prior periods was relatively unchanged as the number of hospital contracts serviced between periods remained unchanged.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008		Increase (Decrease)		2009		2008		Increase (Decrease)		2009
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross Profit and Operating Expenses:
Total gross profit	$70.3	14.5%	$(4.1)	(5.8)%	$66.2	14.4%	$213.6	14.6%	$(7.2)	(3.4)%	$206.4	14.9%
Selling, general and administrative expenses	50.5	10.4	(6.4)	(12.7)	44.1	9.6	161.8	11.1	(19.6)	(12.1)	142.2	10.2
Amortization expense	1.6	0.3	0.9	56.3	2.5	0.5	4.8	0.3	1.4	29.2	6.2	0.5
Integration, merger and acquisition related costs and other charges	7.1	1.5	(6.2)	(87.3)	0.9	0.2	17.8	1.2	(14.3)	(80.3)	3.5	0.3
Interest expense, net	3.4	0.7	(1.5)	(44.1)	1.9	0.4	10.6	0.7	(2.2)	(20.8)	8.4	0.6

Income before provision for income taxes	7.7	1.6	9.1	118.2	16.8	3.7	18.6	1.3	27.5	147.8	46.1	3.3
Provision for income taxes	3.4	0.7	(1.2)	(35.3)	2.2	0.5	8.1	0.6	6.0	74.1	14.1	1.0

Net income	$4.3	0.9%	$10.3	239.5%	$14.6	3.2%	$10.5	0.7%	$21.5	204.8%	$32.0	2.3%

Institutional pharmacy gross profit for the three months ended September 30, 2009, was $64.5 million, or $6.64 per prescription dispensed, compared to $67.5 million, or $6.72 per prescription dispensed for the three months ended September 30, 2008. The three months ended September 30, 2008, included the reimbursement of overcharges on self-insured employee health benefits of $1.5 million related to prior periods, or $0.15 per script, which reduced health insurance expense. Excluding the favorable impact of the reimbursement of the self-insurance, the gross profit per prescription dispensed increased $0.07 per script for the three months ended September 30, 2009, compared to the prior year period. The institutional pharmacy gross profit margin for the three months ended September 30, 2009, was 14.4% compared to 14.3% for the three months ended September 30, 2008. After considering the reimbursement of overcharges on self-insurance, the gross profit margin increased 40 bps from 14.0% for the three months ended September 30, 2008, to 14.4% for the three months ended September 30, 2009. The increase in institutional pharmacy gross profit margin as a percent of institutional pharmacy revenues is due primarily to the synergies from the consolidation of pharmacy locations, partially offset by margin compression as reimbursement declines on generic drugs as more alternatives become available.

Institutional pharmacy gross profit for the nine months ended September 30, 2009, was $199.7 million, or $6.78 per prescription dispensed, compared to $205.2 million, or $6.77 per prescription dispensed for the nine months ended September 30, 2008. The nine months ended September 30, 2008, included the reimbursement of overcharges on self-insured employee health benefits of $1.5 million of which approximately $0.9 million related to 2007 ($0.03 per script). Excluding the favorable impact of the reimbursement of the self-insurance, the gross profit per prescription dispensed increased $0.04 per script for the nine months ended September 30, 2009 compared to the prior year period. The institutional pharmacy gross profit margin for the nine months ended September 30, 2009, was 14.8% compared to 14.4% for the nine months ended September 30, 2008. After considering the impact of the reimbursement of overcharges on self-insurance, the gross profit margin increased 50 bps from 14.3% for the nine months ended

September 30, 2008, to 14.8% for the nine months ended September 30, 2009. The increase in institutional pharmacy gross profit margin as a percent of institutional pharmacy revenues is due primarily to synergies from the consolidation of pharmacy locations, partially offset by margin compression as reimbursement declines on generic drugs as more alternatives become available.

The decrease in hospital management gross profit for the three months and nine months ended September 30, 2009, of $1.1 million and $1.7 million, respectively, was due primarily to concessions with certain hospital management contracts serviced during the periods.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008		Increase (Decrease)		2009		2008		Increase (Decrease)		2009
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$23.7	4.9%	$1.0	4.2%	$24.7	5.4%	$81.4	5.5%	$(4.1)	(5.0)%	$77.3	5.6%
Contracted services	4.0	0.8	(0.5)	(12.5)	3.5	0.8	13.1	0.9	(3.3)	(25.2)	9.8	0.7
Provision for doubtful accounts	7.2	1.5	(4.7)	(65.3)	2.5	0.5	17.9	1.2	(4.7)	(26.3)	13.2	0.9
Supplies	1.8	0.4	(0.1)	(5.6)	1.7	0.4	5.5	0.4	0.1	1.8	5.6	0.4
Travel expenses	1.4	0.3	(0.2)	(14.3)	1.2	0.3	4.5	0.3	(1.2)	(26.7)	3.3	0.2
Professional fees	2.1	0.4	0.1	4.8	2.2	0.5	7.0	0.5	0.3	4.3	7.3	0.5
Stock-based compensation	1.4	0.3	(0.1)	(7.1)	1.3	0.3	3.5	0.2	(0.3)	(8.6)	3.2	0.2
Depreciation	2.6	0.5	(0.6)	(23.1)	2.0	0.4	8.1	0.6	(1.7)	(21.0)	6.4	0.5
Rent	2.1	0.4	(1.1)	(52.4)	1.0	0.2	7.5	0.5	(4.4)	(58.7)	3.1	0.2
Maintenance	0.8	0.2	(0.2)	(25.0)	0.6	0.1	2.4	0.2	(0.4)	(16.7)	2.0	0.1
Other costs	3.4	0.7	—	—	3.4	0.7	10.9	0.8	0.1	0.9	11.0	0.9

Total selling, general and administrative expenses	$50.5	10.4%	$(6.4)	(12.7)%	$44.1	9.6%	$161.8	11.1%	$(19.6)	(12.1)%	$142.2	10.2%

Total labor costs increased $1.0 million for the three months ended September 30, 2009, over the comparable period in the prior year, primarily due to the 2008 reimbursement of overcharges on self-insured employee health benefits of $0.6 million all of which was related to prior periods. Costs associated with contracted services decreased $0.5 million predominantly due to lower costs associated with the IT Services Agreement. The provision for doubtful accounts decreased $4.7 million primarily as a result of improved collections from certain payer types. Total rent decreased $1.1 million primarily as result of the pharmacy consolidations in the prior period. Other costs within selling, general and administrative expenses declined during the three months ended September 30, 2009, a combined $1.1 million due primarily to synergies resulting from the pharmacy consolidations as well as certain assets acquired as part of the pharmacy transaction becoming fully depreciated.

Total labor costs decreased $4.1 million for the nine months ended September 30, 2009, over the comparable period in the prior year as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. Total labor costs included a reduction of $0.6 million related to the health insurance reimbursement including approximately $0.3 million related to 2007, without which the total labor decrease would have been $4.4 million. Costs associated with contracted services decreased $3.3 million predominantly due to lower costs associated with the IT Services Agreement. The provision for doubtful accounts decreased $4.7 million primarily as a result of improved collections from certain payer types. Total rent decreased $4.4 million primarily as result of the pharmacy consolidations in the prior period. Other costs within selling, general and administrative expenses declined during the nine months ended September 30, 2009, a combined $3.1 million due primarily to synergies resulting from the pharmacy consolidations.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.4	0.1%	$1.8	0.1%	$1.1	0.1%
Equipment and software	4.8	1.0	4.0	0.9	14.6	1.0	11.9	0.9
Leased equipment	0.1	NM	0.1	NM	0.4	NM	0.4	NM

Total depreciation expense	$5.3	1.1%	$4.5	1.0%	$16.8	1.1%	$13.4	1.0%

Depreciation expense recorded in cost of goods sold	2.7	0.6	2.5	0.6	8.7	0.6	7.0	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.6	0.5	2.0	0.4	8.1	0.5	6.4	0.5

Total depreciation expense	$5.3	1.1%	$4.5	1.0%	$16.8	1.1%	$13.4	1.0%

Total Capital Expenditures	$6.0	1.2%	$5.8	1.3%	$17.8	1.2%	$12.3	0.9%

Depreciation expense decreased for the three months and nine months ended September 30, 2009, compared to the three months and nine months ended September 30, 2008, due primarily to assets acquired as a result of the Pharmacy Transaction nearing the end of their weighted average useful life and the consolidation of pharmacy locations. Capital expenditures have declined in 2009 compared to the same periods in 2008 primarily as a result of the completion of the consolidations and systems infrastructure build out in 2008.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%	$1.0	0.1%	$1.1	0.1%
Non-compete agreements	0.1	NM	0.3	NM	0.3	NM	0.5	NM
Customer relationships	1.2	0.2	1.8	0.4	3.5	0.2	4.6	0.3

Total amortization expense	$1.6	0.3%	$2.5	0.5%	$4.8	0.3%	$6.2	0.4%

Amortization expense for the three months and nine months ended September 30, 2009, compared to the three months and nine months ended September 30, 2008, increased due primarily to additional amortization associated with intangibles capitalized as a result of acquisitions.

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

Integration, Merger, and Acquisition Related Costs and Other Charges

Integration, merger, and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Integration costs and other charges:
Professional and advisory fees	$0.4	$—	$1.5	$—
General and administrative	0.5	0.1	2.6	0.4
Employee costs	2.3	0.2	6.3	1.2
Severance costs	2.0	—	3.7	0.6
Facility costs	1.9	0.1	3.7	0.7

	7.1	0.4	17.8	2.9

Acquisition costs:
Professional and advisory fees	—	0.5	—	0.6

	—	0.5	—	0.6

Total integration, merger, and acquisition related costs and other charges	$7.1	$0.9	$17.8	$3.5

Negative effect on diluted earnings per share	$(0.13)	$(0.02)	$(0.33)	$(0.07)

Integration, merger, and acquisition related costs and other charges decreased for the three months and nine months ended September 30, 2009, compared to the three months and nine months ended September 30, 2008. The decrease was due to the completion of the majority of the planned pharmacy consolidations during 2008. During 2009, there was one pharmacy consolidated. The costs incurred for the three months and nine months ended September 30, 2009, were primarily related to the planned integration of our pharmacy system platforms. Acquisition costs increased $0.5 million as a result of the acquisition during the third quarter 2009.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 Amount	2009 Amount	2008 Amount	2009 Amount
Interest Expense:
Term Debt	$3.5	$1.7	$11.0	$8.2
Revolving Credit Facility	—	—	—	—

Subtotal	3.5	1.7	11.0	8.2
Other:
Interest income	(0.2)	—	(0.7)	(0.2)
Amortization of deferred financing fees	0.1	0.2	0.3	0.4

Total Interest Expense	$3.4	$1.9	$10.6	$8.4

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	2.66%	0.42%	3.01%	0.79%
LIBOR - 1 month, at beginning of period	2.46%	0.30%	4.60%	0.44%
LIBOR - 1 month, at end of period	3.93%	0.24%	3.93%	0.24%
LIBOR - 3 months, at beginning of period	2.78%	0.59%	4.70%	1.43%
LIBOR - 3 months, at end of period	4.05%	0.28%	4.05%	0.28%

The decrease in interest expense was due to lower LIBOR, the expiration of the interest rate swap on July 31, 2009, and a lower amount of debt outstanding during the nine months ended September 30, 2009. The margin over the LIBOR was 1.00% during the three months ended September 30, 2009. Total long-term debt outstanding, including capital lease obligations, as of September 30, 2008 and 2009, was $240.0 million and $241.5 million, respectively. Due to the expiration of the interest rate swap on July 31, 2009 the Corporation’s $240.0 million term debt is now subject to variable interest rates.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Tax provision	$3.4	$2.2	$8.1	$14.1

Total provision as a percentage of income	42.9%	13.1%	43.2%	30.6%

During the three month period ended September 30, 2009, the Corporation recorded a tax benefit of $4.5 million ($0.15 diluted earnings per share) related to the adoption of an internal legal entity restructuring plan. Pursuant to the restructuring plan, the Corporation believes that it is more likely than not that it will be able to realize certain historic state net operating loss carryfowards for which a valuation allowance had previously been provided. Excluding this one-time benefit, the provision for income taxes for the three months ended September 30, 2009 would have been $6.7 million (39.7% of income). For the nine months ended September 30, 2009, the provision for income taxes excluding the benefit of the $4.5 million valuation allowance release would have been $18.6 million (40.3% of income).

The decrease in our provision for income taxes as a percentage of income for the nine months ended September 30, 2009 relative to the comparable 2008 period was primarily the result of the third quarter 2009 valuation allowance release and the prospective favorable impact of a fourth quarter 2008 tax ruling on specific permanent items, both of which were partially offset by a permanent rate item related to an indemnified claim payment. Apart from the discrete tax benefit recorded as a result of the internal legal entity restructuring, the effective tax rates in 2009 and 2008 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

Liquidity and Capital Resources

The primary source of liquidity for the Corporation is cash flows from operations and the availability under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of funds under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

The Corporation continues to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that resulted from the Pharmacy Transaction. Notwithstanding other anticipated savings, we will experience some increased costs associated with the continuation of information systems integration and enhancements.

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net cash provided by operating activities	$17.5	$16.9	$41.7	$59.6
Net cash used in investing activities	(10.3)	(21.7)	(21.9)	(28.1)
Net cash (used in) provided by financing activities	0.5	0.9	(9.2)	1.0

Net change in cash and cash equivalents	7.7	(3.9)	10.6	32.5
Cash and cash equivalents at beginning of period	34.9	77.7	32.0	41.3

Cash and cash equivalents at end of period	$42.6	$73.8	$42.6	$73.8

Operating Activities—Cash provided by operations aggregated $16.9 million and $59.6 million for the three months and nine months ended September 30, 2009, respectively, compared to $17.5 million and $41.7 million for the three months and nine months ended September 30, 2008, respectively. Operating cash flows for the three months and nine months ended September 30, 2009, were positively impacted by an improvement in the results of operations following the fiscal 2008 pharmacy consolidations and cash flows as a result of the timing of payments during the nine month period ended September 30, 2009, compared to the same period in 2008.

Investing Activities—Cash used in investing activities aggregated $21.7 million and $28.1 million for the three months and nine months ended September 30, 2009, respectively, compared to $10.3 million and $21.9 million for the three months and nine months ended September 30, 2008, respectively. The three months and nine months ended September 30, 2009, had a higher amount of cash used in investing activities than normal due to the 2009 Acquisition investment of $15.9 million.

Financing Activities—Cash provided by financing activities aggregated $0.5 million and $0.9 million for the three months ended September 30, 2008 and 2009, respectively, due to cash proceeds received from the exercise of stock options in the period. Cash flows used in financing activities for the nine months ended September 30, 2008 was due to the Corporation’s decision to make a $10.0 million early payment on long-term debt. Management did not make an early payment on long-term debt during the nine months ended September 30, 2009.

Cash and cash equivalents totaled $73.8 million at September 30, 2009, compared to $42.6 million at September 30, 2008.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of September 30, 2009, borrowings under the Credit Agreement bore interest at a blended rate of 1.30%, including the applicable margin of 1.00%, per annum based upon the one month and three month adjusted LIBO Rate, and the Corporation had approximately $147.7 million available under the revolving credit facility. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million subject to securing additional commitments from existing or new lenders.

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

The Corporation had a total of $240.0 million outstanding of term debt as of September 30, 2009, under the Credit Agreement. The Corporation had no borrowings under the revolving portion of its Credit Agreement as of September 30, 2009. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of September 30, 2009, was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of September 30, 2009. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings.

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

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.00 to 1.00	< = 4.75 to 1.00	< = 3.00%
December 31, 2007	2.57	2.99	1.40%
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
March 31, 2009	3.89	2.00	**
June 30, 2009	4.08	2.00	**
September 30, 2009	4.42	2.03	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years. Also under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met.

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of September 30, 2009, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI will include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation supports internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems. The Corporation incurred approximately $4.5 million and $2.9 million to Kindred under the terms of the IT Services Agreement for three months ended September 30, 2008 and 2009, respectively, and $13.9 million and $8.6 million for the nine months ended September 30, 2008 and 2009, respectively.

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

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for 2008 and for the first three quarters of 2009 (in millions, except where indicated):

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net revenues:
Institutional pharmacy revenues	$480.2	$471.3	$471.6	$465.7	$453.4	$446.5	$447.1
Hospital management revenues	14.9	15.0	14.6	14.0	14.8	14.1	13.9

Total revenues	495.1	486.3	486.2	479.7	468.2	460.6	461.0

Cost of goods sold:
Institutional pharmacy	410.5	403.4	404.1	397.3	384.8	379.9	382.6
Hospital management	12.1	12.1	11.8	11.4	12.0	11.9	12.2

Total cost of goods sold	422.6	415.5	415.9	408.7	396.8	391.8	394.8

Gross profit:
Institutional pharmacy	69.7	67.9	67.5	68.4	68.6	66.6	64.5
Hospital management	2.8	2.9	2.8	2.6	2.8	2.2	1.7

Total gross profit	72.5	70.8	70.3	71.0	71.4	68.8	66.2
Selling, general and administrative	57.3	54.0	50.5	52.3	50.9	47.2	44.1
Amortization expense	1.6	1.6	1.6	1.7	1.8	1.9	2.5
Impairment of intangible assets	—	—	—	14.8	—	—	—
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6	0.9

Operating income (loss)	9.5	8.6	11.1	(6.7)	16.7	19.1	18.7
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3	1.9

Income (loss) before income taxes	5.8	5.1	7.7	(10.3)	13.5	15.8	16.8
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6	2.2

Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2	$14.6

Earnings (loss) per common share (1):
Basic	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30	$0.48
Diluted	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30	$0.48
Shares used in computing earnings (loss) per common share:
Basic	30.1	30.1	30.1	30.1	30.2	30.2	30.3
Diluted	30.1	30.2	30.4	30.1	30.3	30.4	30.5
Balance sheet data:
Cash and cash equivalents	$25.2	$34.9	$42.6	$41.3	$52.1	$77.7	$73.8
Working capital	$263.5	$277.1	$281.1	$272.3	$307.4	$324.2	$323.7
Goodwill	$109.9	$109.9	$110.7	$113.7	$113.7	$115.6	$128.5
Intangible assets, net	$75.9	$74.3	$72.7	$73.4	$71.6	$69.9	$72.3
Total assets	$675.4	$673.2	$684.1	$679.2	$677.6	$684.2	$705.9
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$311.2	$317.4	$324.3	$319.8	$330.0	$341.9	$359.2
Supplemental information:
Adjusted EBITDA(2)	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8	$26.6
Adjusted EBITDA Margin (2)	4.3%	4.6%	5.2%	5.0%	5.4%	5.6%	5.6%
Net cash provided by operating activities	$11.2	$13.0	$17.5	$24.0	$13.9	$28.8	$16.9
Net cash used by investing activities	$(8.1)	$(3.5)	$(10.3)	$(25.5)	$(3.2)	$(3.2)	$(21.7)
Net cash provided by (used in) financing activities	$(9.9)	$0.2	$0.5	$0.2	$0.1	$—	$0.9
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	10,212	10,067	10,044	9,996	9,919	9,815	9,713
Revenue per prescription dispensed	$47.02	$46.82	$46.95	$46.59	$45.71	$45.49	$46.03
Gross profit per prescription dispensed	$6.83	$6.74	$6.72	$6.84	$6.92	$6.79	$6.64
Gross profit percentage	14.5%	14.4%	14.3%	14.7%	15.1%	14.9%	14.4%
Generic drug dispensing rate	69.0%	69.9%	71.3%	72.5%	73.5%	74.2%	74.5%
Customer licensed beds under contract
Beginning of period	337,043	334,226	331,299	325,613	322,376	320,745	317,358
Additions	5,157	6,335	4,901	5,005	6,762	6,473	10,549
Losses	(7,974)	(9,262)	(10,587)	(8,242)	(8,393)	(9,860)	(10,247)

End of period	334,226	331,299	325,613	322,376	320,745	317,358	317,660

Hospital management contracts serviced	88	86	85	84	84	85	85

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.

(2)	See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation of Adjusted EBITDA to net income.

Use of Non-GAAP Measures For Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage and fixed charges ratios and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation used in this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income (loss), net operating cash flows and diluted earnings (loss) per common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2	$14.6
Add:
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3	1.9
Integration, merger, and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6	0.9
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6	2.2
Impairment of intangible assets	—	—	—	14.8	—	—	—
Depreciation and amortization expense	7.5	7.2	6.9	6.9	6.5	6.1	7.0

Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8	$26.6

Adjusted EBITDA Margin	4.3%	4.6%	5.2%	5.0%	5.4%	5.6%	5.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8	$26.6
Interest expense, net	(3.7)	(3.5)	(3.4)	(3.6)	(3.2)	(3.3)	(1.9)
(Provision) benefit for income taxes	(2.5)	(2.2)	(3.4)	4.8	(5.3)	(6.6)	(2.2)
Integration, merger, and acquisition related costs and other charges	(3.6)	(6.2)	(6.5)	(5.9)	(1.8)	(0.6)	(0.9)
Provision for bad debt	5.2	5.5	7.2	6.8	7.1	3.6	2.5
Stock-based compensation	1.0	1.1	1.4	1.4	0.6	1.3	1.3
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Deferred income taxes	2.5	1.6	2.8	(4.1)	4.8	6.8	2.7
Loss (gain) on disposition of equipment	—	0.6	0.2	(0.6)	0.1	—	—
Other	(0.3)	0.3	(0.3)	(0.2)	(0.1)	—	(0.1)
Changes in assets and liabilities	(8.6)	(6.7)	(5.7)	1.4	(13.6)	1.7	(11.2)

Net Cash Flows from Operating Activities	$11.2	$13.0	$17.5	$24.0	$13.9	$28.8	$16.9

The Corporation calculates and uses diluted earnings per share, exclusive of integration, merger, and acquisition related costs and other charges, impairment on intangible assets, and favorable impact from tax matters as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges and tax benefits in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Diluted earnings per share, exclusive of integration, merger, and acquisition related costs and other charges, impairment on intangible assets, and favorable impact from tax matters does not represent the amount that effectively accrues directly to stockholders and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under GAAP. The integration, merger and acquisition related costs and other charges, impairment on intangible assets, and favorable impact from tax matters excluded from the diluted earnings per share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2008					2009
	First	Second	Third	Fourth	Year	First	Second	Third
Diluted earnings (loss) per share	$0.11	$0.10	$0.14	$(0.18)	$0.17	$0.27	$0.30	$0.48
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	—	—	—	0.30	0.30	—	—	—
Integration, merger, and acquisition related costs and other charges	0.08	0.12	0.13	0.20	0.53	0.04	0.01	0.02
Impact of tax rate matters	—	—	—	(0.06)	—	—	—	(0.15)

Adjusted diluted earnings per common share after impact of above items	$0.19	$0.22	$0.27	$0.26	$1.00	$0.31	$0.31	$0.35

Following Represents the Third Quarter 2009 Compared to the Second Quarter 2009

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (in millions, except where indicated):

	Quarter Ended
	June 30, 2009		Increase (Decrease)		September 30, 2009
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$446.5	96.9%	$0.6	0.1%	$447.1	97.0%
Hospital Management	14.1	3.1	(0.2)	(1.4)	13.9	3.0

Total net revenues	460.6	100.0	0.4	0.1	461.0	100.0

Cost of goods sold:
Institutional Pharmacy	379.9	82.5	2.7	0.7	382.6	83.0
Hospital Management	11.9	2.6	0.3	2.5	12.2	2.6

Total cost of goods sold	391.8	85.1	3.0	0.8	394.8	85.6

Gross profit:
Institutional Pharmacy	66.6	14.4	(2.1)	(3.2)	64.5	14.0
Hospital Management	2.2	0.5	(0.5)	(22.7)	1.7	0.4

Total gross profit	$68.8	14.9%	$(2.6)	(3.8)%	$66.2	14.4%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,815		(102)	(1.0)%	9,713
Revenue per prescription dispensed	$45.49		$0.54	1.2%	$46.03
Gross Profit per prescription dispensed	$6.79		$(0.15)	(2.2)%	$6.64
Gross Profit percent	14.9%		(0.5)	(3.4)%	14.4%
Generic dispensing rate	74.2%		0.3	0.4%	74.5%
Customer licensed beds under contract
Beginning of period	320,745		(3,387)	(1.1)%	317,358
Additions	6,473		4,076	63.0	10,549
Losses	(9,860)		(387)	3.9	(10,247)

End of period	317,358		302	0.1%	317,660

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	85		—	—%	85

Revenues

The increase in institutional pharmacy revenues of $0.6 million for the three months ended September 30, 2009, compared to the three months ended June 30, 2009, was the result of a favorable rate variance of approximately $5.2 million, or $0.54 increase per prescription dispensed offset by an unfavorable volume variance of approximately $4.6 million or 102,000 fewer prescriptions dispensed. The rate variance was comprised of an increase of approximately $8.6 million due to the inflation on brand drugs, offset by a decline in revenues of approximately $3.4 million due to the increase in the generic drug dispensing rate during the period. The volume variance of $4.7 million was due primarily to the decline in prescriptions dispensed during the period. The revenue per prescription dispensed increased $0.54, or 1.2%, from $45.49 to $46.03. For the three months ended September 30, 2009, the Corporation’s generic drug dispensing rate was 74.5%, compared to 74.2% for the three months ended June 30, 2009.

The decrease in hospital management revenues for the three months ended September 30, 2009 of $0.2 million was due primarily to concessions with certain hospital management contracts serviced during the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $2.7 million for the three months ended September 30, 2009, compared to the three months ended June 30, 2009. Drug spend as a percentage of revenues increased approximately 74 bps but was offset by a decrease of 30 bps as a result of rebates earned during the comparable periods. Other costs included within cost of goods sold as a percent of revenues increased a combined 6 bps.

There were no changes in the number of hospital management contracts serviced in the period, therefore, hospital management cost of goods sold remained relatively flat from June 30, 2009 to September 30, 2009.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (in millions):

	Quarter Ended
	June 30, 2009		Increase (Decrease)		September 30, 2009
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$68.8	14.9%	$(2.6)	(3.8)%	$66.2	14.4%
Selling, general and administrative expenses	47.2	10.2	(3.1)	(6.6)	44.1	9.6
Amortization expense	1.9	0.4	0.6	31.6	2.5	0.5
Integration, merger and acquisition related costs and other charges	0.6	0.1	0.3	50.0	0.9	0.2
Interest expense, net	3.3	0.8	(1.4)	(42.4)	1.9	0.4

Income before provision for income taxes	15.8	3.4	1.0	6.3	16.8	3.7
Provision for income taxes	6.6	1.4	(4.4)	(66.7)	2.2	0.5

Net income	$9.2	2.0%	$5.4	58.7%	$14.6	3.2%

Institutional pharmacy gross profit for the three months ended September 30, 2009, was $64.5 million, or $6.64 per prescription dispensed, compared to $66.6 million, or $6.79 per prescription dispensed, for the three months ended June 30, 2009. Institutional pharmacy gross profit margin for the three months ended September 30, 2009, was 14.4%, compared to 14.9% for the three months ended June 30, 2009. The sequential decrease in gross profit and gross profit per prescription dispensed was attributable to margin compression as reimbursement declines on generic drugs as more alternatives become available.

The decrease in hospital management gross profit for the three months ended September 30, 2009 of $0.5 million was due primarily to concessions with certain hospital management contracts serviced during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2009		Increase (Decrease)		September 30, 2009
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$25.6	5.6%	$(0.9)	(3.5)%	$24.7	5.4%
Contracted services	3.3	0.7	0.2	6.1	3.5	0.8
Provision for doubtful accounts	3.6	0.8	(1.1)	(30.6)	2.5	0.5
Supplies	2.1	0.5	(0.4)	(19.0)	1.7	0.4
Travel expenses	1.1	0.2	0.1	9.1	1.2	0.3
Professional fees	2.5	0.5	(0.3)	(12.0)	2.2	0.5
Stock-based compensation	1.3	0.3	—	—	1.3	0.3
Depreciation	2.2	0.5	(0.2)	(9.1)	2.0	0.4
Rent	1.0	0.2	—	—	1.0	0.2
Maintenance	0.8	0.1	(0.2)	(25.0)	0.6	0.1
Other costs	3.7	0.8	(0.3)	(8.1)	3.4	0.7

Total selling, general and administrative expenses	$47.2	10.2%	$(3.1)	(6.6)%	$44.1	9.6%

Selling, general and administrative expenses decreased $3.1 million for the three months ended September 30, 2009, compared to the three months ended June 30, 2009. The reduction is due primarily to the reduction in wages, benefits and contract labor of $0.9 million due to the execution of an overhead re-alignment and the decrease in the provision for doubtful accounts of $1.1 million as a result of improved collection from certain payer types. There were no other significant changes within selling, general and administrative expenses during the period.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2009		September 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.3	0.1%	$0.4	0.1%
Equipment and software	3.6	0.7	4.0	0.9
Leased equipment	0.3	0.1	0.1	NM

Total depreciation expense	$4.2	0.9%	$4.5	1.0%

Depreciation expense recorded in cost of goods sold	$2.0	0.4%	$2.5	0.6%
Depreciation expense recorded in selling, general & administrative expenses	2.2	0.5	2.0	0.4

Total depreciation expense	$4.2	0.9%	$4.5	1.0%

Total capital expenditures	$3.3	0.7%	$5.8	1.3%

Amortization expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2009		September 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.1	NM	0.3	NM
Customer relationships	1.5	0.3	1.8	0.4

Total amortization expense	$1.9	0.4%	$2.5	0.5%

Depreciation and amortization expense increased for the three months ended September 30, 2009, compared to the three months ended June 30, 2009, due primarily to fixed assets and intangibles capitalized as a result of the acquisition in the period.

Impairment of intangible assets

During the fourth quarter of 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million related to finite lived customer relationships. The impairment, which related to the institutional pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. Using an undiscounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value, resulting in a loss per diluted share impact of $0.30.

Integration, Merger, and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (in millions, except per share amounts):

	Quarter Ended
	June 30, 2009	September 30, 2009
Integration costs:
Professional and advisory fees	$—	$—
General and administrative	0.1	0.1
Employee costs	0.2	0.2
Severance costs	0.2	—
Facility costs	—	0.1

	0.5	0.4

Acquisition costs:
Professional and advisory fees	0.1	0.5

	0.1	0.5

Total integration, merger and acquisition related costs and other charges	$0.6	$0.9

Negative effect on diluted earnings per share	$(0.01)	$(0.02)

Integration, merger, and acquisition related costs and other charges increased for the three months ended September 30, 2009, compared to the three months ended June 30, 2009. The costs incurred for the three months ended June 30, 2009 and September 30, 2009, were primarily related to the planned integration of our pharmacy system platforms and the completing of an acquisition in the third quarter.

Interest Expense

Interest expense represents the following costs for the periods (in millions):

	Quarter Ended
	June 30, 2009	September 30, 2009
	Amount	Amount
Interest Expense, net:
Term Debt	$3.3	$1.7
Revolving Credit Facility	—	—

Subtotal	3.3	1.7
Other:
Interest income	(0.1)	—
Amortization of deferred financing fees	0.1	0.2

Total interest expense, net	$3.3	$1.9

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.76%	0.42%
LIBOR - 1 month, at beginning of period	0.50%	0.30%
LIBOR - 1 month, at end of period	0.30%	0.24%
LIBOR - 3 months, at beginning of period	1.19%	0.59%
LIBOR - 3 months, at end of period	0.59%	0.28%

The margin over the LIBO rate was 1.0% during the three months ended September 30, 2009. The Corporation’s interest rate swap expired on July 31, 2009, therefore, the Corporation’s $240.0 million term debt is now subject to variable interest rates.

Tax Provision

The tax provision for the periods presented was as follows (in million):

	Quarter Ended
	June 30, 2009	September 30, 2009
Tax provision	$6.6	$2.2

Total provision as a percentage of income	41.9%	13.1%

During the three month period ended September 30, 2009, the Corporation recorded a tax benefit of $4.5 million ($0.15 diluted earnings per share) related to the adoption of an internal restructuring plan. Pursuant to the restructuring plan, the Corporation believes that it is more likely than not that it will be able to realize certain historic state net operating loss carryfowards for which a valuation allowance had previously been provided. Excluding this one-time benefit, the provision for income taxes for the three months ended September 30, 2009 would have been $6.7 million (39.7% of income).

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended June 30, 2009 and September 30, 2009 (in millions):

Statement of Cash Flows

	Quarter Ended
	June 30, 2009	September 30, 2009
Cash flows provided by (used in) operating activities:
Net income	$9.2	$14.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.2	4.5
Amortization	1.9	2.5
Integration, merger and acquisition related costs and other charges	—	—
Stock-based compensation	1.3	1.3
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	6.8	2.7
Other	—	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	8.1	(4.5)
Inventory and other assets	1.1	(2.4)
Prepaids and other assets	0.2	(5.3)
Accounts payable	0.2	4.8
Salaries, wages and other compensation	(1.0)	1.0
Other accrued liabilities	(3.3)	(2.3)

Net cash provided by operating activities	28.8	16.9

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.3)	(5.8)
Acquisitions	—	(15.9)
Cash proceeds from sale of assets	0.1	—

Net cash used in investing activities	(3.2)	(21.7)

Cash flows provided by financing activities:
Repayments of long-term debt and capital lease obligations	(0.2)	(0.1)
Issuance of common stock	0.2	1.0

Net cash provided by financing activities	—	0.9

Change in cash and cash equivalents	25.6	(3.9)
Cash and cash equivalents at beginning of period	52.1	77.7

Cash and cash equivalents at end of period	$77.7	$73.8

Supplemental information:
Cash paid for interest	$3.2	$3.8

Cash paid for taxes	$1.1	$0.2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, which excluded an assessment of internal control of the institutional pharmacy business acquired during the period, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required. See Note Regarding Acquisition Below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. See Note Regarding Acquisition Below.

Note Regarding Acquisition

In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of September 30, 2009, management has excluded an institutional pharmacy business that the Corporation acquired on August 10, 2009. The Corporation is currently assessing the control environment of this acquired business.

The acquired business is included in the Corporation’s condensed consolidated financial statements as of September 30, 2009. The acquired business’ total revenue and assets were not material to the Corporation’s condensed consolidated financial statements at September 30, 2009.

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

PHARMERICA CORPORATION

Date: October 29, 2009	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and
Director
Date: October 29, 2009

/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and
Chief Financial Officer

Date: October 29, 2009	/S/ BERARD E. TOMASSETTI
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