Form 10-K
period 2009-12-31
PharMerica CORP
filed 2010-02-04
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2009 was $590,930,429.

Class of Common Stock	Outstanding at January 29, 2010
Common stock, $0.01 par value	30,621,615 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

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

Reporting Entity

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer. As a result, the accompanying consolidated financial statements include certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. Therefore, the consolidated financial statements included in this report on Form 10-K as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009 reflect the financial position, results of operations and cash flows of the Corporation, which during the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred.

The Corporation operates two business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services primarily to Kindred’s hospitals.

Reclassifications

For the year ended December 31, 2007, the Corporation has reclassified $27.9 million from Integration, merger and acquisition related costs and other charges to provision for doubtful accounts, a component of Selling, general and administrative expenses in the consolidated statement of operations. The $27.9 million increase in the allowance for doubtful accounts is related to the acquired receivables of PharMerica LTC as of July 31, 2007, and is unrelated to the accounts receivable and revenue of KPS. These reclassification have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income (loss) or cash flows for the year ended December 31, 2007.

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 98 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

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

Our Business Focus

Focusing on Client Retention and Improving Customer Service. We will focus on consistently providing quality pharmaceutical services to our customers at competitive prices and delivery of prescriptions in a timely and effective manner. Our business seeks to implement innovative and cost-effective solutions to improve the provision of medication to our customers and the residents and patients that they serve.

Driving Organic Sales. We aim to grow our business through expansion in our existing markets and by servicing new customers. We intend to grow organically. We believe our industry has underlying market growth potential attributable to both an increase in drug utilization as well as the general aging population of the United States. We believe the Pharmacy Transaction improved our market competitiveness by giving us more operating scale and increased organizational breadth and depth. We seek to increase our market share, in part, by capturing business currently conducted by our competitors and capitalizing on our improved market position.

Acquiring Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 41 states. We believe there are growth opportunities in several other markets. There are numerous businesses in our market, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire these companies.

Sales and Marketing

We sell our products and services through a national sales force. Our sales force is organized along geographic lines to maximize coverage, manage costs, and align more effectively with our operating regions. Our sales representatives specialize in the products and services we offer and the markets in which we operate. Their knowledge permits us to meet the unique needs of our customers while maintaining profitable relationships.

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

At December 31, 2009, we had contracts to provide pharmacy services to 317,885 licensed beds for patients in healthcare facilities in 41 states. We also have significant customer concentrations with facilities operated by Kindred. For the year ended December 31, 2009, Kindred institutional pharmacy contracts represented approximately 10.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At December 31, 2009, the Corporation had provided hospital management services to Kindred and other customers at 86 locations. For the year ended December 31, 2009, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen, the Corporation’s former 50% stockholder. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in ABDC’s generic formulary purchase program for a period of five years, ending on July 31, 2012. In addition, ABDC supports the distribution of pharmaceuticals that the Corporation contracts directly with manufacturers and provides inventory management support. Also, under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met, including the surviving entity is believed in good faith to be obligated to assume all obligations under the agreement.

We also obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers. We are a member of an industry buying group, which contracts with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates included in our statements of operations were $31.7 million, $50.6 million, and $49.5 million for the years ended December 31, 2007, 2008, and 2009, respectively.

For more information regarding rebates, see “Overview of Reimbursement.”

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand to generic drug conversions. We expect an increase in the demand for generic drugs as the result of a large number of patent expirations.

The following table summarizes the historical generic drug dispensing rate:

	2007	2008	2009
Generic despensing rate:	67.4%	70.7%	74.2%

The following table summarizes the material anticipated brand to generic conversions from 2010 to 2015 that were in the top 50 drug spend for the Corporation during the year ended December 31, 2009:

2010	2011	2012	2013	2014	2015
Mirapex (1Q)	Actos (1Q)	Geodon (1Q)	Xopenex (1Q)	Exelon (1Q)	Abilify (2Q)
Flomax (1Q)	Levaquin (2Q)	Seroquel (1Q)	Humalog (2Q)	Nexium (2Q)	Zyvox (2Q)
Effexor XR (3Q)	Xalatan (3Q)	Plavix (1Q)	Cymbalta (4Q)	Celebrex (2Q)	Namenda (2Q)
Aricept (4Q)	Advair (3Q)	Singulair (1Q)		Copaxone (4Q)
	Zyprexa (4Q)	Detrol (1Q)
	Lipitor (4Q)	Lovenox (1Q)
Lexapro (3Q)
Diovan (3Q)
Diovan HCT (4Q)
(Number in parentheses equals the quarter of conversion)

Historically, when a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. It is believed that a shift from brand to generic will decrease our revenue but at the same time may improve our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. The amount of improvement in gross margin is also dependent on the particular brand not being granted an exclusivity period and actual contracted terms with customers. In addition, once a generic has been introduced and multiple manufacturers begin producing alternatives, the Corporation is likely to see margin compression as reimbursement declines. Due to the nature of the brand to generic conversion, management cannot estimate the financial impact of the brand to generic conversions from 2010 to 2015 on its results of operations.

Information Technology

Computerized medical records and documentation are an integral part of our distribution system. We primarily utilize a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing, and payment processing. These systems provide consulting drug review, electronic medication management, medical records, and regulatory compliance information to help ensure patient safety. These systems also support verification of eligibility and electronic billing capabilities for the Corporation’s pharmacies. They also provide order entry, shipment, billing, reimbursement and collection of service fees for medications, specialty services and other services rendered.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $7.3 million, $17.3 million and $11.5 million for the years ended December 31, 2007, 2008 and 2009, respectively, under the IT Services Agreement.

Sources of Pharmacy Revenues

We receive payment for our services from third party payers, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare providers, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients, brand to generic conversions and the rates of reimbursement among payers. Changes in our customers’ censuses, the case mix of the patients, brand and generic dispensing rates, and the payer mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

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

A summary of our revenues by payer type for the years ended December 31, are as follows (dollars in millions):

	2007		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$550.2	45.2%	$885.8	45.5%	$852.6	46.3%
Institutional healthcare providers	369.3	30.3	577.2	29.7	545.6	29.6
Medicaid	108.8	8.9	181.1	9.3	165.8	9.0
Private and other	77.7	6.4	133.2	6.8	122.4	6.6
Insured	46.8	3.8	101.4	5.2	91.5	5.0
Medicare	10.2	0.9	10.1	0.5	6.8	0.4
Hospital management fees	54.8	4.5	58.5	3.0	56.5	3.1

Total	$1,217.8	100.0%	$1,947.3	100.0%	$1,841.2	100.0%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one other large competitor in the institutional pharmacy industry, Omnicare, Inc.

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

Although we believe that our products and processes do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

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

The CIA continues to apply to PharMerica LTC through its original term. Pursuant to an agreement reached with the OIG regarding the Pharmacy Transaction’s impact on the CIA, the CIA’s requirements do not apply to KPS or any of the KPS employees or contractors. However, among other obligations, the Corporation’s employees and contractors that are involved with PharMerica LTC’s operations will be subject to training requirements in accordance with the CIA’s existing terms. In addition, pursuant to the agreement reached with the OIG, oversight of, and day-to-day responsibility for, the CIA is undertaken by the Corporation’s compliance officer and the Corporation’s compliance committee (an ad hoc committee comprised of members of the Corporation’s senior management).

Employees

As of December 31, 2009, we have approximately 5,800 employees which includes approximately 1,100 part-time employees. None of our employees are covered by collective bargaining agreements. We employ approximately 1,600 licensed pharmacists. We believe that our relationships with our employees are good.

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

The Drug Enforcement Agency (the “DEA”), the U.S. Food and Drug Administration (the “FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. These laws impose a host of requirements on the pharmaceutical supply channel, including providers of institutional pharmacy services. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we must register with the DEA, file reports of inventories and transactions and provide adequate security measures. In addition, we are required to comply with all the relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We have received all necessary regulatory approvals and believe that our pharmacy operations are in substantial compliance with applicable federal and state good manufacturing practice requirements.

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

On September 20, 2006, CMS issued revised guidance to surveyors of long term care facilities regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expanded the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. In addition, on September 30, 2008, the OIG published OIG Supplemental Compliance Program Guidance for Nursing Facilities. With quality of care the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

As one means of providing guidance to healthcare providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the anti-kickback statute or other federal health care laws. The OIG has identified several arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) the use of free or significantly discounted office space or equipment in facilities, (b) provision of free or significantly discounted billing, nursing or other staff services, (c) free training in areas such as management techniques and laboratory techniques, (d) purchasing goods or services from potential referral sources at prices in excess of their fair market value, and (e) rental of space from potential referral sources at other than fair market value terms. The OIG has encouraged persons having information about entities that offer the above types of incentives to report such information to the OIG.

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

In addition to issuing “Special Fraud Alerts” and “Special Advisory Bulletins,” the OIG from time to time issues compliance program guidance for certain types of healthcare providers. These guidance documents contain voluntary actions for providers to consider to promote compliance with Medicare, Medicaid and other federal healthcare programs. Although the OIG has not issued compliance guidance for long-term care pharmacies, the OIG has issued compliance guidance for hospitals, nursing facilities and suppliers of durable medical equipment, which may be instructive. These guidance documents advise entities to adopt policies and procedures to address the risks arising from, among other things: (a) arrangements with vendors that result in the facility receiving non-covered items at below market prices or at no charge, provided the facility orders Medicare-reimbursed products, (b) soliciting or receiving items of value in exchange for providing the supplier access to patients’ medical records and other information needed to bill Medicare, (c) joint ventures with entities supplying goods or services, and (d) discounts and other financial incentives given to potential referral sources.

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

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare, Medicaid and other federal healthcare programs for false claims, improper billing and other offenses. These laws include the federal False Claims Act, under which private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Recent changes to the False Claims Act, expanding liability to certain additional parties and circumstances, may make these qui tam law lawsuits more prevalent. Some states have adopted similar state whistleblower and false claims laws.

In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including looking at relationships with pharmacies and programs containing incentives for pharmacists to dispense one particular product rather than another. These enforcement actions arose under various state laws including fraud and abuse laws and consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like.

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

State Laws Affecting Access to Services

Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state Medicaid programs or in separate legislation. These laws may preclude a nursing center from requiring their patients and residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that have a supplier relationship with the nursing center. Limitations such as these may increase the competition which we face in providing services to nursing center residents.

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

The scope of our operations involving health information is broad and the nature of those operations is complex. Although we believe that our contract arrangements with healthcare payers and providers and our business practices are in material compliance with applicable federal and state electronic transmissions, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the privacy standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

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

Federal Trade Commission Red Flag Rules

The recently issued Identity Theft Red Flag and Address Discrepancy Rules, referred to as the Red Flag Rules, which the FTC will begin to enforce on June 1, 2010, require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identity theft. Because the Corporation does not require full payment at the time of service of a patient, it will be considered a creditor for purposes of the Red Flag Rules. Therefore, the Corporation will be required to implement a program to detect and respond to identity theft. Failure to implement a program by the deadline can result in substantial monetary penalties. The deadline for compliance with these rules, as well as the scope of their application, has been subject to various regulatory, legislative, and judicial changes. As such, we cannot fully analyze the potential impact of these Red Flag Rules on our business.

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

Medicare

The Medicare program consists of four parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare, and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services, and certain items and services provided by medical suppliers such as intravenous therapy; (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C or Medicare Advantage; and (4) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

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

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. The Deficit Reduction Act of 2005, or DRA, is intended to reduce net Medicare and Medicaid spending by approximately $11.0 billion over five years. Among other things, the DRA reduces certain bad debt payments to Medicare skilled nursing facilities by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid. It also strengthens asset transfer restrictions for people seeking to qualify for Medicaid long-term care coverage. This provision is expected to reduce payments to skilled nursing facilities by approximately $100 million over five years (fiscal years 2006-2010). In addition, CMS has proposed or finalized multiple rules decreasing both skilled nursing facilities PPS payments and long-term care hospital PPS payments. Such decreases may directly impact the Corporation’s customers and their Medicare reimbursement. Given the changing nature of these rules, we are unable at this time to fully evaluate the impact on our business. Any evaluation of budgeting, cost-cutting, and financing of health care must also consider the new federal administration and the impact its proposed health care policies could have on any future cost considerations.

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its nursing home customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011, only suppliers that are winning bidders will be eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation did not participate in the bidding process, however, it will still be able to sell products not in the categories described above that are otherwise reimbursed under Medicare Part B. Integrity Medical Supplies, LLC, a recently acquired company, did participate in the bidding process and is awaiting the results of the bids. CMS intends to announce the payment amounts and to begin the contracting process with the bidders in June 2010 and to publicly announce the contracted suppliers in September 2010. The Corporation will continue to evaluate whether it will participate in Round 2 of the bidding, which is not yet scheduled.

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

Part D Plans are required to make available certain drugs on their formularies. Dually-eligible residents in nursing centers generally are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary or an exception to the Part D Plan’s formulary is granted. CMS reviews the formularies of Part D Plans and requires these formularies to include the types of drugs most commonly used by Medicare beneficiaries. CMS also reviews the formulary exceptions criteria of the Part D Plans that provide for coverage of drugs determined by the Part D Plan to be medically appropriate for the enrollee; however there currently is not a separate formulary for long-term care residents.

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the BBA. Beginning in 2010, CMS will require Part D sponsors to use pass-through pricing, based on the price actually received by the pharmacy for drugs, in order to determine beneficiary cost sharing and drug reporting. This change, and similar changes by CMS aimed at ensuring administrative costs are absorbed by the Pharmacy Benefit Manager (“PBM”) and not the government, may alter the way certain PBMs negotiate prices with pharmacies. Currently, we are unable to fully evaluate the impact of this change in pricing definition on the Corporation.

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

In June 2009, CMS released a report indicating that approximately $41.0 million in Medicare Part D payments for prescription drugs, some dispensed by LTC pharmacies, were likely made incorrectly. CMS concluded many of the drugs, which were dispensed during Part A skilled nursing facility stays, should have been included in per diem payments under Medicare Part A. CMS stated it will focus on ensuring such improper payments do not occur in the future. We are unable to fully evaluate the impact of current and future federal initiatives aimed at eliminating these discrepancies.

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

Other

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

Formularies—This provision legislatively expands the list of covered Part D drugs. This provision also offers CMS the authority to designate certain classes of drugs as having a protected status. CMS announced that it will maintain its current six protected classes policy—antidepressants, antipsychotics, antiretrovirals, immunosuppresants, anticonvulsants, and antineoplastics.

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

In addition, effective October 1, 2007, CMS promulgated new rules under the Deficit Reduction Act of 2005, or DRA, changing the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for a drug (which is usually the average wholesale price) to 250% of the lowest Average Manufacturer Price, or AMP. Although the use of an AMP benchmark would have reduced Medicaid reimbursement rates for certain generic pharmaceuticals, it did not take effect due to a December 19, 2007 federal district court injunction against CMS prohibiting the agency from implementing the rule. The outcome of the AMP litigation is uncertain, and there can be no assurance that changes in reimbursement formula under the DRA or future legislation or regulation will not have an adverse impact on our business and results of operations. MIPPA delayed the possible use of AMP in setting the Federal Upper Limit (“FULs”) for multiple source drugs through September 30, 2009, and delayed public posting of AMP data until October 1, 2009. The use of AMP in FULs and public posting of AMP data are currently on hold due to the injunction. Further, several current legislative proposals make significant changes to the AMP and FUL calculations and data. It is unclear if and when these changes will be implemented and thus we cannot fully evaluate the potential impact on our business.

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

On March 30, 2009, the Court approved the settlement of the litigation. Pursuant to the settlement, First DataBank: (i) adjusted its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 National Drug Codes, or NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) established a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices. The price adjustment required under the provisions of the settlement agreement occurred on September 26, 2009. Although some appeals are pending, the court has rejected most of these appeals.

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

The Corporation and the vast preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing could not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP. As a result, we believe the AWP settlement will adversely impact our revenues approximately $6.0 million on an annual basis. This exposure is primarily related to the states in which the Corporation operates, who have refused to adjust their Medicaid reimbursement. The National Association of Chain Drug Stores and the National Community Pharmacists Association, the industry trade groups, have filed lawsuits against several state Medicaid programs to force the state Medicaid programs to agree to price neutrality. These cases are still pending.

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

Environmental Matters

In operating our facilities, historically we have not encountered any material difficulties effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While we cannot predict the effect which any future legislation, regulations or interpretations may have upon our operations, we do not anticipate any changes regarding pollution control laws that would have a material adverse impact on the Corporation.

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

Our SEC filings are available to the public through the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York, 10005. Our Common Stock is listed on the NYSE and trades under the symbol “PMC”.

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

We will continue our information systems integration to one operating platform which will continue to be time consuming, may distract our management from our operations, may be disruptive to our customers and will be expensive, all of which could have a material adverse effect on our results of operations.

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

Risk Factors Relating to Our Business

Future volatility and disruption to the global capital and credit markets may adversely affect our results of operations and financial condition, as well as our ability to access credit and the financial soundness of our customers and suppliers.

The global capital and credit markets have been experiencing a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs. Economic conditions could adversely affect our results of operations or financial condition.

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

If we lose relationships with one or more key pharmaceutical manufacturers or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected

We maintain contractual relationships with numerous pharmaceutical manufacturers that may provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from institutional pharmacies;

•	rebates based upon distributions of drugs from our institutional pharmacies; and

•	administrative fees for managing rebate programs.

If several of these contractual relationships are terminated or materially altered by the pharmaceutical manufacturers, our business and financial results could be materially adversely affected. In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs may materially adversely affect our business.

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

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates. The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our customers, the number of drugs administered to patients, the mix of pharmaceuticals dispensed, whether the drugs are brand or generic, and the rates of reimbursement among payers. Changes in the number of drugs administered to patients, as well as payer mix among private pay, Medicare and Medicaid, in our customers’ facilities will significantly affect our profitability.

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

Risks related to manufacturer rebates

Our pharmacies receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that their respective products will be dispensed. CMS has questioned whether long-term care pharmacies should be permitted to receive discounts, rebates and other price concessions from pharmaceutical manufacturers with respect to prescriptions covered under the Medicare Part D benefit. CMS requires Plan Sponsors to report prescription volume and prescription cost for long-term care pharmacies. As such, most Plan Sponsors require disclosure from us of discounts, rebates or other remuneration received from drug manufacturers. It is possible that these disclosure requirements and others imposed by CMS could have an adverse effect on our business and results of operations. Our business would be adversely affected if CMS should take any action that has the effect of eliminating or significantly reducing the rebates that we receive from pharmaceutical manufacturers.

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

The Corporation and the vast preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing could not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP. As a result, we believe the AWP settlement will adversely impact our revenues approximately $6.0 million on an annual basis. This exposure is limited to the states who are refusing to adjust prices at this time. Currently, the National Association of Chain Drug Stores and the National Community Pharmacists Association, the industry trade groups, have filed lawsuits against several state Medicaid programs to force the state Medicaid programs to agree to price neutrality. These cases are still pending.

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

Among these laws is the federal anti-kickback statute. This statute prohibits anyone from knowingly and willfully soliciting, receiving, offering or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal healthcare program. Courts have interpreted this statute broadly. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. This law impacts the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. The Office of Inspector General at HHS, or OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse or waste. The OIG carries out this responsibility through a nationwide program of audits, investigations and inspections. The OIG has promulgated safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. It cannot be assured that practices outside of a safe harbor will not be found to violate the anti-kickback statute.

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

We could be adversely affected by the continuing efforts of government and private payers to contain healthcare costs. To reduce healthcare costs, payers seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payer programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payer mix and growth in operating expenses in excess of increases, if any, in payments by third party payers.

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

Further consolidation of managed care organizations and other third-party payers may adversely affect our profits.

Managed care organizations and other third-party payers have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, private payers, including managed care payers, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our profitability and results of operations could be materially and adversely affected.

Possible changes in or our failure to satisfy our manufacturers’ rebate programs could adversely affect our results of operations.

We currently earn rebates from certain manufacturers of pharmaceutical products for meeting tiered market share and purchase volumes. There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates or that we will continue to satisfy the tiered market share and purchase volumes. A decrease in the volume of prescriptions dispensed or an increase in the generic dispensing rate could affect our ability to satisfy our manufacturers’ rebate programs. The termination of such programs or our failure to satisfy the tiered market share and volumes may have an adverse affect on our cost of goods sold and our financial position, results of operations and liquidity.

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

We must comply with extensive federal and state requirements regarding the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, referred to as HIPAA, was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, to enhance the privacy and security of personal health information and to simplify healthcare administrative processes. HIPAA requires the adoption of standards for the exchange of electronic health information. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on our results of operations and financial position.

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

We have $90.8 million of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2009. Our intangible assets primarily represent the value of client relationships that were recorded from acquisitions prior to July 31, 2007 and upon our acquisition of PharMerica LTC along with subsequent acquisitions in 2008 and 2009. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our statement of operations in the amount the carrying value of these assets exceeds the undiscounted expected future cash flows. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated statement of operations. An intangible asset impairment charge, or a reduction of amortization lives, could have an adverse effect on our results of operations. For the year ended December 31, 2008, we incurred a pre-tax impairment charge of $14.8 million or $0.30 earnings per diluted share as a result of a review of our lost customer base of pre-Pharmacy Transaction assets.

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

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law as well as certain provisions of agreements entered into in connection with the Pharmacy Transaction could delay or prevent a change of control that stockholders favor.

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

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control that may be favorable. Section 203 provides that unless board and/or shareholder approval is obtained pursuant to the requirements of the statute, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2009, we had outstanding debt of $240.0 million, all of which was subject to variable rates of interest. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

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

Our ability to make payments on our existing and future debt and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is largely subject to general economic, financial, competitive, regulatory, legislative and other factors that are beyond our control. Cost containment and lower reimbursement levels relative to increases in cost by third party payers, including federal and state governments, could have a significant negative impact on our business and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in our operating expenses, such as product and labor costs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities including offices and key operating facilities (e.g. institutional pharmacies) in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. In addition to the institutional pharmacies listed below, the Corporation also has four facilities throughout the nation with several overhead and administrative functions. As of December 31, 2009, all facilities were leased. We consider all of these facilities to be suitable, adequate, and are utilized at full capacity by the institutional pharmacy business segment.

The following table presents certain information with respect to operating leases of our institutional pharmacies identified by the Corporation as properties as of December 31, 2009:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage
Alabama	2	20,330	Minnesota	1	15,264
Arizona	2	19,288	Mississippi	1	11,600
Arkansas	1	6,850	Missouri	1	4,090
California	11	109,218	Montana	1	2,440
Colorado	2	14,067	Nebraska	1	5,120
Connecticut	1	15,600	Nevada	2	10,860
Delaware	1	15,600	New Hampshire	1	7,500
Florida	9	94,982	New Mexico	1	4,798
Georgia	2	32,800	North Carolina	4	26,950
Hawaii	5	15,008	Ohio	3	22,051
Idaho	1	5,750	Pennsylvania	9	59,388
Illinois	1	15,256	Rhode Island	1	7,800
Indiana	1	23,724	South Dakota	2	12,050
Iowa	2	10,342	Tennessee	3	28,862
Kansas	1	9,977	Texas	8	62,860
Kentucky	2	43,500	Utah	1	8,002
Louisiana	1	4,914	Virginia	3	23,647
Maine	1	10,200	Washington	2	14,792
Maryland	1	10,744	West Virginia	1	8,000
Massachusetts	2	59,358	Wisconsin	1	10,700
Michigan	2	13,185

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

Item 4. Submission of Matters to a Vote of Security Holders

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

	High	Low	Close
Fiscal 2008
First Quarter	$17.17	$13.15	$16.57
Second Quarter	$23.18	$15.58	$22.59
Third Quarter	$25.05	$21.59	$22.49
Fourth Quarter	$22.19	$13.70	$15.67

Fiscal 2009
First Quarter	$19.38	$14.51	$16.64
Second Quarter	$19.86	$15.99	$19.63
Third Quarter	$21.47	$18.57	$18.57
Fourth Quarter	$18.49	$14.59	$15.88

As of January 29, 2010, we had approximately 2,740 stockholders of record of the Corporation’s common stock.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 600 Index and the Standard & Poor’s Healthcare Index for the period from August 1, 2007 to December 31, 2009. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on August 1, 2007 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P 600	S&P Healthcare	PMC Peer Group - 2008
August 1, 2007	$100	$100	100	$100	$100
September 30, 2007	86	104	104	104	98
December 31, 2007	80	100	104	104	101
March 31, 2008	96	90	89	92	91
June 30, 2008	131	87	89	90	95
September 30, 2008	130	79	88	90	106
December 31, 2008	91	62	65	79	90
March 31, 2009	96	54	54	72	70
June 30, 2009	114	63	65	78	80
September 30, 2009	108	72	77	85	93
December 31, 2009	92	76	81	92	103

During 2009, the Corporation changed its peer group comparison to the S&P Healthcare Index and also included the S&P 600 Index, as management feels the Healthcare Index is a more comprehensive overview of the industry.

The PMC Peer Group - 2008 index includes the following companies: Amedisys Inc., Gentiva Health Services, Inc., Catalyst Health Solutions, Inc., Health South Corporation, Henry Schein, Inc., Invacare Corporation, Lincare Holdings, Inc., Magellan Health Services Inc., Omnicare Inc., Owens & Minor, PSS World Medical Inc., and Res Care, Inc.

The Corporation has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. Our Senior Secured Credit Facility also limits our ability to declare and pay dividends or other distributions on our shares of common stock. Management believes the stockholders are better served if all of the Corporation’s earnings are retained for expansion of the business. The Corporation did not repurchase any of the shares of its common stock during the year ended December 31, 2009.

Amended and Restated 2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence that the Compensation Committee determines should be excluded in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan. In connection with the Corporation’s 2009 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees under the Omnibus Plan generally vest in full upon the three-year anniversary of the date of grant. The restricted stock grant to members of the board of directors vest in three equal annual installments. The restricted stock units granted to officers and employees under the Omnibus Plan generally vest in two equal annual installments. The performance share units granted under the Omnibus Plan generally vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is measured over a three-year period.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,041,500(1)	$15.60(2)	1,443,127

See Note 9 to the Consolidated Financial Statements for information regarding the material features of the Omnibus Plan.

(1) Includes the following:

1,733,325 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;

208,843 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan; and

99,332 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take the 308,175 shares of common stock to be issued under performance share units and restricted stock units into account.

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

	Years Ended December 31,
	2005 (1)	2006 (1)	2007 (1)(5)	2008	2009
Statement of operations data:
Revenues	$522.2	$652.6	$1,217.8	$1,947.3	$1,841.2
Cost of goods sold	439.1	557.9	1,044.0	1,662.7	1,568.9

Gross profit	83.1	94.7	173.8	284.6	272.3
Selling, general and administrative	46.6	67.3	169.3	214.1	187.6
Amortization expense	2.2	3.4	5.0	6.5	9.0
Impairment of intangible assets	—	—	—	14.8	—
Integration, merger and acquisition related costs and other charges	—	2.9	29.8	26.7	5.2

Operating income (loss) (2)	$34.3	$21.1	$(30.3)	$22.5	$70.5

Net income (loss)	$21.0	$12.8	$(24.1)	$5.0	$42.2

Earnings (loss) per common share: (3)
Basic	NM	NM	$(1.13)	$0.17	$1.39
Diluted	NM	NM	$(1.13)	$0.17	$1.39
Shares used in computing earnings (loss) per common share:
Basic	NM	NM	21.3	30.1	30.3
Diluted	NM	NM	21.3	30.2	30.4

Balance sheet data:
Cash and cash equivalents	$1.4	$3.7	$32.0	$41.3	$51.2
Working capital	$72.3	$79.2	$268.6	$272.3	$312.8
Goodwill	$40.0	$45.2	$111.3	$113.7	$140.1
Intangible assets, net	$34.3	$38.0	$77.5	$73.4	$90.8
Total assets	$194.6	$236.8	$680.1	$679.2	$724.3
Long-term debt	$—	$—	$250.0	$240.0	$240.0
Total stockholder’s equity	$170.4	$198.3	$309.2	$319.8	$370.9

Supplemental information:
Adjusted EBITDA (4)	$40.1	$32.8	$44.5	$92.5	$102.7
Adjusted EBITDA Margin (4)	7.7%	5.0%	3.7%	4.8%	5.6%
Adjusted EBITDA per prescription dispensed (4)	$3.90	$2.59	$1.80	$2.29	$2.63
Net cash provided by operating activities	$5.3	$10.0	$36.3	$65.7	$85.0
Net cash used by investing activities	$(109.5)	$(25.0)	$(22.0)	$(47.4)	$(76.1)
Net cash provided by (used in) financing activities	$103.6	$17.3	$14.0	$(9.0)	$1.0
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	10,289	12,644	24,751	40,319	39,037
Revenue per prescription dispensed	$46.25	$47.63	$46.99	$46.85	$45.72
Gross profit per prescription dispensed	$7.03	$6.65	$6.57	$6.78	$6.76
Institutional pharmacy gross margin	15.2%	14.0%	14.0%	14.5%	14.8%
Generic drug dispensing rate	NA	NA	67.4%	70.7%	74.2%

Customer licensed beds under contract:
Beginning of period	66,195	93,282	102,571	337,043	322,376
Additions	34,174	19,567	260,376	21,398	35,921
Losses and other	(7,087)	(10,278)	(25,904)	(36,065)	(40,412)

End of period	93,282	102,571	337,043	322,376	317,885

Hospital management contracts serviced	73	81	86	84	86

(1)	The historical periods of the Corporation exclude the results of PharMerica LTC for the years ended December 31, 2005 and 2006. For the year ended December 31, 2007, PharMerica LTC is included beginning August 1, 2007. See Notes 1 and 2 of Notes to Consolidated Financial Statements.
(2)	Includes depreciation expense of $3.6 million, $5.4 million, $15.6 million, $22.0 million and $18.0 million for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.
(3)	The Corporation has never declared a cash dividend. Earnings (loss) per share in whole dollars and cents.
(4)	See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA Margin.
(5)	For the year ended December 31, 2007, the Corporation has reclassified $27.9 million from Integration, Merger and acquisition related costs and other charges to bad debt expense, as a component of selling, general and administrative expenses.

Use of Non-GAAP Measures For Measuring Annual Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage and fixed charges ratios and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation used in this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income (loss), net operating cash flows and earnings (loss) per diluted share for the periods presented (in millions):

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Years Ended December 31,
	2005	2006	2007	2008	2009
Net income (loss)	$21.0	$12.8	$(24.1)	$5.0	$42.2
Add:
Interest expense, net	—	(0.1)	7.2	14.2	9.4
Integration, merger and acquisition related costs and other charges	—	2.9	29.8	26.7	5.2
Provision (benefit) for income taxes	13.3	8.4	(13.4)	3.3	18.9
Effect of change in estimate on cost of goods sold	—	—	(3.1)	—	—
Effect of change in estimate on allowance for doubtful accounts	—	—	27.9	—	—
Impairment of intangible assets	—	—	—	14.8	—
Depreciation and amortization expense	5.8	8.8	20.2	28.5	27.0

Adjusted EBITDA	$40.1	$32.8	$44.5	$92.5	$102.7

Adjusted EBITDA Margin	7.7%	5.0%	3.7%	4.8%	5.6%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2005	2006	2007	2008	2009
Adjusted EBITDA	$40.1	$32.8	$44.5	$92.5	$102.7
Interest expense, net	—	0.1	(7.2)	(14.2)	(9.4)
(Provision) benefit for income taxes	(13.3)	(8.4)	13.4	(3.3)	(18.9)
Effect of change in estimate on cost of goods sold	—	—	3.1	—	—
Effect of change in estimate on allowance for doubtful accounts	—	—	(27.9)	—	—
Integration, merger and acquisition related costs and other charges	—	(2.9)	(22.6)	(22.2)	(4.8)
Provision for bad debt	(1.1)	7.3	44.1	24.7	16.6
Stock-based compensation	0.8	0.9	1.5	4.9	4.6
Amortization of deferred financing fees	—	—	0.2	0.4	0.4
Loss on disposition of equipment	—	0.5	0.1	0.2	0.3
Deferred income taxes	(2.0)	(1.6)	(13.4)	2.8	19.7
Other	(1.1)	(3.5)	(0.9)	(0.5)	(0.3)
Changes in assets and liabilities	(18.1)	(15.2)	1.4	(19.6)	(25.9)

Net Cash Flows from Operating Activities	$5.3	$10.0	$36.3	$65.7	$85.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our by laws could delay or deter a change in control;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of adverse economic trends or intense competition in the markets in which we operate;

•	the demand for the Corporation’s products and services;

•	the effects of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

•	the effects of renegotiating contract pricing relating to significant customers, supplier, including the hospital pharmacy segment which is substantially related to service provided to one customer;

•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;

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

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers, or the implementation of other measures to reduce the reimbursement for the Corporation’s products and services or the services of the Corporation’s customers or the Corporation’s Medicare business covered by specific contracts;

•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the ability to obtain financing for acquisitions from the various lenders in the senior secured credit facility;

•	the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases or decreases in interest expense;

•	further consolidation of managed care organizations and other third party payers;

•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation’s control;

•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;

•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;

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

•

prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	the effects on the Corporation’s results of operations related to interpretations of accounting principles by the external auditors and the SEC staff that may differ from those of management;

•	changes in tax laws and regulations;

•	the effects of changes to critical accounting estimates; and

•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THIS REPORT ON FORM 10-K AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

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

Reporting Entity

The consolidated financial statements included in this Annual Report on Form 10-K as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009 reflect the financial position, results of operations and cash flows of the Corporation, which during the first seven months of 2007, KPS was a wholly owned subsidiary of Kindred. As discussed above, the Pharmacy Transaction was accounted for as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer. As a result, the historical financial statements of KPS have become the historical financial statements of the Corporation. The results of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007. Accordingly, except as otherwise discussed below, this Management’s Discussion and Analysis reflects the financial condition, results of operations and cash flows of the Corporation at December 31, 2008, and 2009 and historically of KPS on a stand-alone basis for all periods prior to August 1, 2007.

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 98 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates could have a material impact on our consolidated results of operations or financial condition.

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

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed based upon the actual results of the Corporation for the year ended December 31, 2009, and the actual diluted shares:

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, long-term care institutions, the respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due back a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2008 and 2009, were $46.5 million and $40.2 million, respectively.

Our quarterly provision for doubtful accounts included in our statements of operations was as follows (dollars in millions):

	Amount	% of Revenues
2007
March 31	$1.1	0.6%
June 30	3.3	1.9
September 30 (1)	34.2	9.1
December 31	5.5	1.1
2008
March 31	$5.2	1.1%
June 30	5.5	1.1
September 30	7.2	1.5
December 31	6.8	1.4
2009
March 31	$7.1	1.5%
June 30	3.6	0.8
September 30	2.5	0.5
December 31	3.4	0.8

(1)	Includes the $27.9 million change in estimate to increase the allowance for doubtful accounts associated with the Pharmacy Transaction.

Assumptions/Approach Used

The largest components of bad debts in our accounts receivable relate to the accounts for which private payers are responsible (which we refer to as private and other), accounts for which our customers from long-term care institutions are responsible for under Medicare Part A and owe us for the drug component of their patients stay at their respective institution, third party, Medicare Part D, and Medicaid accounts that have been denied.

We attempt to collect the private and other accounts through various efforts for which the patient is the responsible party. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. We attempt to collect from third party, Medicare Part D and Medicaid accounts by obtaining the appropriate documentation and direct discussions with the payors. In all cases, the drugs have been dispensed.

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

We monitor and review trends by payer classification along with the composition of our aging accounts receivable. This review is focused primarily on trends in private and other payer, PDP’s, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks.

In addition, we analyze other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of our long-term care institution customers.

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2007	2008	2009
March 31	41.5	39.7	42.4
June 30	44.4	40.7	42.0
September 30	45.4	41.1	42.1
December 31	40.1	42.0	42.9

Sensitivity Analysis

If our provision as a percent of institutional revenue increases 0.10%, our after tax income would decline by approximately $1.1 million or $0.03 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections at the regional business offices, payer mix and trends in federal and state regulations.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts

-(continued)

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2007
March 31	NM	NM	NM
June 30	NM	NM	NM
September 30	$64.6	$282.1	22.9%
December 31	43.4	256.4	16.9
2008
March 31	$44.3	$261.6	16.9%
June 30	45.2	262.0	17.3
September 30	45.8	266.6	17.2
December 31	46.5	265.8	17.5
2009
March 31	$49.1	$267.8	18.3%
June 30	50.4	260.6	19.3
September 30	46.3	261.6	17.7
December 31	40.2	255.5	15.7

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our allowance for doubtful accounts.

Assumptions/Approach Used

The following table shows our summarized aging categories by quarter:

	0 to 60 days	61 to 120 days	Over 120 Days
2007
March 31	NM	NM	NM
June 30	NM	NM	NM
September 30	60.6%	16.5%	22.9%
December 31	64.8	17.4	17.8
2008
March 31	68.7%	14.2%	17.1%
June 30	63.2	19.7	17.1
September 30	62.0	19.1	18.9
December 31	64.1	18.1	17.8
2009
March 31	63.1%	17.4%	19.5%
June 30	64.3	17.0	18.7
September 30	63.6	17.1	19.3
December 31	64.9	17.1	18.0

On a monthly basis, the Corporation performs a comprehensive assessment of its reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considers recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history.

In September 2007, as part of the analysis described above, the Corporation recorded in selling, general and administrative a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in loss per diluted share impact of $0.84.

The change in accounting estimate of $27.9 million representing an increase in the allowance for doubtful accounts is related to the acquired receivables of PharMerica LTC as of July 31, 2007, and is unrelated to the accounts receivable and revenue of KPS. This amount was charged to selling, general and administrative expenses, however, the related revenue had never been recorded in the accounts of either the Corporation or its predecessor entity, KPS.

Sensitivity Analysis

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the years ended December 31, 2007, 2008, and 2009 are as follows:

	2007	2008	2009
Medicare Part D	45.2%	45.5%	46.3%
Institutional healthcare providers	30.3	29.7	29.6
Medicaid	8.9	9.3	9.0
Private and other	6.4	6.8	6.6
Insured	3.8	5.2	5.0
Medicare	0.9	0.5	0.4
Hospital Management fees	4.5	3.0	3.1

Total	100.0%	100.0%	100.0%

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2007, 2008, and 2009 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2007	2008	2009	2007	2008	2009
Medicare Part D	43.9%	46.2%	45.9%	41.2%	44.7%	45.5%
Institutional healthcare providers	33.9	29.6	30.1	34.0	30.1	30.1
Medicaid	7.8	9.6	9.3	7.9	9.2	9.2
Private and other	4.8	6.2	6.2	5.2	7.0	6.8
Insured	0.7	4.8	5.0	2.5	5.4	4.9
Medicare	1.2	0.6	0.3	1.3	0.5	0.4
Hospital management fees	7.7	3.0	3.2	7.9	3.1	3.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2007	2008	2009	2007	2008	2009
Medicare Part D	45.9%	45.1%	45.9%	46.5%	45.9%	48.0%
Institutional healthcare providers	29.1	29.2	29.2	28.7	29.7	29.0
Medicaid	9.1	9.5	9.1	9.6	8.9	8.4
Private and other	7.1	7.3	7.5	6.9	6.9	6.2
Insured	4.5	5.3	5.0	4.9	5.3	5.0
Medicare	0.7	0.6	0.3	0.6	0.4	0.4
Hospital management fees	3.6	3.0	3.0	2.8	2.9	3.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Under Medicare Part D, co-payments related to institutional residents who are both Medicare and Medicaid eligible are due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDP’s are responsible for reimbursement.

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

Sensitivity Analysis

If our reimbursement declined or was negatively impacted 0.25%, the negative impact on net income would be $2.6 million or $0.09 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy locations. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency. All other inventory is maintained on a periodic system, through the performance of quarterly physical inventories.

At December 31, 2008 and 2009, our inventory on our consolidated balance sheets was as follows (dollars in millions):

•	2008 $73.4

•	2009 $79.8

Our annualized inventory turns were as follows:

	2007	2008	2009
March 31	15.8	16.4	16.7
June 30	16.1	16.1	16.8
September 30	15.9	16.5	16.7
December 31	16.7	16.5	15.8

We receive rebates on purchases from various vendors and suppliers.

Rebates included in our statements of operations were as follows (dollars in millions):

	2007	2008	2009
March 31	$4.0	$12.7	$10.5
June 30	3.8	13.9	11.6
September 30	11.5	12.1	12.9
December 31	12.4	11.9	14.5

Total	$31.7	$50.6	$49.5

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventory.

Assumptions/Approach Used

Our inventory is maintained on a first-in, first-out lower of cost or market basis. Our controlled prescription drugs are maintained on a perpetual inventory basis to the extent required by the Drug Enforcement Agency. All other inventory is maintained on a periodic basis. We perform quarterly inventory counts at all locations with the use of our personnel and the use of third party inventory count teams under our supervision. We perform quarterly inventory counts in the third month of each quarter.

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

If our rebates received were to be reduced by 1.0%, the effect on net income for the year ended December 31, 2009 would have been a decrease of $0.3 million, or $0.01 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our consolidated balance sheets as of December 31, 2008 and 2009 was as follows (dollars in millions):

•	2008 $113.7

•	2009 $140.1

Our net intangible assets, included in our consolidated balance sheets as of December 31, 2008 and 2009 were as follows (dollars in millions):

	2008	2009
Customer relationships	$53.1	$76.6
Tradenames	27.9	28.5
Non-competition agreements	2.4	4.7

	83.4	109.8
Accumulated Amortization	(10.0)	(19.0)

	$73.4	$90.8

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our goodwill and intangible assets.

As a part of the August 10, 2009 institutional pharmacy business acquisition, we have a contingent consideration liability of $1.7 million. This amount is not to exceed $10.0 million in the form of a contingent consideration to be paid at the end of a three year period based upon the cumulative achievement of certain financial performance measures.

Assumptions/Approach Used

We are required to test goodwill for impairment annually, absent some triggering event that would accelerate an impairment test using a fair value approach. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

Fair value estimates are determined by management based upon established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision of allocations are that of management.

We assess for the potential impairment of tangible assets and long-lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

Sensitivity Analysis

We performed our annual testing for goodwill impairment as of December 31, 2007, 2008, and 2009 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

As it relates to the contingent consideration liability, if actual future results are not consistent with our assumptions and estimates, we may be required to record a charge as acquisition costs to the consolidated statement of operations. Our estimate of fair value of the liability is based upon assumptions believed to be reasonable based upon current facts and circumstances. As these facts and circumstance change, our estimate will be adjusted through the income statement.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2008 and 2009 were as follows (dollars in millions), including the impact of valuation allowances:

•	2008 $ 84.3

•	2009 $ 60.8

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2008 and 2009 were as follows (dollars in millions):

•	2008 $ 10.3

•	2009 $ 1.7

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a liability for the realized, but unrecognized tax benefit. As of December 31, 2009, the Corporation has a $1.6 million liability recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

For the year ended December 31, 2009, the Corporation recorded a tax benefit of $5.7 million ($0.19 per diluted share) for valuation allowance releases related to the adoption of an internal legal entity restructuring plan. Pursuant to the restructuring plan, the Corporation believes that it is more likely than not that it will be able to realize certain historic state net operating loss carryforwards for which a valuation allowance had previously been provided.

Sensitivity Analysis

Our deferred tax assets exceeded our deferred tax liabilities by $60.8 million as of December 31, 2009, including the impact of valuation allowances. Historically, we have produced federal taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses and current expected results, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes unless a strong earnings history existed apart from an identifiable operational condition no longer present. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $10.3 million and $1.7 million at December 31, 2008 and 2009, respectively.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2009 plus the applicable penalties and interest.

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

The Compensation Committee has granted stock based compensation awards with respect to 3,293,019 common shares under the Omnibus Plan. After consideration of forfeitures, 1,443,127 shares remain available for grant at December 31, 2009.

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

Unvested stock option and restricted shares of Kindred and AmerisourceBergen common stock held by our employees who were formerly PharMerica LTC or KPS employees were replaced with stock based awards of the Corporation’s common stock, which will have the same terms and conditions as applied to the forfeited Kindred or AmerisourceBergen stock based awards.

Our stock-based compensation for the years ended December 31, 2007, 2008, and 2009 included in our results of operations was as follows (dollars in millions):

•	2007: $1.5

•	2008: $4.9

•	2009: $4.6

Please refer to Note 9 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Assumptions/Approach Used

In connection with the granting of shares under the Omnibus plan, each option generally vests in four equal annual installments and to have a term of seven years. The restricted stock will generally vest, in full, upon the three-year anniversary of the date of grant, thus stressing the retentive aspect of these awards. The restricted stock units generally vest in two equal annual installments. The full vesting of performance share units is based upon a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, or Adjusted EBITDA performance, which will reinforce the importance of achieving the Corporation’s profitability objectives. The performance period for the performance share units is generally a three-year period.

We estimated the fair value of stock options granted during 2007, 2008, and 2009 using the Black – Scholes – Merton option valuation model (“BSM”). We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three to four years. The stock options that were granted under the Omnibus Plan vest 25% on each grant anniversary date over four years of continued employment. Restricted stock awards vest 100% at the third anniversary.

The weighted average fair value per share of stock options granted by us during 2007, 2008, and 2009 were $5.82, $4.67, and $4.40, respectively. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock options valuation model for 2007, 2008, and 2009 and the paragraphs below this table summarizes each assumption:

	2007	2008	2009
Expected volatility (range)	33.3 - 45.0%	33.3 - 41.7%	36.36 - 41.07%
Risk free interest rate (range)	4.55 - 4.98%	1.53 - 2.45%	0.75 - 2.09%
Expected dividends	—	—	—
Average expected term (years)	0.3 - 5.0	2.0 - 5.0	2.0 - 5.0
Fair value per share of stock options granted based on the Black-Sholes-Merton model (dollars)	$5.82	$4.67	$4.40
Weighted average fair value of options granted during the year (in millions)	$6.2	$1.5	$2.5

The Corporation aggregates individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. We have stratified our employee population into two groups: (i) “insiders,” who are the Section 16 filers under SEC rules; and (ii) “non-insiders,” who are the rest of the employee population.

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. As the Corporation has no history prior to July 31, 2007, we have used historical peer-group volatility. We also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in the same or similar industries as the Corporation.

Sensitivity Analysis

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our stock based compensation expense during 2009 was 10% higher, our 2009 after-tax income would decrease by approximately $0.2 million, or $0.01 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Assumptions/Approach Used

In addition, management uses the mean in the range of reasonable estimates for volatility.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. The Corporation estimates pre-vesting forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. We have estimated pre-vesting option forfeitures and recorded share-based compensation expense only for those awards that are expected to vest.

Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised.

The Corporation calculated an expected term using management’s estimate of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. The Corporation estimates the value of awards with graded vesting by treating each vesting tranche as a separate award. Management has determined to value each tranche of the awards separately utilizing a “multiple fair value” method.

Sensitivity Analysis

Impact of Recent Accounting Pronouncements

Management reviewed the most recent issued accounting pronouncements as of December 31, 2009 and determined that none were applicable to the Corporation.

Key Financial Statement Components

Consolidated Statements of Operations

Our revenues are comprised primarily of product revenues and are derived from the sale of prescription drugs through our institutional pharmacies. The majority of our product revenues are derived on a fee-for-service basis. Our revenues are recorded net of certain discounts and estimates for returns. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacy.

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. In addition, cost of product includes a credit for rebates earned from brand-name pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. The Corporation also receives rebates on generic drugs dispensed and administrative rebates.

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

Integration, merger and acquisition related costs and other charges represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen and their respective mergers. Integration, merger and acquisition related costs and other charges also includes costs of acquisitions subsequent to the Pharmacy Transaction. Effective January 1, 2009, the accounting standards for the accounting of business combinations changed, prior to the adoption of this accounting change, substantially all costs incurred as a result of an acquisition were capitalized as a part of the purchase price of the business combination. The new rules require such costs to be expensed and recorded as a component of the statement of operations.

Interest expense (income), net, primarily includes interest expense relating to our senior secured credit facility and the swap agreement that expired on July 31, 2009, partially offset by interest income generated by cash and cash equivalents.

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

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, tax deductible goodwill, ability to utilize net operating loss carryforwards, and stock-based compensation. Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

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

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under our Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates earned are recorded as a reduction to inventory and cost of goods sold in the period earned. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2007		Increase (Decrease)		2008		Increase (Decrease)		2009
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$1,163.0	95.5%	$725.8	62.4%	$1,888.8	97.0%	$(104.1)	(5.5)%	$1,784.7	96.9%
Hospital Management	54.8	4.5	3.7	6.8	58.5	3.0	(2.0)	(3.4)	56.5	3.1

Total net revenues	1,217.8	100.0	729.5	59.9	1,947.3	100.0	(106.1)	(5.4)	1,841.2	100.0

Cost of goods sold:
Institutional Pharmacy	1,000.3	82.1	615.0	61.5	1,615.3	83.0	(94.4)	(5.8)	1,520.9	82.6
Hospital Management	43.7	3.6	3.7	8.5	47.4	2.4	0.6	1.3	48.0	2.6

Total cost of goods sold	1,044.0	85.7	618.7	59.3	1,662.7	85.4	(93.8)	(5.6)	1,568.9	85.2

Gross profit:
Institutional Pharmacy	162.7	13.4	110.8	68.1	273.5	14.0	(9.7)	(3.5)	263.8	14.3
Hospital Management	11.1	0.9	—	0.0	11.1	0.6	(2.6)	(23.4)	8.5	0.5

Total gross profit	$173.8	14.3%	$110.8	63.8%	$284.6	14.6%	$(12.3)	(4.3)%	$272.3	14.8%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	24,751		15,568	62.9%	40,319		(1,282)	(3.2)%	39,037
Revenue per prescription dispensed	$46.99		$(0.14)	(0.3)%	$46.85		$(1.13)	(2.4)%	$45.72
Gross profit per prescription dispensed	$6.57		$0.21	3.2%	$6.78		$(0.02)	(0.3)%	$6.76
Institutional pharmacy gross margin	14.0%		0.5	3.5%	14.5%		0.3	2.1%	14.8%
Generic dispensing rate	67.4%		3.3	4.9%	70.7%		3.5	5.0%	74.2%
Customer licensed beds under contract
Beginning of period	102,571		234,472	228.6%	337,043		(14,667)	(4.4)%	322,376
Additions	260,376		(238,978)	(91.8)	21,398		14,523	67.9	35,921
Losses and other	(25,904)		(10,161)	39.2	(36,065)		(4,347)	12.1	(40,412)

End of period	337,043		(14,667)	(4.4)%	322,376		(4,491)	(1.4)%	317,885

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	86		(2)	-2.3%	84		2	2.4%	86

Revenues

The decrease in institutional pharmacy revenues of $104.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, was the result of an unfavorable rate variance of approximately $44.0 million or a $1.13 decline per prescription dispensed and an unfavorable volume variance of approximately $60.1 million or 1,282,000 fewer prescriptions dispensed. The rate variance was comprised of approximately $85.6 million increase due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $129.6 million due to the increase in the generic drug dispensing rate from 70.7% to 74.2% during the period, the AWP impact of $1.4 million and other concessions. The volume variance of approximately $60.1 million was due to the decline in net customer licensed beds under contract and one less calendar day. The year ended December 31, 2009, had one less business and calendar day of activity compared to the year ended December 31, 2008, resulting in less revenue for the current period of approximately $4.9 million or 107,000 fewer prescriptions dispensed.

The decrease in hospital management revenues for the year ended December 31, 2009, of $2.0 million was due primarily to concessions with certain hospital management contracts serviced in the period.

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

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $94.4 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. Drug spend as a percentage of revenues increased 31 bps but was partially offset by an improvement in rebates of 9 bps during the comparable periods. Other costs included within cost of goods sold as a percent of revenues improved a combined 52 bps, predominately as a result of operational efficiencies. The year ended December 31, 2008, also included a reduction related to the reimbursement of overcharges on self-insured employee health benefits of $1.5 million, of which approximately $0.9 million related to 2007.

Hospital management cost of goods sold for the year ended December 31, 2009, increased $0.6 million, compared to the respective prior periods, due to the increase in the number of hospital contracts serviced between periods.

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

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2007		Increase (Decrease)		2008		Increase (Decrease)		2009
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Gross profit and operating expenses:
Total gross profit	$173.8	14.3%	$110.8	63.8%	$284.6	14.6%	$(12.3)	(4.3)%	$272.3	14.8%
Selling, general and administrative expenses	169.3	13.9	44.8	26.5	214.1	11.0	(26.5)	(12.4)	187.6	10.2
Amortization expense	5.0	0.4	1.5	30.0	6.5	0.3	2.5	38.5	9.0	0.5
Impairment of intangible assets	—	—	14.8	100.0	14.8	0.8	(14.8)	(100.0)	—	—
Integration, merger related costs and other charges	29.8	2.5	(3.1)	(10.4)	26.7	1.4	(21.5)	(80.5)	5.2	0.3
Interest expense, net	7.2	0.6	7.0	97.2	14.2	0.7	(4.8)	(33.8)	9.4	0.5

Income (loss) before provision for income taxes	(37.5)	(3.1)	45.8	(122.1)	8.3	0.4	52.8	636.1	61.1	3.3
Provision (benefit) for income taxes	(13.4)	(1.1)	16.7	(124.6)	3.3	0.1	15.6	472.7	18.9	1.0

Net income (loss)	$(24.1)	(2.0)%	$29.1	(120.7)%	$5.0	0.3%	$37.2	744.0%	$42.2	2.3%

Institutional pharmacy gross profit for the year ended December 31, 2009, was $263.8 million, or $6.76 per prescription dispensed, compared to $273.5 million, or $6.78 per prescription dispensed for the year ended December 31, 2008. The year ended December 31, 2008, included the reimbursement of overcharges on self-insured employee health benefits of $1.5 million of which approximately $0.9 million related to 2007 ($0.02 per script). Excluding the favorable impact of the reimbursement of the self-insurance, the gross profit per prescription dispensed would be consistent from 2008 to 2009. The institutional pharmacy gross profit margin for the year ended December 31, 2009, was 14.8% compared to 14.5% for the year ended December 31, 2008. After considering the impact of the reimbursement of overcharges on self-insurance, the gross profit margin increased 40 bps from 14.4% for the year ended December 31, 2008, to 14.8% for the year ended December 31, 2009. The increase in institutional pharmacy gross profit margin as a percent of institutional pharmacy revenues is due primarily to synergies from the consolidation of pharmacy locations, partially offset by margin compression as reimbursement declined on generic drugs as more alternatives become available.

The decrease in hospital management gross profit for the year ended December 31, 2009, of $2.6 million, was due primarily to concessions with certain hospital management contracts serviced during the periods.

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

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger and acquisition related costs and other charges (dollars in millions):

	Years Ended December 31,
	2007		Increase (Decrease)		2008		Increase (Decrease)		2009
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$68.9	5.7%	$38.6	56.0%	$107.5	5.5%	$(5.8)	(5.4)%	$101.7	5.5%
Contracted services	9.6	0.8	7.6	79.2	17.2	0.9	(4.0)	(23.3)	13.2	0.7
Provision for doubtful accounts	44.1	3.6	(19.4)	(44.0)	24.7	1.3	(8.1)	(32.8)	16.6	0.9
Supplies	3.7	0.3	3.8	102.7	7.5	0.4	—	—	7.5	0.4
Travel expenses	4.7	0.4	1.2	25.5	5.9	0.3	(1.4)	(23.7)	4.5	0.2
Professional fees	5.6	0.5	4.0	71.4	9.6	0.5	(0.3)	(3.1)	9.3	0.5
Stock-based compensation	1.5	0.1	3.4	226.7	4.9	0.3	(0.3)	(6.1)	4.6	0.3
Management fee	8.4	0.7	(8.4)	(100.0)	—	—	—	—	—	—
Depreciation	6.4	0.5	4.3	67.2	10.7	0.5	(2.1)	(19.6)	8.6	0.5
Rent	5.3	0.4	3.6	67.9	8.9	0.4	(4.8)	(53.9)	4.1	0.2
Maintenance	2.0	0.2	1.1	55.0	3.1	0.2	(0.5)	(16.1)	2.6	0.2
Other costs	9.1	0.7	5.0	54.9	14.1	0.7	0.8	5.7	14.9	0.8

Total selling, general and administrative expenses	$169.3	13.9%	$44.8	26.5%	$214.1	11.0%	$(26.5)	(12.4)%	$187.6	10.2%

Total labor costs decreased $5.8 million for the year ended December 31, 2009, over the comparable period in the prior year as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. Total labor costs in 2008 were reduced by $0.3 million related to the health insurance reimbursement which related to 2007, without which the total labor decrease would have been $6.1 million. Costs associated with contracted services decreased $4.0 million predominantly due to lower costs associated with the IT Services Agreement. The provision for doubtful accounts decreased $8.1 million primarily as a result of improved collections from certain payer types. Total rent decreased $4.8 million primarily as a result of the pharmacy consolidations in the prior period. Other costs within selling, general and administrative expenses declined during the year ended December 31, 2009, a combined $3.8 million due primarily to synergies resulting from the pharmacy consolidations.

The increase of $44.8 million in selling, general and administrative expenses for the year ended December 31, 2008 compared to December 31, 2007, was primarily attributable to a full year of operating results from the acquisition of PharMerica LTC, provision for doubtful accounts described below, the legal and accounting fees associated with becoming compliant under the Sarbanes Oxley Act and the additional costs associated with being a public company. Stock based compensation increased $3.4 million for the year ended December 31, 2008 compared to December 31, 2007, due to the Corporation incurring a full year of compensation expense. Prior year stock based compensation primarily represented only stock based compensation for the period from the date of the Pharmacy Transaction, July 31, 2007 to December 31, 2007.

For the year ended December 31, 2007, the Corporation has reclassified $27.9 million from Integration, merger and acquisition related costs and other charges to provision for doubtful accounts, a component of Selling, general and administrative expenses. The change in accounting estimate of $27.9 million representing an increase in the allowance for doubtful accounts is related to the acquired receivables of PharMerica LTC as of July 31, 2007, and is unrelated to the accounts receivable and revenue of KPS. This amount was previous charged to Integration, merger and acquisition related costs and other charges as the related revenue had never been recorded in the accounts of either the Corporation or its predecessor entity, KPS. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income (loss) or cash flows for the year ended December 31, 2007.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2007		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$2.7	0.2%	$2.3	0.1%	$1.5	0.1%
Equipment and software	12.7	1.1	19.3	1.0	15.9	0.9
Leased equipment	0.2	NM	0.4	NM	0.6	NM

Total depreciation expense	$15.6	1.3%	$22.0	1.1%	$18.0	1.0%

Depreciation expense recorded in cost of goods sold	$8.8	0.7%	$11.3	0.6%	$9.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	6.4	0.5	10.7	0.5	8.6	0.5
Depreciation expense recorded in integration, merger related costs and other charges	0.4	NM	—	—	—	—

Total depreciation expense	$15.6	1.3%	$22.0	1.1%	$18.0	1.0%

Total capital expenditures	$16.7	1.4%	$22.1	1.1%	$21.6	1.2%

Depreciation expense decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, due primarily to assets acquired as a result of the Pharmacy Transaction nearing the end of their weighted average useful life and the consolidation of pharmacy locations. Capital expenditures have declined in 2009 compared to the same period in 2008 primarily as a result of the completion of substantially all consolidations in 2008.

The increase of $6.4 million in depreciation expense for the year ended December 31, 2008 over the prior year amount of $15.6 million is primarily related to a full year of operating results from the PharMerica LTC acquisition as well as assets acquired for the Corporation to establish its own systems infrastructure.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Years Ended December 31,
	2007		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.6	—%	$1.3	0.1%	$1.4	0.1%
Non-compete agreements	0.4	—	0.4	NM	1.1	NM
Noncontractual customer relationships	4.0	0.4	4.8	0.2	6.5	0.4

Total amortization expense	$5.0	0.4%	$6.5	0.3%	$9.0	0.5%

Amortization expense for the year ended December 31, 2009, compared to the year ended December 31, 2008, increased due primarily to additional amortization associated with intangibles capitalized as a result of acquisitions in the period.

The increase in amortization expense in 2008 of $1.5 million was the result of amortization of the intangibles acquired in connection with the PharMerica LTC acquisition.

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

Integration, merger and acquisition related costs and other charges

Integration, merger and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Years Ended December 31,
	2007	2008	2009
Integration costs and other charges:
Professional and advisory fees	$1.1	$1.7	$0.2
General and administrative	0.6	3.2	0.8
Employee costs	0.6	7.2	1.5
Severance costs	1.1	5.3	0.9
Facility costs	2.6	9.3	0.8

	6.0	26.7	4.2

Merger related costs:
Professional and advisory fees	8.0	—	—
General and administrative	5.4	—	—
Employee costs	7.6	—	—
Severance costs	2.0	—	—
Facility costs	0.7	—	—
Other costs	0.1	—	—

	23.8	—	—

Acquistion related costs:
Professional and advisory fees	—	—	1.0

	—	—	1.0

Total integration, merger and acquisition related costs and other charges	$29.8	$26.7	$5.2

Negative effect on earnings per diluted share	$(0.90)	$(0.53)	$(0.10)

Integration, merger, and acquisition related costs and other charges decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was due to the completion of the majority of the planned pharmacy consolidations during 2008. The costs incurred for the year ended December 31, 2009, were primarily related to the planned integration of our pharmacy operating systems. Acquisition costs increased $1.0 million as a result of the acquisitions during the third and fourth quarter of 2009. Effective January 1, 2009, the accounting standards for the accounting of business combinations changed. Prior to the adoption of this accounting change, substantially all costs incurred as a result of an acquisition were capitalized as part of the purchase price of the business combination. The new rules require such costs to be expensed and recorded as a component of the statement of operations. Acquisition related costs will increase as the Corporation consummates future acquisitions.

Integration costs and other charges of $26.7 million increased approximately $20.7 million compared to the prior year amount of $6.0 million due to the increased number of pharmacy consolidations during the year ended December 31, 2008 and costs incurred to integrate the Corporation’s operating systems. The merger related costs of $23.8 million incurred for the year ended December 31, 2007, were costs incurred to merge the legacy KPS and Pharmerica LTC operations.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2007	2008	2009
Interest expense:
Term Debt	$7.4	$14.5	$9.1
Revolving Credit Facility	0.2	—	—

Subtotal (including commitment fees and letters of credit fees)	7.6	14.5	9.1
Other:
Interest income	(0.6)	(0.7)	(0.2)
Amortization of deferred financing fees	0.2	0.4	0.5

Total interest expense	$7.2	$14.2	$9.4

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	6.32%	3.05%	0.65%
LIBOR—1 month, at beginning of period	5.32%	4.60%	0.44%
LIBOR—1 month, at end of period	4.60%	0.44%	0.23%
LIBOR—3 months, at beginning of period	5.36%	4.70%	1.43%
LIBOR—3 months, at end of period	4.70%	1.43%	0.25%

The decrease in interest expense was due to lower LIBOR and the expiration of the interest rate swap on July 31, 2009. The margin over LIBOR was between 0.75% and 1.00% during the year ended December 31, 2009. Total long-term debt outstanding, including capital lease obligations, as of December 31, 2008 and 2009, was $240.0 million and $241.5 million, respectively. Due to the expiration of the interest rate swap on July 31, 2009, the Corporation’s $240.0 million term debt is now subject to variable interest rates. The current margin over LIBOR is 1.0% at December 31, 2009.

Interest expense increased $7.0 for the year ended December 31, 2008 compared to the prior year period as a result of a full year of incurring interest on the Corporation’s debt instruments in 2008. During 2007 and 2008, the Corporation paid down $25.0 and $10.0 million, respectively, in borrowings under the Credit Agreement.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (dollars in millions):

	Years Ended December 31,
	2007	2008	2009
Provision (benefit) for income taxes	$(13.4)	$3.3	$18.9

Provision (benefit) as a percentage of pre-tax income	(35.7)%	39.7%	30.9%

Our effective tax rate for the year ended December 31, 2009, was 30.9% comprised of the 35.0% federal rate and 4.5% for the state rate. The net impact of the valuation allowance releases, permanent rate differences, and other discrete items was a benefit of 8.6%.

The effective tax rate for the year ended December 31, 2008, was 39.7% comprised of the 35.0% federal rate and 4.7% for the state and permanent rate differences.

The effective tax rate for the year ended December 31, 2007 was a benefit of 35.7% comprised of the 35.0% federal rate and net benefit rate of 0.7% for state rate and permanent rate differences.

Liquidity and Capital Resources

The primary source of liquidity for the Corporation is cash flows from operations and the available borrowing capacity under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions and the availability of borrowing capacity under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

The Corporation continues to achieve certain cost savings resulting from operating efficiencies, synergies and other restructuring activities that resulted from the Pharmacy Transaction. Notwithstanding other anticipated savings, we will experience some increased costs associated with the continuation of information systems integration and enhancements.

Cash Flows. The following table presents selected data from our consolidated statements of cash flows (dollars in millions):

	Years Ended December 31,
	2007	2008	2009
Net cash provided by operating activities	$36.3	$65.7	$85.0
Net cash used in investing activities	(22.0)	(47.4)	(76.1)
Net cash provided by (used in) financing activities	14.0	(9.0)	1.0

Net increase in cash and cash equivalents	28.3	9.3	9.9
Cash and cash equivalents at beginning of period	3.7	32.0	41.3

Cash and cash equivalents at end of period	$32.0	$41.3	$51.2

Operating Activities—Cash provided by operations aggregated $85.0 million for the year ended December 31, 2009, compared to $65.7 million for the year ended December 31, 2008. Operating cash flows for the year ended December 31, 2009, were positively impacted by an improvement in the results of operations following the fiscal 2008 pharmacy consolidations.

Investing Activities—Cash used in investing activities aggregated $76.1 million for the year ended December 31, 2009, compared to $47.4 million for the year ended December 31, 2008. The year ended December 31, 2009, had a higher amount of cash used in investing activities than normal due to the acquisitions in 2009 of $54.7 million.

Financing Activities—Cash provided by financing activities aggregated $1.0 million for the year ended December 31, 2009, due to cash proceeds received from the exercise of stock options in the period. Cash flows used in financing activities for the year ended December 31, 2008, were due to the Corporation’s decision to make a $10.0 million early payment on long-term debt. Management did not make an early payment on long-term debt during the year ended December 31, 2009.

Cash and cash equivalents totaled $51.2 million at December 31, 2009 compared to $41.3 million at December 31, 2008.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of December 31, 2009, borrowings under the Credit Agreement bore interest at a rate of 1.24%, including the applicable margin of 1.0%, per annum based upon the one month LIBO Rate and the Corporation had approximately $147.7 million available under the revolving credit facility.

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

The Corporation had a total of $240.0 million outstanding of term debt under the Credit Agreement as of December 31, 2009. The Corporation had no borrowings under the revolving portion of the Credit Agreement as of December 31, 2009. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of December 31, 2009, was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of December 31, 2009. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings.

Covenants

The Credit Agreement requires the Corporation to satisfy a minimum fixed charge coverage ratio and a maximum total leverage coverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum total leverage coverage ratio, which also is tested quarterly, cannot exceed 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter (the leverage ratio is not tested when at any time it is less than 2.00:1.00 or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade). The Credit Agreement provides for the Corporation to use an adjusted EBITDA number in conjunction with the calculation of the leverage ratio. This adjusted EBITDA used in connection with the leverage ratio calculation pursuant to the Credit Agreement is not the same calculation the Corporation uses to determine the Adjusted EBITDA for its financial analysis and other purposes. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditures
Requirement	>=2.00 to 1.00	<=4.75 to 1.00	<=3.00%
December 31, 2007	2.57	2.99	1.40%
Requirement	>=2.00 to 1.00	<=4.50 to 1.00	<=3.00%
December 31, 2008	3.67	1.99	1.13%
Requirement	>=2.25 to 1.00	< = 3.50 to 1.00	<=3.00%
December 31, 2009	5.09	1.88	1.17%

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of December 31, 2009, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred, the Corporation’s former 50% stockholder (the “IT Services Agreement”). Pursuant to this IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI includes business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation internally supports all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The initial term expires on July 31, 2012. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred approximately $7.3 million, $17.3 million, and $11.5 million to Kindred under the terms of the IT Services Agreement for the years ended December 31, 2007, 2008, and 2009, respectively.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2009 (dollars in millions):

	2010	2011	2012	2013	2014	Thereafter
Operating activities:
Prime Vendor Agreement (1)	$—	$—	$—	$—	$—	$—
Non-cancelable operating leases	13.2	8.7	6.4	5.1	4.4	5.7
Technology services agreement	14.4	14.4	8.4	—	—	—
Investing activities:
Contingent Consideration	—	—	1.7	—	—	—
Financing activities:
Total debt and estimated interest	3.0	3.0	241.8	—	—	—

Totals	$30.6	$26.1	$258.3	$5.1	4.4	$5.7

(1)	Under the Prime Vendor Agreement the Corporation is required to purchase 95% of its drug purchases through AmerisourceBergen through July 31, 2012.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2008 and 2009 (in millions, except where indicated)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$480.2	$471.3	$471.6	$465.7	$453.4	$446.5	$447.1	$437.7
Hospital management revenues	14.9	15.0	14.6	14.0	14.8	14.1	13.9	13.7

Total revenues	495.1	486.3	486.2	479.7	468.2	460.6	461.0	451.4

Cost of goods sold:
Institutional pharmacy	410.5	403.4	404.1	397.3	384.8	379.9	382.6	373.6
Hospital management	12.1	12.1	11.8	11.4	12.0	11.9	12.2	11.9

Total cost of goods sold	422.6	415.5	415.9	408.7	396.8	391.8	394.8	385.5

Gross profit:
Institutional pharmacy	69.7	67.9	67.5	68.4	68.6	66.6	64.5	64.1
Hospital management	2.8	2.9	2.8	2.6	2.8	2.2	1.7	1.8

Total gross profit	72.5	70.8	70.3	71.0	71.4	68.8	66.2	65.9
Selling, general and administrative	57.3	54.0	50.5	52.3	50.9	47.2	44.1	45.4
Amortization expense	1.6	1.6	1.6	1.7	1.8	1.9	2.5	2.8
Impairment of intangible assets	—	—	—	14.8	—	—	—	—
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6	0.9	1.7

Operating income (loss)	9.5	8.6	11.1	(6.7)	16.7	19.1	18.7	16.0
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3	1.9	1.0

Income (loss) before income taxes	5.8	5.1	7.7	(10.3)	13.5	15.8	16.8	15.0
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6	2.2	4.8

Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2	$14.6	$10.2

Earnings (loss) per common share (1):
Basic	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30	$0.48	$0.34
Diluted	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30	$0.48	$0.33
Shares used in computing earnings (loss) per common share:
Basic	30.1	30.1	30.1	30.1	30.2	30.2	30.3	30.3
Diluted	30.1	30.2	30.4	30.1	30.3	30.4	30.5	30.5
Balance sheet data:
Cash and cash equivalents	$25.2	$34.9	$42.6	$41.3	$52.1	$77.7	$73.8	$51.2
Working capital	$263.5	$277.1	$281.1	$272.3	$307.4	$324.2	$323.7	$312.8
Goodwill	$109.9	$109.9	$110.7	$113.7	$113.7	$115.6	$128.5	$140.1
Intangible assets, net	$75.9	$74.3	$72.7	$73.4	$71.6	$69.9	$72.3	$90.8
Total assets	$675.4	$673.2	$684.1	$679.2	$677.6	$684.2	$705.9	$724.3
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$311.2	$317.4	$324.3	$319.8	$330.0	$341.9	$359.2	$370.9

Supplemental information:
Adjusted EBITDA(2)	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8	$26.6	$25.1
Adjusted EBITDA Margin (2)	4.3%	4.6%	5.2%	5.0%	5.4%	5.6%	5.6%	5.6%
Adjusted EBITDA per presecription dispensed (2)	$2.07	$2.23	$2.50	$2.39	$2.54	$2.63	$2.74	$2.62
Net cash provided by (used in) operating activities	$11.2	$13.0	$17.5	$24.0	$13.9	$28.8	$16.9	$25.4
Net cash used in investing activities	$(8.1)	$(3.5)	$(10.3)	$(25.5)	$(3.2)	$(3.2)	$(21.7)	$(48.0)
Net cash provided by (used in) financing activities	$(9.9)	$0.2	$0.5	$0.2	$0.1	$—	$0.9	$—
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	10,212	10,067	10,044	9,996	9,919	9,815	9,713	9,590
Revenue per prescription dispensed	$47.02	$46.82	$46.95	$46.59	$45.71	$45.49	$46.03	$45.64
Gross profit per prescription dispensed	$6.83	$6.74	$6.72	$6.84	$6.92	$6.79	$6.64	$6.68
Institutional gross margin	14.5%	14.4%	14.3%	14.7%	15.1%	14.9%	14.4%	14.6%
Generic drug dispensing rate	69.0%	69.9%	71.3%	72.5%	73.5%	74.2%	74.5%	74.7%
Customer licensed beds under contract:
Beginning of period	337,043	334,226	331,299	325,613	322,376	320,745	317,358	317,660
Additions	5,157	6,335	4,901	5,005	6,762	6,473	10,549	12,137
Losses and other	(7,974)	(9,262)	(10,587)	(8,242)	(8,393)	(9,860)	(10,247)	(11,912)

End of period	334,226	331,299	325,613	322,376	320,745	317,358	317,660	317,885

Hospital management contracts serviced	88	86	85	84	84	85	85	86

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
(2)	See “Use of Non GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation of Adjusted EBITDA to net income (loss).

Use of Non-GAAP Measures For Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income are significant components of the accompanying consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income, net operating cash flows and earnings (loss) per diluted share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

(dollars in millions)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2	$14.6	$10.2
Add:
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3	1.9	1.0
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6	0.9	1.7
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6	2.2	4.8
Impairment of intangible assets	—	—	—	14.8	—	—	—	—
Depreciation and amortization expense	7.5	7.2	6.9	6.9	6.5	6.1	7.0	7.4

Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8	$26.6	$25.1

Adjusted EBITDA Margin	4.3%	4.6%	5.2%	5.0%	5.4%	5.6%	5.6%	5.6%

Use of Non-GAAP Measures For Measuring Quarterly Results (Continued)

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

(dollars in millions)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$21.1	$22.4	$25.1	$23.9	$25.2	$25.8	$26.6	$25.1
Interest expense, net	(3.7)	(3.5)	(3.4)	(3.6)	(3.2)	(3.3)	(1.9)	(1.0)
(Provision) benefit for income taxes	(2.5)	(2.2)	(3.4)	4.8	(5.3)	(6.6)	(2.2)	(4.8)
Integration, merger and acquisition related costs and other charges	(3.6)	(6.2)	(6.5)	(5.9)	(1.8)	(0.6)	(0.9)	(1.5)
Provision for bad debt	5.2	5.5	7.2	6.8	7.1	3.6	2.5	3.4
Stock-based compensation	1.0	1.1	1.4	1.4	0.6	1.3	1.3	1.4
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Deferred income taxes	2.5	1.6	2.8	(4.1)	4.8	6.8	2.7	5.4
(Gain) loss on disposition of equipment	—	0.6	0.2	(0.6)	0.1	—	—	0.2
Other	(0.3)	0.3	(0.3)	(0.2)	(0.1)	—	(0.1)	(0.1)
Changes in assets and liabilities	(8.6)	(6.7)	(5.7)	1.4	(13.6)	1.7	(11.2)	(2.8)

Net Cash Flows from Operating Activities	$11.2	$13.0	$17.5	$24.0	$13.9	$28.8	$16.9	$25.4

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, impairment on intangible assets and favorable impact on tax ruling as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, impairment on intangible assets and favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, impairment on intangible assets and favorable impact of tax rate matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Earnings (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share

	2008					2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Earnings (loss) per diluted share	$0.11	$0.10	$0.14	$(0.18)	$0.17	$0.27	$0.30	$0.48	$0.33	$1.39
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	—	—	—	0.30	0.30	—	—	—	—	—
Integration, merger and acquisition related costs and other charges	0.08	0.12	0.13	0.20	0.53	0.04	0.01	0.02	0.03	0.10
Impact of tax rate matters	—	—	—	(0.06)	—	—	—	(0.15)	(0.04)	(0.19)

Adjusted earnings per diluted share after impact of above items	$0.19	$0.22	$0.27	$0.26	$1.00	$0.31	$0.31	$0.35	$0.32	$1.30

Following Represents the Fourth Quarter 2009 Results compared to the Fourth Quarter 2008

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions):

	Quarter Ended
	December 31, 2008		Increase (Decrease)		December 31, 2009
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$465.7	97.1%	$(28.0)	(6.0)%	$437.7	97.0%
Hospital Management	14.0	2.9	(0.3)	(2.1)	13.7	3.0

Total net revenues	479.7	100.0	(28.3)	(5.9)	451.4	100.0

Cost of goods sold:
Institutional Pharmacy	397.3	82.8	(23.7)	(6.0)	373.6	82.8
Hospital Management	11.4	2.4	0.5	4.4	11.9	2.6

Total cost of goods sold	408.7	85.2	(23.2)	(5.7)	385.5	85.4

Gross profit:
Institutional Pharmacy	68.4	14.3	(4.3)	(6.3)	64.1	14.2
Hospital Management	2.6	0.5	(0.8)	(30.8)	1.8	0.4

Total gross profit	$71.0	14.8%	$(5.1)	(7.2)%	$65.9	14.6%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,996		(406)	(4.1)%	9,590
Revenue per prescription dispensed	$46.59		$(0.95)	(2.0)%	$45.64
Gross profit per prescription dispensed	$6.84		$(0.16)	(2.3)%	$6.68
Institutional pharmacy gross margin	14.7%		(0.1)	(0.7)%	14.6%
Generic dispensing rate	72.5%		2.2	3.0%	74.7%
Customer licensed beds under contract
Beginning of period	325,613		(7,953)	(2.4)%	317,660
Additions	5,005		7,132	142.5	12,137
Losses and other	(8,242)		(3,670)	44.5	(11,912)

End of period	322,376		(4,491)	(1.4)%	317,885

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	84		2.0	2.4%	86

Revenues

The decrease in institutional pharmacy revenues of $28.0 million for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, was the result of a rate variance of approximately $9.1 million or a $0.95 decline per prescription dispensed and an unfavorable volume variance of approximately $18.9 million or 406,000 fewer prescriptions dispensed. The rate variance was comprised of approximately $11.6 million due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $20.7 million due to the increase in the generic drug dispensing rate during the period, the AWP impact of $1.4 million and other concessions. The volume variance of approximately $18.9 million was due to the decline in net customer licensed beds under contract.

The decrease in hospital management revenues for the three months ended December 31, 2009, of $0.3 million was due primarily to concessions with certain hospital management contracts serviced in the period, despite an increase in the number of hospital contracts serviced between periods.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $23.7 million for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. Drug spend as a percentage of revenues increased 171 bps but was partially offset by an improvement in rebates of 74 bps during the comparable periods. Other costs included within cost of goods sold as a percent of revenues improved a combined 87 bps, predominately as a result of operational efficiencies.

Hospital management cost of goods sold increased $0.5 million for the three months ended December 31, 2009, compared to the respective prior periods due to an increase in the number of hospital contracts serviced between periods.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2008		Increase (Decrease)		December 31, 2009
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$71.0	14.8%	$(5.1)	(7.2)%	$65.9	14.6%
Selling, general and administrative expenses	52.3	10.9	(6.9)	(13.2)	45.4	10.1
Amortization expense	1.7	0.4	1.1	64.7	2.8	0.6
Impairment of intangible assets	14.8	3.0	(14.8)	(100.0)	—	—
Integration, merger related costs and other charges	8.9	1.9	(7.2)	(80.9)	1.7	0.4
Interest expense, net	3.6	0.7	(2.6)	(72.2)	1.0	0.2

Income (loss) before provision for income taxes	(10.3)	(2.1)	25.3	(245.6)	15.0	3.3
Provision (benefit) for income taxes	(4.8)	(1.0)	9.6	(200.0)	4.8	1.0

Net income (loss)	$(5.5)	(1.1)%	$15.7	(285.5)%	$10.2	2.3%

Institutional pharmacy gross profit for the three months ended December 31, 2009, was $64.1 million, or $6.68 per prescription dispensed, compared to $68.4 million, or $6.84 per prescription dispensed for the three months ended December 31, 2008. The institutional pharmacy gross profit margin for the three months ended December 31, 2009, was consistent between periods despite the decline in gross profit per prescription dispensed.

The decrease in hospital management gross profit for the three months ended December 31, 2009, of $0.8 million, was due primarily to concessions with certain hospital management contracts serviced during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods, excluding integration, merger and acquisition related costs and other charges (dollars in millions):

	Quarter Ended
	December 31, 2008		Increase (Decrease)		December 31, 2009
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$26.1	5.4%	$(1.7)	(6.5)%	$24.4	5.4%
Contracted services	4.1	0.9	(0.7)	(17.1)	3.4	0.8
Provision for doubtful accounts	6.8	1.4	(3.4)	(50.0)	3.4	0.8
Supplies	2.0	0.4	(0.1)	(5.0)	1.9	0.4
Travel expenses	1.4	0.3	(0.2)	(14.3)	1.2	0.3
Professional fees	2.6	0.5	(0.6)	(23.1)	2.0	0.4
Stock-based compensation	1.4	0.3	—	—	1.4	0.3
Depreciation	2.6	0.5	(0.4)	(15.4)	2.2	0.5
Rent	1.4	0.3	(0.4)	(28.6)	1.0	0.2
Maintenance	0.7	0.2	(0.1)	(14.3)	0.6	0.1
Other costs	3.2	0.7	0.7	21.9	3.9	0.9

Total selling general and administrative expenses	$52.3	10.9%	$(6.9)	(13.2)%	$45.4	10.1%

Total labor costs decreased $1.7 million for the three months ended December 31, 2009, over the comparable periods as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. Costs associated with contracted services decreased $0.7 million predominantly due to lower costs associated with the IT Services Agreement. The provision for doubtful accounts decreased $3.4 million primarily as a result of improved collections from certain payer types. Other costs within selling, general and administrative expenses declined during the three months ended December 31, 2009, a combined $1.1 million due primarily to synergies resulting from the pharmacy consolidations.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods as follows (dollars in millions):

	Quarter Ended
	December 31, 2008		December 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.7	0.9	4.0	0.9
Leased equipment	—	—	0.2	NM

Total depreciation expense	$5.2	1.0%	$4.6	1.0%

Depreciation expense recorded in cost of goods sold	$2.6	0.5%	$2.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.6	0.5	2.2	0.5

Total depreciation expense	$5.2	1.0%	$4.6	1.0%

Total capital expenditures	$4.3	0.9%	$9.3	2.1%

Depreciation expense decreased for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, due primarily to assets acquired as a result of the Pharmacy Transaction nearing the end of their weighted average useful life and the consolidation of pharmacy locations. Capital expenditures have increased in 2009 compared to the same periods in 2008 primarily as a result of the planned systems infrastructure build out.

Amortization expenses represents the following (dollars in millions):

	Quarter Ended
	December 31, 2008		December 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.3	0.1%
Non-compete agreements	0.1	NM	0.6	0.1
Customer relationships	1.3	0.3	1.9	0.4

Total amortization expense	$1.7	0.4%	$2.8	0.6%

Amortization expense for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, increased due primarily to additional amortization associated with intangibles capitalized as a result of acquisitions in the period.

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

Integration, merger and acquisition related costs and other charges

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation as follows (dollars in millions, except per share amounts):

	Quarter Ended
	December 31, 2008	December 31, 2009
Integration costs and other charges:
Professional and advisory fees	$0.2	$0.2
General and administrative	0.6	0.4
Employee costs	0.9	0.3
Severance costs	1.6	0.3
Facility costs	5.6	0.1

	8.9	1.3

Acquisition related costs:
Professional and advisory fees	—	0.4

	—	0.4

Total integration, merger related costs and other charges	$8.9	$1.7

Negative effect on earnings per diluted share	$(0.20)	$(0.03)

Integration, merger, and acquisition related costs and other charges decreased for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was due to the completion of the majority of the planned pharmacy consolidations during 2008. The costs incurred for the year ended December 31, 2009, were primarily related to the planned integration of our pharmacy system platforms. Acquisition costs increased $0.4 million as a result of the acquisitions during the third and fourth quarter 2009. Effective January 1, 2009, the accounting standards for the accounting of business combinations changed. Prior to the adoption of this accounting change, substantially all costs incurred as a result of an acquisition were capitalized as part of the purchase price of the business combination. The new rules require such costs to be expensed and recorded as a component of the statement of operations. Acquisition related costs will increase as the Corporation consummates future acquisitions.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	December 31, 2008	December 31, 2009

	Amount	Amount
Interest expense, net:
Term Debt	$3.5	$0.9
Revolving credit facility	—	—

Subtotal (including commitment fees and letters of credit fees)	3.5	0.9
Other:
Interest expense (income)	—	—
Amortization of deferred financing fees	0.1	0.1

Total interest expense, net	$3.6	$1.0

Interest rate (excluding applicable margin):
Average interest rate on term debt	2.95%	0.25%
LIBOR—1 month, at beginning of period	3.93%	0.24%
LIBOR—1 month, at end of period	0.44%	0.23%
LIBOR—3 months, at beginning of period	4.05%	0.28%
LIBOR—3 months, at end of period	1.43%	0.25%

The decrease in interest expense was due to lower LIBOR during the three months ended December 31, 2009 and the expiration of the interest rate swap. The margin over LIBOR was 1.00% during the three months ended December 31, 2009. Total long-term debt outstanding, including capital lease obligations, as of December 31, 2008 and 2009, was $240.0 million and $241.5 million, respectively. Due to the expiration of the interest rate swap on July 31, 2009 the Corporation’s $240.0 million term debt is now subject to variable interest rates. The current margin over LIBOR is 1.0% at December 31, 2009.

Tax Provision (Benefit)

The tax provision (benefit) for the periods presented was as follows (dollars in million):

	Quarter Ended
	December 31, 2008	December 31, 2009
Provision (benefit) for income taxes	$(4.8)	$4.8

Provision (benefit) as a percentage of pre-tax income	(46.0)%	31.9%

Our effective tax rate for the three months ended December 31, 2009 was 31.9% comprised of the 35.0% federal rate and a net benefit of 3.1% for the state rate and permanent differences and other discrete items. Our effective tax rate for the three months ended December 31, 2008, was a benefit of 46.0% comprised of the 35.0% federal rate and 11.0% for the state rate and permanent rate differences. The rate for the period ended December 31, 2009, was favorably impacted by a benefit of $1.2 million associated with various internal restructuring transactions implemented in the period. Exclusive of these transactions the effective tax rate for the three months ended December 31, 2009, would have been 40.1%, comprised of the 35.0% federal rate and 5.1% for the state rate and permanent rate differences.

The state rate for the period ended December 31, 2008, was impacted by the need for valuation allowances on losses generated by the impairments of certain finite lived intangible assets in the period. The benefit for the period was favorably impacted by a ruling obtained from the Internal Revenue Service during the period on a specific permanent item.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2008 and 2009 (dollars in millions):

	Quarter Ended
	December 31, 2008	December 31, 2009
Statement of Cash Flows
Cash flows provided by (used in) operating activities:
Net income (loss)	$(5.5)	$10.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.2	4.6
Amortization	1.7	2.8
Impairment charge	14.8	—
Integration, merger and acquisition related costs and other charges	3.0	0.2
Stock-based compensation	1.4	1.4
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	(4.1)	5.4
Loss (gain) on disposition of equipment	(0.6)	0.2
Other	(0.2)	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	4.3	7.1
Inventory and other assets	4.2	(2.5)
Prepaids and other assets	(1.2)	(4.2)
Accounts payable	(0.8)	1.8
Salaries, wages and other compensation	(0.7)	(4.8)
Other accrued liabilities	2.4	3.2

Net cash provided by operating activities	24.0	25.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(4.3)	(9.3)
Acquisitions, net of cash acquired	(21.5)	(38.8)
Cash proceeds from sale of assets	0.3	—
Other	—	0.1

Net cash used in investing activities	(25.5)	(48.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and capital lease obligations	—	(0.2)
Issuance of common stock	0.2	0.1
Tax benefit from stock-based compensation	—	0.1

Net cash provided by (used in) financing activities	0.2	—

Change in cash and cash equivalents	(1.3)	(22.6)
Cash and cash equivalents at beginning of period	42.6	73.8

Cash and cash equivalents at end of period	$41.3	$51.2

Supplemental information:
Cash paid for interest	$3.5	$0.9

Cash paid for taxes	$0.1	$—

Following Represents the Fourth Quarter 2009 Results compared to the Third Quarter 2009

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Quarter Ended
	September 30, 2009		Increase (Decrease)		December 31, 2009
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$447.1	97.0%	$(9.4)	(2.1)%	$437.7	97.0%
Hospital Management	13.9	3.0	(0.2)	(1.4)	13.7	3.0

Total net revenues	461.0	100.0	(9.6)	(2.1)	451.4	100.0

Cost of goods sold:
Institutional Pharmacy	382.6	83.0	(9.0)	(2.4)	373.6	82.8
Hospital Management	12.2	2.6	(0.3)	(2.5)	11.9	2.6

Total cost of goods sold	394.8	85.6	(9.3)	(2.4)	385.5	85.4

Gross profit:
Institutional Pharmacy	64.5	14.0	(0.4)	(0.6)	64.1	14.2
Hospital Management	1.7	0.4	0.1	5.9	1.8	0.4

Total gross profit	$66.2	14.4%	$(0.3)	(0.5)%	$65.9	14.6%

Institutional Pharmacy (in whole numbers, except where indicated)
Volume information:
Prescriptions dispensed (in thousands)	9,713		(123)	(1.3)%	9,590
Revenue per prescription dispensed	$46.03		$(0.39)	(0.8)%	$45.64
Gross profit per prescription dispensed	$6.64		$0.04	0.6%	$6.68
Institutional gross margin	14.4%		0.2	1.4%	14.6%
Generic dispensing rate	74.5%		0.2	0.3%	74.7%
Customer licensed beds under contract:
Beginning of period	317,358		302	0.1%	317,660
Additions	10,549		1,588	15.1	12,137
Losses and other	(10,247)		(1,665)	16.2	(11,912)

End of period	317,660		225	0.1%	317,885

Hospital Management (in whole numbers except where indicated)
Hospital management contracts serviced	85		1.0	1.2%	86

Revenues

The decrease in institutional pharmacy revenues of $9.4 million for the three months ended December 31, 2009, compared to the three months ended September 30, 2009, was the result of a rate variance of approximately $3.7 million or a $0.39 decline per prescription dispensed and an unfavorable volume variance of approximately $5.7 million or 123,000 fewer prescriptions dispensed. The rate variance was comprised of approximately $3.0 million due to deflation on drugs dispensed between periods and $0.3 million due to the increase in the generic drug dispensing rate during the period from 74.5% to 74.7% and other concessions. The sequential decrease in revenue per script is the result of continued revenue per script decreases in generic drugs as well as the impact of the September 2009 change in the AWP of $1.4 million and other concessions, which impacted the Corporation’s reimbursement from Medicaid and certain PDPs. The volume variance of approximately $5.7 million was due to the decline in net customer licensed beds under contract.

The decrease in hospital management revenues for the three months ended December 31, 2009, of $0.2 million was due primarily to concessions with certain hospital management contracts serviced in the period, despite an increase in the number of hospital contracts serviced between periods.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $9.0 million for the three months ended December 31, 2009, compared to the three months ended September 30, 2009, due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. Drug spend as a percentage of revenues increased 92 bps but was partially offset by an improvement in rebates of 42 bps during the comparable periods. Other costs included within cost of goods sold as a percent of revenues improved a combined 73 bps, predominately as a result of operational efficiencies.

Hospital management cost of goods sold decreased $0.3 million for the three months ended December 31, 2009, compared to the respective prior period due to an increase in the number of hospital contracts serviced between periods.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	September 30, 2009		Increase (Decrease)		December 31, 2009
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$66.2	14.4%	$(0.3)	(0.5)%	$65.9	14.6%
Selling, general and administrative expenses	44.1	9.6	1.3	2.9	45.4	10.1
Amortization expense	2.5	0.5	0.3	12.0	2.8	0.6
Integration, merger and acquisition related costs and other charges	0.9	0.2	0.8	88.9	1.7	0.4
Interest expense, net	1.9	0.4	(0.9)	(47.4)	1.0	0.2

Income before provision for income taxes	16.8	3.7	(1.8)	(10.7)	15.0	3.3
Provision for income taxes	2.2	0.5	2.6	118.2	4.8	1.0

Net income	$14.6	3.2%	$(4.4)	(30.1)%	$10.2	2.3%

Institutional pharmacy gross profit for the three months ended December 31, 2009, was $64.1 million, or $6.68 per prescription dispensed, compared to $64.5 million, or $6.64 per prescription dispensed for the three months ended September 30, 2009. The institutional pharmacy gross profit margin for the three months ended December 31, 2009, improved 20 bps to 14.6%, from 14.4% due primarily to the incremental increase in the generic dispensing rate from 74.5% to 74.7%.

The increase in hospital management gross profit for the three months ended December 31, 2009, of $0.1 million, was due primarily to an increase in the number of hospital contracts serviced between periods.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods excluding integration, merger and acquisition related costs and other charges (dollars in millions):

	Quarter Ended
	September 30, 2009		Increase (Decrease)		December 31, 2009
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$24.7	5.4%	$(0.3)	(1.2)%	$24.4	5.4%
Contracted services	3.5	0.8	(0.1)	(2.9)	3.4	0.8
Provision for doubtful accounts	2.5	0.5	0.9	36.0	3.4	0.8
Supplies	1.7	0.4	0.2	11.8	1.9	0.4
Travel expenses	1.2	0.3	—	—	1.2	0.3
Professional fees	2.2	0.5	(0.2)	(9.1)	2.0	0.4
Stock-based compensation	1.3	0.3	0.1	7.7	1.4	0.3
Depreciation	2.0	0.4	0.2	10.0	2.2	0.5
Rent	1.0	0.2	—	—	1.0	0.2
Maintenance	0.6	0.1	—	—	0.6	0.1
Other costs	3.4	0.7	0.5	14.7	3.9	0.9

Total selling general and administrative expenses	$44.1	9.6%	$1.3	2.9%	$45.4	10.1%

Total labor costs decreased $0.3 million for the three months ended December 31, 2009, over the prior period due to the forfeiture of employees paid time off in the period. The provision for doubtful accounts increased $0.9 million primarily as a result of delayed payments from certain payer types, including Medicaid and PDP’s. Other costs within selling, general and administrative expenses increased during the three months ended December 31, 2009, a combined $0.7 million.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	September 30, 2009		December 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.4	0.1%
Equipment and software	4.0	0.9	4.0	0.9
Leased equipment	0.1	NM	0.2	NM

Total depreciation expense	$4.5	1.0%	$4.6	1.0%

Depreciation expense recorded in cost of goods sold	$2.5	0.6%	$2.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.0	0.4	2.2	0.5

Total depreciation expense	$4.5	1.0%	$4.6	1.0%

Total capital expenditures	$5.8	1.3%	$9.3	2.1%

Depreciation expense increased for the three months ended December 31, 2009, compared to the three months ended September 30, 2009, due primarily to assets acquired as a result of the acquisition in the third quarter. Capital expenditures have increased in three months ended December 31, 2009, compared to the three months ended September 30, 2009, due to purchases associated with the systems infrastructure build out.

Amortization expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	September 30, 2009		December 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.3	0.1%
Non-compete agreements	0.3	NM	0.6	0.1
Customer relationships	1.8	0.4	1.9	0.4

Total amortization expense	$2.5	0.5%	$2.8	0.6%

Amortization expense for the three months ended December 31, 2009, compared to the three months ended September 30, 2009, increased due to the acquisition in the third quarter of 2009.

Integration, Merger and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions, except per share amounts):

	Quarter Ended
	September 30, 2009	December 31, 2009
Integration costs and other charges:
Professional and advisory fees	$—	$0.2
General and administrative	0.1	0.4
Employee costs	0.2	0.3
Severance costs	—	0.3
Facility costs	0.1	0.1

	0.4	1.3

Acquisition related costs:
Professional and advisory fees	0.5	0.4

	0.5	0.4

Total integration, merger and acquisition related costs and other charges	$0.9	$1.7

Negative effect on earnings per diluted share	$(0.02)	$(0.03)

Integration, merger, and acquisition related costs and other charges increased for the three months ended December 31, 2009, compared to the three months ended September 30, 2009, due to costs incurred as a result of the planned integration of our pharmacy system platforms and acquisitions in the third and fourth quarter of 2009.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	September 30, 2009	December 31, 2009
Interest expense, net:
Term Debt	$1.7	$0.9
Revolving credit facility	—	—

Subtotal (including commitment fees and letters of credit fees)	1.7	0.9
Other:
Interest expense (income)	—	—
Amortization of deferred financing fees	0.2	0.1

Total interest expense, net	$1.9	$1.0

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.42%	0.25%
LIBOR—1 month, at beginning of period	0.30%	0.24%
LIBOR—1 month, at end of period	0.24%	0.23%
LIBOR—3 months, at beginning of period	0.59%	0.28%
LIBOR—3 months, at end of period	0.28%	0.25%

The decrease in interest expense was due to lower LIBOR, and the expiration of the interest rate swap. The margin over LIBOR was 1.00% during the three months ended September 30, 2009 and December 31, 2009.

Tax Provision

The tax provision for the periods presented was as follows (dollars in million):

	Quarter Ended
	September 30, 2009	December 31, 2009
Provision for income taxes	$2.2	$4.8

Provision as a percentage of pre-tax income	13.1%	31.9%

The increase in the provision as a percentage of pre-tax income for the three months ended December 31, 2009, compared to the three months ended September 30, 2009, is due to tax benefits recorded in the third quarter related to the adoption of an internal restructuring plan. During the three month period ended September 30, 2009, the Corporation recorded a tax benefit of $4.5 million ($0.15 earnings per diluted share) related to its internal restructuring plan. The benefits related to a determination that it is more likely than not that it will be able to realize certain historic net operating loss carryforwards for which a valuation allowance had previously been provided. Excluding this one-time benefit, the provision for income taxes for the three months ended September 30, 2009, would have been $6.7 million (39.7% of pre-tax income).

During the three months ended December 31, 2009, the Corporation recorded tax benefits of $1.2 million ($0.04 earnings per diluted share, as a result of internal restructuring activities. The benefit related in part to a determination that is more likely than not that the Corporation will be able to realize the benefits of certain deferred tax assets for which a valuation allowance had previously been provided. Excluding this one time benefit, the provision for income taxes for the three months ended December 31, 2009, would have been $6.0 million (40.1% of pre-tax income).

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended September 30, 2009 and December 31, 2009 (dollars in millions):

	Quarter Ended
	September 30, 2009	December 31, 2009
Statement of Cash Flows
Cash flows provided by (used in) operating activities:
Net income	$14.6	$10.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.5	4.6
Amortization	2.5	2.8
Integration, merger and acquisition related costs and other charges	—	0.2
Stock-based compensation	1.3	1.4
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	2.7	5.4
Loss (gain) on disposition of equipment	—	0.2
Other	(0.1)	(0.1)
Change in operating assets and liabilities:
Accounts receivable	(4.5)	7.1
Inventory and other assets	(2.4)	(2.5)
Prepaids and other assets	(5.3)	(4.2)
Accounts payable	4.8	1.8
Salaries, wages and other compensation	1.0	(4.8)
Other accrued liabilities	(2.3)	3.2

Net cash provided by operating activities	16.9	25.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(5.8)	(9.3)
Acquisitions, net of cash acquired	(15.9)	(38.8)
Other	—	0.1

Net cash used in investing activities	(21.7)	(48.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt and capital lease obligations	(0.1)	(0.2)
Issuance of common stock	1.0	0.1
Tax benefit from stock-based compensation	—	0.1

Net cash provided by financing activities	0.9	—

Change in cash and cash equivalents	(3.9)	(22.6)
Cash and cash equivalents at beginning of period	77.7	73.8

Cash and cash equivalents at end of period	$73.8	$51.2

Supplemental information:
Cash paid for interest	$3.8	$0.9

Cash paid for taxes	$0.2	$—

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On July 31, 2007, the Corporation entered into the Credit Agreement consisting of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on July 31, 2007, to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. As of December 31, 2009, borrowing under the Credit Agreement bore interest at a rate of 1.2% per annum based upon the one month and the three month adjusted LIBO rate.

Based upon the amount of variable rate debt outstanding as of December 31, 2009, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $2.4 million on an annual basis. The estimated change to the Corporation’s interest expense is determined by considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PharMerica Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PharMerica Corporation and its subsidiaries at December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our audits, which were integrated audits in 2008 and 2009. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the West Virginia Acquisition and Integrity Pharmacy Services Acquisition from its assessment of internal control over financial reporting as of December 31, 2009 because they were acquired by the Corporation in a purchase business combination during 2009. We have also excluded the West Virginia Acquisition and Integrity Pharmacy Services Acquisition from our audit of internal control over financial reporting. The West Virginia Acquisition and Integrity Pharmacy Services Acquisition are wholly-owned subsidiaries whose total combined assets and total combined revenues represent 10.0% and less than 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 4, 2010

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2008 and 2009

(In millions, except share and per share amounts)

	2007	2008	2009
Revenues	$1,217.8	$1,947.3	$1,841.2
Cost of goods sold	1,044.0	1,662.7	1,568.9

Gross profit	173.8	284.6	272.3
Selling, general and administrative expenses	169.3	214.1	187.6
Amortization expense	5.0	6.5	9.0
Impairment of intangible assets (See Note 4)	—	14.8	—
Integration, merger and acquisition related costs and other charges (See Note 8)	29.8	26.7	5.2

Operating income (loss)	(30.3)	22.5	70.5
Interest expense, net	7.2	14.2	9.4

Income (loss) before income taxes	(37.5)	8.3	61.1
Provision (benefit) for income taxes	(13.4)	3.3	18.9

Net income (loss)	$(24.1)	$5.0	$42.2

Earnings (loss) per common share:
Basic	$(1.13)	$0.17	$1.39
Diluted	$(1.13)	$0.17	$1.39

Shares used in computing earnings (loss) per common share:
Basic	21,331,995	30,095,582	30,266,272
Diluted	21,331,995	30,190,893	30,402,768

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2009

(In millions, except share and per share amounts)

	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$41.3	$51.2
Accounts receivable, net	219.3	215.3
Inventory	73.4	79.8
Deferred tax assets	24.9	39.8
Prepaids and other assets	16.7	23.6

	375.6	409.7

Equipment and leasehold improvements	97.1	119.6
Accumulated depreciation	(43.1)	(59.0)

	54.0	60.6

Deferred tax assets, net	59.4	21.0
Goodwill	113.7	140.1
Intangible assets, net	73.4	90.8
Other	3.1	2.1

	$679.2	$724.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.4	$59.6
Salaries, wages and other compensation	36.3	30.9
Other accrued liabilities	12.6	6.4

	103.3	96.9

Long-term debt	240.0	240.0
Other long term liabilities	16.1	16.5
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2008 and December 31, 2009	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,477,558 shares and 30,619,830 shares issued and outstanding as of December 31, 2008 and 2009, respectively.	0.3	0.3
Capital in excess of par value	338.7	344.8
Accumulated other comprehensive loss	(2.8)	—
Retained (deficit) earnings	(16.4)	25.8

	319.8	370.9

	$679.2	$724.3

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2008 and 2009

(In millions)

	2007	2008	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$(24.1)	$5.0	$42.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15.2	22.0	18.0
Amortization	5.0	6.5	9.0
Impairment charge	—	14.8	—
Integration, merger and acquisition related costs and other charges	7.2	4.5	0.4
Stock-based compensation	1.5	4.9	4.6
Amortization of deferred financing fees	0.2	0.4	0.4
Deferred income taxes	(13.4)	2.8	19.7
Loss on disposition of equipment	0.1	0.2	0.3
Other	(0.9)	(0.5)	(0.3)
Change in operating assets and liabilities:
Accounts receivable, net	14.0	(4.4)	11.3
Inventory and other assets	1.1	4.2	(2.4)
Prepaids and other assets	(3.3)	3.3	(6.2)
Accounts payable	23.1	1.1	(1.2)
Salaries, wages and other compensation	9.3	(2.3)	(9.8)
Other accrued liabilities	1.3	3.2	(1.0)

Net cash provided by operating activities	36.3	65.7	85.0

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(16.7)	(22.1)	(21.6)
Acquisitions, net of cash acquired	(5.6)	(25.9)	(54.7)
Cash proceeds from sale of assets	—	0.6	0.1
Other	0.3	—	0.1

Net cash used in investing activities	(22.0)	(47.4)	(76.1)

Cash flows provided by (used in) financing activities:
Net contributions from Former Parent	14.0	—	—
Proceeds from long-term revolving credit facility	20.0	—	—
Repayments of long-term revolving credit facility	(20.0)	—	—
Proceeds from long-term debt	275.0	—	—
Repayments of long-term debt and capital lease obligations	(25.0)	(10.0)	(0.6)
Proceeds from Spin-co loans	125.0	—	—
Repayments of Spin-co loans	(250.0)	—	—
Payment of debt issuance costs	(2.0)	—	—
Dividends	(125.0)	—	—
Cash contributions received from minority shareholders	2.0	0.1	—
Issuance of common stock	—	0.9	1.4
Tax benefit from stock-based compensation	—	—	0.2

Net cash provided by (used in) financing activities	14.0	(9.0)	1.0

Change in cash and cash equivalents	28.3	9.3	9.9
Cash and cash equivalents at beginning of period	3.7	32.0	41.3

Cash and cash equivalents at end of period	$32.0	$41.3	$51.2

Supplemental information:
Transfers of property and equipment from Former Parent	$4.9	$—	$—

Cash paid for interest	$5.4	$14.6	$11.2

Cash paid for taxes	$1.4	$1.5	$1.6

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$438.1	$(1.7)	$(1.5)

Fair value of liabilities assumed or incurred	$178.8	$(1.0)	$—

Capital lease obligations	$—	$—	$1.8

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2008 and 2009

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total
	Shares	Amount
Balance at December 31, 2006	10	$—	$133.7	$—	$64.6	$198.3
Comprehensive loss:
Net loss	—	—	—	—	(24.1)	(24.1)
Change in fair value of interest rate swap, net	—	—	—	(2.6)	—	(2.6)

Total comprehensive loss	—	—	—	(2.6)	(24.1)	(26.7)

Net transfers from Former Parent	—	—	9.7	—	—	9.7
Dividend to Former Parent	—	—	(63.1)	—	(61.9)	(125.0)
Cancellation of common stock	(10)	—	—	—	—	—
Stock issuance—spin-off from Former Parent	15,000,000	0.2	(0.2)	—	—	—
Stock issuance—purchase of business	15,000,000	0.1	251.3	—	—	251.4
Grant and forfeiture of non-vested restricted stock	360,612	—	—	—	—	—
Stock-based compensation—restricted stock	—	—	0.4	—	—	0.4
Stock-based compensation—stock options	—	—	1.1	—	—	1.1

Balance at December 31, 2007	30,360,612	$0.3	$332.9	$(2.6)	$(21.4)	$309.2

Comprehensive income:
Net income	—	—	—	—	5.0	5.0
Change in fair value of interest rate swap, net	—	—	—	(0.2)	—	(0.2)

Total comprehensive income	—	—	—	(0.2)	5.0	4.8

Grant and forfeiture of non-vested restricted stock	49,068	—	0.1	—	—	0.1
Exercise of stock options	67,878	—	0.8	—	—	0.8
Stock-based compensation—restricted stock	—	—	2.3	—	—	2.3
Stock-based compensation—stock options	—	—	2.6	—	—	2.6

Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$319.8

Comprehensive income:
Net income	—	—	—	—	42.2	42.2
Change in fair value of interest rate swap, net	—	—	—	2.8	—	2.8

Total comprehensive income	—	—	—	2.8	42.2	45.0

Grant and forfeiture of non-vested restricted stock	34,964	—	—	—	—	—
Exercise of stock options	107,308	—	1.4	—	—	1.4
Stock-based compensation—restricted stock	—	—	2.5	—	—	2.5
Stock-based compensation—stock options	—	—	2.1	—	—	2.1
Income tax benefit in connection with the issuance of common stock under stock-based compensation plans	—	—	0.1			0.1

Balance at December 31, 2009	30,619,830	$0.3	$344.8	$—	$25.8	$370.9

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 98 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

Pharmacy Transaction

The Corporation, formerly known as Safari Holding Corporation, was formed on October 23, 2006, by Kindred Healthcare, Inc. (“Kindred” or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For accounting purposes, the Pharmacy Transaction was treated as an acquisition by KPS of PharMerica LTC with KPS being considered the accounting acquirer. As a result, the accompanying financial statements include only certain accounts and results of operations representing the institutional pharmacy business of Kindred on a “carve-out” basis. Because KPS was determined to be the acquirer for accounting purposes, the historical financial statements of KPS became the historical financial statements of the Corporation. Accordingly, the financial statements of the Corporation prior to the Pharmacy Transaction reflect the financial position, results of operations and cash flows of KPS, which during the historical periods presented in the accompanying consolidated financial statements, was a wholly owned subsidiary of Kindred. Following the Pharmacy Transaction, the financial statements reflect the financial position, results of operation and cash flows of the Corporation. The results of operations of PharMerica LTC are included in the results of operations of the Corporation beginning August 1, 2007.

Prior to the closing of the Pharmacy Transaction, the Corporation had no assets or liabilities and conducted no business activity. Prior to the closing of the Pharmacy Transaction, the Corporation’s business was operated as two separate businesses within two different public companies, Kindred and AmerisourceBergen.

Principles of Consolidation; Parent Allocations

For all periods prior to the Pharmacy Transaction, the accompanying consolidated financial statements present the historical results of KPS’s operations during each respective period. Accordingly, these consolidated financial statements include allocations of certain expenses, as well as assets and liabilities, historically maintained by Kindred and not recorded in the accounts of KPS. Prior to the Pharmacy Transaction, Kindred corporate expenses were allocated based upon either the identification of specific costs or as a percentage of KPS revenues, where applicable. Allocated costs may not necessarily be indicative of the costs that would have been incurred by KPS if it had operated as a separate entity. All inter-company transactions have been eliminated.

Reclassifications

For the year ended December 31, 2007, the Corporation has reclassified $27.9 million from Integration, merger and acquisition related costs and other charges to provision for doubtful accounts, a component of Selling, general and administrative expenses in the consolidated statement of operations. The $27.9 million increase in the allowance for doubtful accounts is related to the acquired receivables of PharMerica LTC as of July 31, 2007, and is unrelated to the accounts receivable and revenue of KPS. This reclassification has no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income (loss) or cash flows for the year ended December 31, 2007.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in collectibility of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, accounting for income taxes and stock based compensation. Actual amounts may differ from these estimates.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation and/or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in manufacturers’ rebate programs; shifts in demand for generic drug equivalents; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

Non-Controlling Interests in Consolidated Entities

The accompanying consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100% owned entities that the Corporation controls. Accordingly, the Corporation recorded non-controlling interests in the earnings and equity of such entities. The Corporation records adjustments to non-controlling interests for the allocable portion of income or loss to which the non-controlling interest holders are entitled based upon their portion of certain subsidiaries that they own. For the year ended December 31, 2007 and 2008 non-controlling interests were $1.2 million and $0.5 million, respectively, and recorded in cost of goods sold in our consolidated statements of operations.

On July 9, 2008, the Corporation purchased the 49.0% non-controlling interest held by a third-party.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2008 and 2009, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

Derivative Instruments

The Corporation had an interest rate swap to manage interest rate risk that matured on July 31, 2009. The Corporation prohibits the use of derivative instruments for trading or speculative purposes. Changes in the fair value of derivatives deemed to be eligible for hedge accounting are reported in accumulated other comprehensive income (loss) exclusive of ineffective amounts which are reported in interest expense.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial assets and liabilities disclosed at fair value at December 31, 2008 and 2009 are set forth in the table below (dollars in millions):

As of December 31, 2009	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$(2.9)	$—	$(2.9)	$—	A
Contingent Consideration	$(1.7)	$—	$—	$(1.7)	C

As of December 31, 2008	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Derivative Financial Instrument	$(4.9)	$—	$(4.9)	$—	C
Deferred Compensation Plan	$(1.4)	$—	$(1.4)	$—	A

The deferred compensation plan represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and Board members of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represents a future earn-out associated with our acquisition of an institutional pharmacy in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration is derived using the income approach with unobservable inputs, which include future gross profit forecast and present value assumptions, which there is little or no market data. There was no change in the fair value of the Level 3 liability at December 31, 2009. The derivative financial instrument represented an interest rate swap. The interest rate swap’s fair value was derived using a pricing model predicated upon observable market inputs. The interest rate swap expired on July 31, 2009.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these instruments. The Corporation’s debt approximates fair value due to the terms of the interest being set at variable market interest rates.

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

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2008	December 31, 2009
Institutional healthcare providers	$148.0	$138.7
Medicare Part D	59.5	60.2
Private payor and other	35.9	34.5
Insured	10.4	9.7
Medicaid	9.4	10.9
Medicare	2.6	1.5
Allowance for doubtful accounts	(46.5)	(40.2)

	$219.3	$215.3

0 to 60 days	64.1%	64.9%
61 to 120 days	18.1%	17.1%
Over 120 days	17.8%	18.0%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2007	$16.6	$25.7	$44.1	$(43.0)	$43.4
Year Ended December 31, 2008	$43.4	$0.3	$24.7	$(21.9)	$46.5
Year Ended December 31, 2009	$46.5	$3.5	$16.6	$(26.4)	$40.2

The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt for the current period.

During the year ended December 31, 2007, the Corporation performed a comprehensive assessment of the allowance for doubtful accounts estimation methodologies and reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. As noted above, the Corporation considered recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history. In connection with that comprehensive assessment of allowance for doubtful accounts, included in amounts charged to costs and expenses was a change in accounting estimate to increase the allowance for doubtful accounts by $27.9 million, resulting in a loss per share impact of $0.84.

The change in accounting estimate of $27.9 million representing an increase in the allowance for doubtful accounts is related to the acquired receivables of PharMerica LTC as of July 31, 2007, and is unrelated to the accounts receivable and revenue of KPS. This amount was charged to provision for doubtful accounts, as a component of selling, general and administrative expenses, however, the related revenue had never been recorded in the accounts of either the Corporation or its predecessor entity, KPS.

Concentration of Credit Risk

For the year ended December 31, 2009, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

Deferred Financing Fees

The Corporation capitalizes deferred financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the straight-line method.

Inventory

Inventory is located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Physical inventories are performed on a quarterly basis at all pharmacy sites. Cost of goods sold is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the quarterly physical inventories.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred and included in selling, general and administrative expenses. Major rebuilds and improvements are capitalized. For the years ended December 31, 2007, 2008 and 2009, maintenance and repairs were approximately $5.2 million, $7.3 million, and $6.4 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2007, 2008 or 2009.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2008 and 2009, the Corporation capitalized software development costs of $1.6 million and $2.5 million, respectively. As of December 31, 2008 and 2009, net capitalized software costs totaled $7.5 million and $6.9 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment, each of which are reviewed separately for impairment. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation performed its annual impairment tests for goodwill recorded as of December 31, 2009, and did not incur an impairment charge.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s finite lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements originating from business acquisitions. Finite lived intangible assets are amortized on a straight-line basis over the terms of the agreements ranging from 5 to 20 years. For impairment review, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation’s goodwill and intangible assets are further described in Note 4.

During the fourth quarter 2008, the Corporation recorded a pre-tax impairment charge of $14.8 million, related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy segment, was incurred when the reporting unit experienced a higher than expected loss of licensed beds. The impairment was related to intangible assets acquired in acquisitions by KPS during the years ended December 31, 2005 and 2006. In addition, these asset groups were assessed for recoverability and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed to be impaired. Using an undiscounted cash flow analysis, the Corporation determined that a pre-tax impairment charge of $14.8 million was required to write the carrying value down to the fair value resulting in a loss per diluted share impact of $0.30. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. As of December 31, 2008 and 2009, the Corporation had approximately $2.6 million and $1.5 million, respectively, recorded as a liability for self-insured employee health benefits.

In September 2008, the Corporation recorded a benefit of a $2.1 million refund as a result of over charges on the self-insured employee health benefits of which approximately $1.2 million related to charges from August 2007 through December 2007.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the years ended December 31, 2007, 2008, and 2009, rebates were $31.7 million, $50.6 million, and $49.5 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying consolidated statements of operations. Rebates for the year ended December 31, 2007, included $3.1 million related to the change in estimate more fully described below. The Corporation had approximately $2.9 million, $2.8 million, and $3.0 million, of rebates capitalized in inventory as of December 31, 2007, 2008, and 2009, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upon completion of the Pharmacy Transaction, the Corporation refined the methods of estimating rebates received from its vendors and suppliers. The change in estimate is driven primarily by management’s experience in the industry and known facts and assumptions from the Pharmacy Transaction. The effect of the change in accounting estimate on the Corporation’s operating results was income of $3.1 million, or $0.09, per diluted share for the year ended December 31, 2007.

Delivery expenses

The Corporation incurred expenses totaling approximately $40.2 million, $61.9 million and $55.6 million for the years ended December 31, 2007, 2008, and 2009, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

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

The changes in the fair value of the interest rate swap for the years ended December 31, 2007, 2008 and 2009, resulted in comprehensive income (loss) of $(2.6) million, $(0.2) million and $2.8 million, net of income taxes, respectively.

Stock Based Compensation

The Corporation recognizes compensation expense based on the grant date fair value. The following table summarizes stock compensation of the Corporation for the periods presented (dollars in millions, except per share amounts):

	Years Ended December 31,
	2007	2008	2009
Nonvested stock and stock option expense	$1.5	$4.9	$4.6
Income tax benefit	$0.5	$1.9	$1.8
Negative effect on earnings per diluted share	$(0.05)	$(0.10)	$(0.09)

Stock based compensation is more fully described in Note 9.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

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

Impact of Recent Accounting Pronouncements

Management reviewed the most recently issued accounting pronouncements as of December 31, 2009, and determined that none were applicable to the Corporation.

Subsequent Events

The Corporation has evaluated all of the subsequent events through the date of this filing. The Corporation does not believe there are any material subsequent events which require disclosure.

NOTE 2—ACQUISITIONS

2009 Acquisitions

Integrity Pharmacy Services Acquisition

On December 31, 2009, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests in Integrity Pharmacy Services, LLC (“IPS”), and Integrity Medical Supplies, LLC (“IMS” and together with IPS, “Integrity”), for $38.0 million in cash plus $3.3 million to pay off outstanding promissory notes to the sellers. The Corporation’s primary purpose in acquiring Integrity was to increase the Corporation’s market share in certain regions.

The acquisition of Integrity has been accounted for as a business combination using the acquisition method of accounting. The total purchase price of Integrity was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 31, 2009. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, the amount of goodwill recorded in the transaction of $11.6 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to fully integrate the Integrity business into its existing institutional pharmacy locations.

Except for identifiable intangible assets, and equipment and leasehold improvements, the assets acquired and liabilities assumed were valued at their respective carrying amounts recorded by Integrity as the Corporation believes that their carrying value amounts approximate their fair value at the acquisition date.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 2—ACQUISITIONS (Continued)

The purchase price of Integrity is considered preliminary. The terms of the securities purchase agreement state that an amount of $4.8 million be placed in escrow, comprised of a $3.8 million as a “Receivables Holdback” and a $1.0 million as an “Indemnity Holdback”. The Receivables Holdback will remain in escrow until the closing receivables acquired are paid or are released to the sellers pursuant to the terms of the agreement. The Indemnity Holdback will be used to satisfy payments required to be made by the sellers, if any, pursuant to the indemnification obligations defined within the purchase agreement. Any escrow amounts that are not ultimately distributed to the sellers will be a reduction of the excess purchase price assigned to goodwill. The terms of the purchase agreement also states that a working capital adjustment shall be made subsequent to the acquisition date by either the seller or the Corporation, to the extent the target net working capital amounts (as defined by the agreement) were not met at the closing. The working capital will continue to change as the buyers and sellers have yet to agree to the final working capital amounts and will settle the working capital amount in fiscal year 2010. Therefore, because of the working capital adjustments and the holdbacks, the purchase price is considered preliminary.

The preliminary purchase price allocation was as follows (dollars in millions):

Current assets, net of cash acquired	$9.8
Equipment and leasehold improvements	1.2
Identifiable intangible assets	20.6
Goodwill	11.6

Total assets	43.2
Current liabilities	(4.4)

Purchase price, net of cash acquired	$38.8

The following are the fair values of the equipment and leasehold improvements of Integrity acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$0.3	7.0
Equipment and software	0.9	4.0

Total equipment and leasehold improvements acquired	$1.2	5.1

The following are the fair values of the identifiable intangible assets of Integrity acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Non-competition agreement	$0.2	5.0
Customer relationships	20.4	15.0

Total identifiable intangible assets acquired	$20.6	14.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 2—ACQUISITIONS (Continued)

West Virginia Acquisition

On August 10, 2009, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy and medical supplies and services to residents of long-term care facilities mostly in West Virginia. The Corporation paid $15.9 million in cash for the business, with an additional amount not to exceed $10.0 million in the form of contingent consideration to be paid at the end of a three year period based upon the cumulative achievement of certain financial performance measures. The transaction was accounted for under the acquisition method of accounting, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Company recorded $4.4 million as finite lived intangible assets and $12.6 million of goodwill. The contingent consideration was recorded at fair value at the acquisition date in the amount of $1.7 million. The contingent consideration will be adjusted to fair value through earnings until the final amount is determined.

For the year ended December 31, 2009, the Corporation has incurred $1.0 million of acquisition related costs, which have been classified as a component of integration, merger, acquisition related costs and other charges. Prior to January 1, 2009, costs associated with acquisitions were capitalized as a part of the respective purchase price.

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

On July 9, 2008, the Corporation purchased the 49.0% non-controlling interest held by a third-party in the Corporation’s joint ventures. The Corporation paid approximately $4.4 million in cash for the non-controlling interest share of the joint ventures. The amount paid for the non-controlling interest share of the joint ventures approximates fair value and resulted in the recognition of $0.2 million in goodwill as a result of the transaction, of which approximately $0.1 million included professional fees capitalized as part of the purchase price.

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

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 2—ACQUISITIONS (Continued)

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

The following are the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (dollars in millions):

Fair value of 15.0 million shares at $16.76 per share issued to PharMerica LTC	$251.4
Fair value of the liabilities assumed:
Current liabilities	32.6
Capital lease obligations	0.1
Deferred tax liabilities	14.0
Long-term liabilities	7.1
PharMerica LTC debt borrowing to fund cash distribution to parent in connection with the Pharmacy Transaction	125.0

Total fair value of liabilities assumed	178.8

Total fair value of liabilities assumed and shares issued	430.2
Legal, advisory and other acquisition costs incurred by KPS	7.9

Total purchase price	$438.1

The allocation of the purchase price was as follows:
Current assets	$242.3
Equipment and leasehold improvements	32.8
Identifiable intangible assets	44.5
Other assets	52.3
Goodwill	66.2

$438.1

The following are the fair values of the equipment and leasehold improvements of PharMerica LTC acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$4.1	0.8
Equipment and software	28.0	3.7
Leased equipment	0.7	1.3

Total equipment and leasehold improvements acquired	$32.8	2.5

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

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

Other

The total amount of goodwill expected to be deductible for tax purposes from the acquisitions of the Corporation is $102.3 million as of December 31, 2009. Deferred tax assets and liabilities are further described in Note 10.

Pro forma

The following unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the acquisitions been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

The unaudited pro forma effect of the 2008 Acquisitions, Integrity and West Virginia acquisition assuming the acquisition occurred on January 1, 2008, excluding the impairment charge and integration, merger and acquisition related costs and other charges for the years ended December 31, 2008 and 2009, would be as follows (dollars in millions, except per share amounts):

	For the years ended December 31,
	2008	2009
Revenues	$2,052.1	$1,917.9
Net income	$33.0	$47.0
Earnings per common share:
Basic	$1.10	$1.54
Diluted	$1.10	$1.54

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

Equipment and leasehold improvements consist of the following as of December 31, (dollars in millions):

	2008	2009
Leasehold improvements	$8.9	$11.6
Equipment and software	83.2	95.3
Leased equipment	0.7	2.6
Construction in progress	4.3	10.1

	97.1	119.6
Accumulated depreciation	(43.1)	(59.0)

Total equipment and leasehold improvements	$54.0	$60.6

	Balance at December 31, 2007	Additions	Disposals	Balance at December 31, 2008	Additions	Disposals	Balance at December 31, 2009
Equipment and leasehold improvements:
Leasehold improvements	$9.0	$2.1	$(2.2)	$8.9	$3.5	$(0.8)	$11.6
Equipment and software	76.5	17.9	(11.2)	83.2	14.1	(2.0)	95.3
Leased equipment	0.7	—	—	0.7	1.9	—	2.6
Construction in progress	1.2	3.2	(0.1)	4.3	5.8	—	10.1

Sub Total	87.4	23.2	(13.5)	97.1	25.3	(2.8)	119.6
Accumulated depreciation	(30.0)	(22.0)	8.9	(43.1)	(18.0)	2.1	(59.0)

Total	$57.4	$1.2	$(4.6)	$54.0	$7.3	$(0.7)	$60.6

Fixed asset additions include approximately $2.4 million of assets acquired as a result of the 2009 Acquisitions. Depreciation expense totaled approximately $15.6 million, $22.0 million, and $18.0 million for the years ended December 31, 2007, 2008, and 2009, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$16.9
2011	12.3
2012	8.5
2013	4.9
2014	3.0
Thereafter	15.0

Total	$60.6

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the two years ended December 31, 2009 (dollars in millions):

Balance at December 31, 2007	$111.3
Purchase adjustments to Goodwill recorded from acquisitions	0.7
Goodwill acquired from 2008 acquisitions	1.7

Balance at December 31, 2008	113.7

Release of escrow deposit from 2008 acquisition	0.5
Tax related and other adjustments associated with Pharmacy Transaction	1.7
Goodwill acquired from 2009 acquisitions	24.2

Balance at December 31, 2009	$140.1

The changes in goodwill relate to prior acquisitions and the acquisitions of the current year. The Corporation does not have any accumulated impairments that reduce the gross value of goodwill.

The following table presents the components of the Corporation’s intangible assets at December 31 (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2007	Additions	Impairment	Balance at December 31, 2008	Additions	Balance at December 31, 2009
Customer relationships	$57.4	$17.2	$(21.5)	$53.1	$23.5	$76.6
Trade name	27.9	—	—	27.9	0.6	28.5
Non-compete agreement	2.4	—	—	2.4	2.3	4.7

Sub Total	87.7	17.2	(21.5)	83.4	26.4	109.8
Accumulated amortization	(10.2)	(6.5)	6.7	(10.0)	(9.0)	(19.0)

Net intangible assets	$77.5	$10.7	$(14.8)	$73.4	$17.4	$90.8

Intangible assets included $25.0 million of assets acquired as a result of the 2009 Acquisitions. Amortization expense relating to finite lived intangible assets was approximately $5.0 million, $6.5 million and $9.0 million for the years ended December 31, 2007, 2008, and 2009, respectively.

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

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$8.5
2011	7.0
2012	6.6
2013	6.5
2014	6.5
Thereafter	55.7

$90.8

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 5—CREDIT AGREEMENT (Continued)

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31, 2008	December 31, 2009
2007 Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (1.24% as of December 31, 2009), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	—	—

Long-term debt	$240.0	$240.0

Maturities of the Corporation’s long-term debt are as follows for the years indicated (dollars in millions):

Year Ending December 31,
2010	$—
2011	—
2012	240.0

Total	$240.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2009 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of December 31, 2009. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 5—CREDIT AGREEMENT (Continued)

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.25:1.00 during the period January 1, 2009 through December 31, 2009; and 2.50:1.00 thereafter. The maximum total leverage coverage ratio, which also is tested quarterly, cannot exceed 3.50:1.00 during the period January 1, 2009 through December 31, 2009; and 3.00:1.00 thereafter. The maximum total leverage coverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s shall have in effect corporate credit ratings for the Corporation that are investment grade. Pursuant to the terms of the Credit Agreement, the covenant requirements have become more restrictive, however, the Corporation remains compliant and has been compliant since the consummation of the Pharmacy Transaction. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditures
December 31, 2007	2.57	2.99	1.40%
December 31, 2008	3.67	1.99	1.13%
December 31, 2009	5.09	1.88	1.17%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheet. The Corporation amortizes the financing fees under the straight-line method. As of December 31, 2009, the Corporation had $1.0 million of unamortized deferred financing fees.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $7.3 million, $17.3 million, and $11.5 million for the years ended December 31, 2007, 2008, and 2009, respectively, under the IT Services Agreement.

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

Leases

The Corporation leases real estate properties, buildings, vehicles, and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded the following lease expense for the years ended December 31 (dollars in millions):

	2007	2008	2009
Pharmacy locations and administrative offices lease expense	$10.7	$16.4	$13.9
Office equipment lease expense	3.3	5.7	2.8

Total lease expense	$14.0	$22.1	$16.7

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2010	$13.2	$0.6	$13.8
2011	8.7	0.6	9.3
2012	6.4	0.2	6.6
2013	5.1	—	5.1
2014	4.4	—	4.4
Thereafter	5.7	—	5.7

Total	$43.5	$1.4	$44.9

Less: interest portion		(0.1)

Long-term obligations under capital lease		$1.3

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

Under the Medicare Part D benefit, payment is determined in accordance with the agreements the Corporation has negotiated with the Medicare Part D Plans. The remainder of the Corporation’s billings are paid or reimbursed by individual residents, long-term care facilities (including revenues for residents funded under Medicare Part A), and other third party payers, including Medicaid and private insurers.

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

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 7—REVENUES (Continued)

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

A summary of revenues by payer type for the years ended December 31, are as follows (dollars in millions):

	2007		2008		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$550.2	45.2%	$885.8	45.5%	$852.6	46.3%
Institutional healthcare providers	369.3	30.3	577.2	29.7	545.6	29.6
Medicaid	108.8	8.9	181.1	9.3	165.8	9.0
Private and other	77.7	6.4	133.2	6.8	122.4	6.6
Insured	46.8	3.8	101.4	5.2	91.5	5.0
Medicare	10.2	0.9	10.1	0.5	6.8	0.4
Hospital management fees	54.8	4.5	58.5	3.0	56.5	3.1

Total	$1,217.8	100.0%	$1,947.3	100.0%	$1,841.2	100.0%

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Years Ended December 31,
	2007	2008	2009
Integration costs and other charges:
Professional and advisory fees	$1.1	$1.7	$0.2
General and administrative	0.6	3.2	0.8
Employee costs	0.6	7.2	1.5
Severance costs	1.1	5.3	0.9
Facility costs	2.6	9.3	0.8

	6.0	26.7	4.2

Merger related costs:
Professional and advisory fees	8.0	—	—
General and administrative	5.4	—	—
Employee costs	7.6	—	—
Severance costs	2.0	—	—
Facility costs	0.7	—	—
Other costs	0.1	—	—

	23.8	—	—

Acquisition related costs:
Professional and advisory fees	—	—	1.0

	—	—	1.0

Total integration, merger and acquisition related costs and other charges	$29.8	$26.7	$5.2

Negative effect on earnings per diluted share	$(0.90)	$(0.53)	$(0.10)

The Corporation incurred integration, merger, and acquisition related costs and other charges during the year ended December 31, 2009, related to the consolidation of pharmacies within a similar location and costs to convert data and integrate systems. In fiscal year 2009, we began the integration of our pharmacy operating systems. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010.

For the year ended December 31, 2009, the Corporation incurred costs of $1.0 million for acquisition related costs. Effective January 1, 2009, the accounting standards for the accounting of business combinations changed, prior to the adoption of this accounting change, substantially all costs incurred as a result of an acquisition were capitalized as part of the purchase price of the business combination.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of December 31, 2009, there were no shares of preferred stock outstanding.

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

Amended and Restated 2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated the “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees under the Omnibus Plan generally vest in full upon the three-year anniversary of the date of grant. The restricted stock grant to members of the board of directors vest in three equal annual installments. The restricted stock units granted to officers and employees under the Omnibus Plan generally vest in two equal annual installments. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of December 31, 2009, total shares available for grants of stock based awards pursuant to the Omnibus Plan were 1,443,127 shares.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions):

	Years Ended December 31,
	2007	2008	2009
Stock option compensation expense	$1.1	$2.6	$2.1
Nonvested stock compensation expense	0.4	2.3	2.5

Total Stock Compensation Expense	$1.5	$4.9	$4.6

As of December 31, 2009, there was $10.0 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from fewer than 1.0 – 1.61 years depending on the type of award granted.

Total estimated compensation expense for the Corporation’s stock options, restricted stock units and restricted stock awards for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$5.7
2011	3.3
2012	0.9
2013	0.1
2014	—
Thereafter	—

Total	$10.0

The following weighted average assumptions were used to estimate the fair value of options granted using the Black-Scholes Merton option-pricing model:

	2007	2008	2009
Expected volatility (range)	33.3-45.0%	33.3-41.7%	36.36-41.07%
Risk free interest rate (range)	4.55-4.98%	1.53-2.45%	0.75-2.09%
Expected dividends	—	—	—
Average expected term (years)	0.3-5.0	2.0-5.0	2.0-5.0
Fair value per share of stock options granted based on the Black-Sholes-Merton model (dollars)	$5.82	$4.67	$4.40
Weighted average fair value of options granted during the year (in millions)	$6.2	$1.5	$2.5

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in 2009, in the same or similar industries as the Corporation. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation’s and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2006	127,787	$21.56	6.0 years
Cancellation of nonvested stock options under former Parent’s Omnibus Plan	(127,787)	21.56
Effect of Pharmacy Transaction on options	479,302	12.73
Granted	1,072,695	16.31
Exercised	—	—
Canceled	(281,614)	15.09

Outstanding shares at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(67,878)	13.28
Canceled	(194,363)	14.88

Outstanding shares at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Granted	567,633	15.18
Exercised	(107,308)	12.69
Canceled	(59,649)	14.63

Outstanding shares at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Exercisable shares at December 31, 2009	659,669	$15.58	4.6 years	$0.4

Expired shares during 2009	4,627	$12.50

The total intrinsic value of stock options exercised for the years ended December 31, 2008 and 2009, was $0.5 million and $0.8 million, respectively. The Corporation did not have any stock options exercised during 2007. Cash received from stock option exercises during the year ended December 31, 2009, was $1.4 million.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2006	28,961	$26.04
Cancellation of nonvested shares under former Parent’s Omnibus Plan	(28,961)	26.04
Effect of Pharmacy Transaction on nonvested shares and units	55,340	6.66
Granted—Restricted Stock	356,938	16.31
Granted—Performance Share Units	8,950	16.31
Forfeited	(51,666)	12.71
Vested	(8,658)	14.18

Outstanding shares at December 31, 2007	360,904	$15.13

Granted—Restricted Stock	72,548	18.40
Granted—Performance Share Units	68,275	15.17
Forfeited	(33,578)	12.84
Vested	(125,558)	16.23

Outstanding shares at December 31, 2008	342,591	$15.93

Granted—Restricted Stock	35,633	17.96
Granted—Restricted Stock Units	99,332	15.06
Granted—Performance Share Units	152,580	15.16
Forfeited	(11,533)	14.52
Vested	(84,201)	14.34

Outstanding shares at December 31, 2009	534,402	$15.98

On November 17, 2009, the Company granted 99,332 awards of Restricted Stock Units (“RSUs”) under the Omnibus Plan to the Corporation’s named executive officers as an additional incentive and retention component to the recipients’ compensation packages. The RSUs vest 50% on each of the first and second anniversaries of grant date, and will be paid in shares of the Company’s common stock (net of required tax withholdings), and will receive dividend equivalents (if any) during the vesting period in the form of additional RSUs.

The total fair value of shares vested for the year ended December 31, 2008 and 2009, was $2.0 million and $1.2 million, respectively.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 412,564 shares.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK BASED COMPENSATION AND OTHER BENEFITS (Continued)

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan were $2.3 million, $5.9 million and $5.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

The Corporation also maintains a deferred compensation plan for the directors of the Corporation. The directors of the Corporation may elect to defer up to 100% of their cash fees and their stock fees in any one year. If a director elects to defer his/her restricted stock grant, the stock will be deferred as it vests until the participant elects for the deferred compensation to be a taxable event.

As of December 31, 2008 and 2009, the Corporation had $1.4 million and $2.9 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	2007	2008	2009
Current provision:
Federal	$—	$—	$0.2
State	—	0.5	0.5

Total	—	0.5	0.7

Deferred provision (benefit):
Federal	(11.7)	2.6	21.9
State	(1.7)	0.2	(3.7)

Total	(13.4)	2.8	18.2

Total provision (benefit) for income taxes	$(13.4)	$3.3	$18.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 10—INCOME TAXES (Continued)

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows for the years ended December 31:

	2007	2008	2009
U.S. statutory rate applied to pretax income (loss)	(35.0)%	35.0%	35.0%
Differential arising from:
State taxes	(3.6)	5.6	4.5
Valuation Allowance	—	—	(7.9)
Other	2.9	(0.9)	(0.7)

Effective tax rate	(35.7)%	39.7%	30.9%

The Corporation’s 2009 effective tax rate reflects non-recurring income tax benefits of $5.7 million ($0.19 earnings per diluted share) resulting primarily from the release of valuation allowances related to the adoption of an internal legal entity restructuring plan. Pursuant to the restructuring plan, the Corporation believes that it is more likely than not that it will be able to realize certain historic state net operating loss carryforwards for which a valuation allowance had previously been provided. The restructuring plan is expected to be completed by December 31, 2010. Excluding the one-time benefits associated with the Corporation’s legal entity restructuring activities, the provision for income taxes for the year ended December 31, 2009 would have been $24.6 million (40.2% of income).

The income tax provision for periods prior to July 31, 2007, was the responsibility of Kindred. The benefit from net operating losses originating prior to that date are included in the deferred provision (benefit) as they are carryforward tax assets available for use in future years. The Corporation is precluded from carrying back losses to periods prior to the Pharmacy Transaction under the terms of the Tax Matters Agreement.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax-deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $120.4 million and $113.9 million at December 31, 2008 and 2009, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2009, the Corporation has tax benefits from federal net operating loss carryforwards of $15.1 million and tax benefits from state net operating loss carryforwards of $11.3 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $84.3 million at December 31, 2008 and $60.8 million at December 31, 2009, net of valuation allowances of $10.3 million and $1.7 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 10—INCOME TAXES (Continued)

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2008		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$3.5	$—	$6.3	$—
Accrued rebates	1.4	—	—	—
Allowance for doubtful accounts	20.7	—	13.5	—
Net operating losses	—	—	17.6	—
Other	2.3	—	3.0	—
Valuation allowance	(3.0)	—	(0.6)	—

Total current deferred taxes	$24.9	$—	$39.8	$—

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2008		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$1.9	$—	$5.8
Stock-based compensation	2.6	—	2.6	—
Goodwill and intangibles	24.7	—	13.7	—
Net operating losses	36.9	—	8.8	—
Other	4.4	—	3.9	1.1
Valuation allowances	(7.3)	—	(1.1)	—

Total noncurrent deferred taxes	$61.3	$1.9	$27.9	$6.9

Noncurrent deferred taxes, net	$59.4		$21.0

As of December 31, 2008 and 2009, the Corporation had $2.4 million and $1.7 million, respectively, recorded as a liability for unrecognized tax benefits for U.S. Federal and State tax jurisdictions. The net decrease of $0.7 million for the year ended December 31, 2009 was primarily due to statute of limitations expirations in certain states. The total amount of unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective tax rate is $1.6 million.

It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2009, the Corporation had no accrued interest or penalties related to uncertain tax positions as it has sufficient net operating losses to offset any liability that potentially could be asserted by a tax authority related to its uncertain tax positions.

The federal statute of limitations remains open for tax years 2006 through 2008. State jurisdictions generally have statutes of limitations ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2005. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred and AmerisourceBergen are responsible for any taxes that relate to periods before the 2007 Pharmacy Transaction. The Corporation is responsible for all taxes that relate to post-merger periods.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and earnings (loss) per diluted share for the years ended December 31, (dollars in millions, except share and per share amounts):

	2007	2008	2009
Numerator:
Numerator for basic and earnings per diluted share—net income (loss)	$(24.1)	$5.0	$42.2

Denominator:
Denominator for basic earnings per share—weighted average shares	21,331,995	30,095,582	30,266,272
Effective of dilutive securities:
Employee stock options	2,789	45,285	47,845
Employee restricted shares	9,186	50,026	84,173
Employee performance share units	—	—	4,478

Denominator for earnings per diluted share—adjusted weighted average shares	21,343,970	30,190,893	30,402,768

Basic earnings (loss) per share	$(1.13)	$0.17	$1.39

Earnings (loss) per diluted share	$(1.13)	$0.17	$1.39

Stock options and restricted shares granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share as they are probable to vest.

The earnings (loss) per diluted share shown above for the year ended December 31, 2007 does not include the effects of potential common shares because their inclusion would be anti-dilutive due to the net loss for the period.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The Corporation identifies its segments in accordance with the aggregation provisions. This information is consistent with information used by the Corporation in managing its business. The segments are shown below as follows (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
Revenues:
Institutional pharmacies	$1,163.0	$1,888.8	$1,784.7
Hospital pharmacy management	54.8	58.5	56.5

	$1,217.8	$1,947.3	$1,841.2

Net income:
Segment operating income:
Institutional pharmacies	$33.7	$105.6	$113.3
Hospital pharmacy management	8.4	9.0	6.1

Segment operating income	42.1	114.6	119.4
Allocated Kindred corporate services	(8.4)	—	—
Rent	(14.0)	(22.1)	(16.7)
Depreciation and amortization	(20.2)	(28.5)	(27.0)
Impairment of intangible assets	—	(14.8)	—
Integration, merger and acquisition related costs and other charges	(29.8)	(26.7)	(5.2)
Interest expense, net	(7.2)	(14.2)	(9.4)

Income (loss) before income taxes	(37.5)	8.3	61.1
Provision (benefit) for income taxes	(13.4)	3.3	18.9

Net income (loss)	$(24.1)	$5.0	$42.2

Rent:
Institutional pharmacies	$14.0	$22.0	$16.6
Hospital pharmacy management	—	0.1	0.1

	$14.0	$22.1	$16.7

Depreciation and amortization:
Institutional pharmacies	$20.6	$28.4	$27.0
Hospital pharmacy management	—	0.1	—

	$20.6	$28.5	$27.0

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$16.7	$22.1	$21.6
Hospital pharmacy management	—	—	—

	$16.7	$22.1	$21.6

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2008 and 2009

NOTE 12—BUSINESS SEGMENT DATA (Continued)

	December 31, 2008	December 31, 2009
Assets:
Institutional pharmacies	$671.4	$716.1
Hospital pharmacy management	7.8	8.2

	$679.2	$724.3

Goodwill:
Institutional pharmacies	$113.7	$140.1
Hospital pharmacy management	—	—

	$113.7	$140.1

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

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$480.2	$471.3	$471.6	$465.7	$453.4	$446.5	$447.1	$437.7
Hospital management revenues	14.9	15.0	14.6	14.0	14.8	14.1	13.9	13.7

Total revenues	495.1	486.3	486.2	479.7	468.2	460.6	461.0	451.4

Cost of goods sold:
Institutional pharmacy	410.5	403.4	404.1	397.3	384.8	379.9	382.6	373.6
Hospital management	12.1	12.1	11.8	11.4	12.0	11.9	12.2	11.9

Total cost of goods sold	422.6	415.5	415.9	408.7	396.8	391.8	394.8	385.5

Gross profit:
Institutional pharmacy	69.7	67.9	67.5	68.4	68.6	66.6	64.5	64.1
Hospital management	2.8	2.9	2.8	2.6	2.8	2.2	1.7	1.8

Total gross profit	72.5	70.8	70.3	71.0	71.4	68.8	66.2	65.9
Selling, general and administrative	57.3	54.0	50.5	52.3	50.9	47.2	44.1	45.4
Amortization expense	1.6	1.6	1.6	1.7	1.8	1.9	2.5	2.8
Impairment of intangible assets	—	—	—	14.8	—	—	—	—
Integration, merger and acquisition related costs and other charges	4.1	6.6	7.1	8.9	2.0	0.6	0.9	1.7

Operating income (loss)	9.5	8.6	11.1	(6.7)	16.7	19.1	18.7	16.0
Interest expense, net	3.7	3.5	3.4	3.6	3.2	3.3	1.9	1.0

Income (loss) before income taxes	5.8	5.1	7.7	(10.3)	13.5	15.8	16.8	15.0
Provision (benefit) for income taxes	2.5	2.2	3.4	(4.8)	5.3	6.6	2.2	4.8

Net income (loss)	$3.3	$2.9	$4.3	$(5.5)	$8.2	$9.2	$14.6	$10.2

Earnings (loss) per common share
Basic	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30	$0.48	$0.34
Diluted	$0.11	$0.10	$0.14	$(0.18)	$0.27	$0.30	$0.48	$0.33
Shares used in computing earnings (loss) per common share:
Basic	30.1	30.1	30.1	30.1	30.2	30.2	30.3	30.3
Diluted (1)	30.1	30.2	30.4	30.1	30.3	30.4	30.5	30.5

(1)	The sum of the four quarters of 2009 do not equal the full year diluted amount due to the tax rate matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2009.

We have excluded the West Virginia Acquisition and Integrity Pharmacy Services Acquisition from the assessment of internal control over financial reporting as of December 31, 2009 because they were acquired by the Corporation in business combinations during 2009. The West Virginia Acquisition and Integrity Pharmacy Services Acquisition combined assets and revenues represent approximately 10.0% and less than 1.0%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2009.

The Company continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2009. We refer to this proxy statement as the 2010 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Incorporated herein by reference from the Corporation’s 2010 Proxy Statement.

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

(3) Exhibits

Exhibit No.	Description
2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.1	Transition Services Agreement – Kindred Healthcare, Inc. (4)

10.2	Transition Services Agreement – AmerisourceBergen Corp. (4)

10.3	Tax Matters Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (1)

10.4#	Prime Vendor Agreement (4)

10.5	Pharmacy Services Agreement dated as of July 1, 2006 between PharMerica, Inc. and Ceres Strategies, Inc. (5)

10.6	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC – Seattle, Inc., THC – Chicago, Inc., and Kindred Pharmacy Services, Inc. (5)

10.7	Corporate Integrity Agreement dated as of March 29, 2005 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the Office of Inspector General of the United States Department of Health and Human Services (2)

10.8	Employment Agreement dated January 14, 2007 between Gregory S. Weishar, AmerisourceBergen Corporation, Kindred Healthcare, Inc. and Safari Holding Corporation (1) †

Exhibit No.	Description
10.9	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (15) †

10.10	Corporate Integrity Agreement Modifications dated as of June 26, 2007 between PharMerica, Inc., PharMerica Drug Systems, Inc., their subsidiaries and the Office of Inspector General of the United States Department of Health and Human Services (5)

10.11	Commitment Letter dated as of May 31, 2007 among JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., PharMerica, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (5)

10.12	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (5) †

10.13	Employment Agreement dated July 11, 2007 between Mark McCullough and Safari Holding Corporation (5) †

10.14	Employment Agreement dated July 11, 2007 between Richard Toole and Safari Holding Corporation (5) †

10.15	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (5) †

10.16	Form CEO Restricted Share Award Agreement (6) †

10.17	Form CEO Stock Option Award Agreement (6) †

10.18	Form Founder’s Grant Agreement (6) †

10.19	Form McKay Founder’s Grant Award Agreement (6) †

10.20	Form Non-Qualified Stock Option Award Agreement (6) †

10.21	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.22	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (3)

10.23	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.24	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.25	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.26	Form Performance Share Award Agreement (3) †

10.27	Form Long-Term Cash Award Agreement (3) †

10.28	Form Director Restricted Share Award Agreement (3) †

10.29	Form Director Non-Qualified Stock Option Award Agreement † (13)

10.30	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.31	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.32	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.33	Form of Substitution ISO Agreement for Kindred Grants (3) †

10.34	Form of Transferring Employee (Kindred) Restricted Share Award Agreement (3) †

Exhibit No.	Description
10.35	IT Services Agreement (4)

10.36	Trademark License Agreement (4)

10.37	Separation of Employment Agreement and General Release, dated September 21, 2007 (4) †

10.38	Summary of 2007 Short Term Incentive Program (4) †

10.39	Summary of Director Compensation Program (4) †

10.40	Amendment No. 1 to Letter Agreement with Gregory S. Weishar, dated November 13, 2007 (12) †

10.41	Employment Agreement dated August 1, 2007 between Janice D. Rutkowski and the Corporation (6) †

10.42	Summary of 2008 Long Term Incentive Program (8) †

10.43	Summary of 2008 Short Term Incentive Program (8) †

10.44	Form of Non-Qualified Stock Option Award Agreement (8) †

10.45	Separation of Employment Agreement and General Release dated June 27, 2008 (9) †

10.46	Separation of Employment Agreement and General Release dated July 25, 2008 (10) †

10.47	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation (11) †

10.48	First Amendment to the PharMerica Corporation 2007 Omnibus Incentive Plan (11) †

10.49	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (14) †

10.50	Summary of 2009 Long-Term Incentive Program (16) †

10.51	Summary of 2009 Short-Term Incentive Program (16) †

10.52	Employment Agreement dated April 20, 2009 between William Monast and PharMerica Corporation (15) †

10.53	Form of Restricted Stock Unit Award Agreement †

21.1	Subsidiaries of the Registrant (13)

21.2	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.

(5)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(6)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

(7)	Filed with Amendment No. 1 to the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by reference.

(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.

(9)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.

(10)	Filed with the Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2008.

(11)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008, and incorporated herein by reference.

(12)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

(13)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.

(14)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.

(15)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009, and incorporated herein by reference.

(16)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2009, and incorporated herein by reference.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 4, 2010	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR (Gregory S. Weishar)	Chief Executive Officer and Director	February 4, 2010

/S/ MICHAEL J. CULOTTA (Michael J. Culotta)	Senior Vice President and Chief Financial Officer	February 4, 2010

/S/ BERARD E. TOMASSETTI (Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	February 4, 2010

/S/ FRANK E. COLLINS (Frank E. Collins)	Director	February 4, 2010

/S/ W. ROBERT DAHL JR. (W. Robert Dahl Jr.)	Director	February 4, 2010

/S/ DR. THOMAS P. GERRITY (Dr. Thomas P. Gerrity)	Director	February 4, 2010

/S/ THOMAS P. MAC MAHON (Thomas P. Mac Mahon)	Director	February 4, 2010

/S/ DANIEL N. MENDELSON (Daniel N. Mendelson)	Director	February 4, 2010

/S/ DR. ROBERT A. OAKLEY (Dr. Robert A. Oakley)	Director	February 4, 2010

/S/ MARJORIE W. DORR (Marjorie W. Dorr)	Director	February 4, 2010

/S/ GEOFFREY MEYERS (Geoffrey Meyers)	Director	February 4, 2010

EXHIBIT INDEX

Exhibit No.	Description
10.53	Form of Restricted Stock Unit Award Agreement

21.2	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002