Form 10-Q
period 2010-03-31
PharMerica CORP
filed 2010-05-07
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2010
Common stock, $0.01 par value	30,645,169 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31, 2009 and 2010

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2009	2010
Revenues	$468.2	$462.2
Cost of goods sold	396.8	399.5

Gross profit	71.4	62.7
Selling, general and administrative expenses	50.9	44.2
Amortization expense	1.8	2.3
Integration, merger and acquisition related costs and other charges	2.0	1.2

Operating income	16.7	15.0
Interest expense, net	3.2	0.9

Income before income taxes	13.5	14.1
Provision for income taxes	5.3	5.7

Net income	$8.2	$8.4

Earnings per common share:
Basic	$0.27	$0.28
Diluted	$0.27	$0.27

Shares used in computing earnings per common share:
Basic	30,211,699	30,396,520
Diluted	30,311,930	30,571,049

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and March 31, 2010

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2009	March 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$51.2	$73.5
Accounts receivable, net	215.3	204.2
Inventory	79.8	77.1
Deferred tax assets	39.8	41.4
Prepaids and other assets	23.6	19.8

	409.7	416.0

Equipment and leasehold improvements	119.6	122.0
Accumulated depreciation	(59.0)	(63.5)

	60.6	58.5

Deferred tax assets, net	21.0	14.6
Goodwill	140.1	140.6
Intangible assets, net	90.8	88.8
Other	2.1	1.8

	$724.3	$720.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59.6	$48.5
Salaries, wages and other compensation	30.9	29.5
Other accrued liabilities	6.4	6.7

	96.9	84.7

Long-term debt	240.0	240.0
Other long-term liabilities	16.5	15.4
Commitments and contingencies (See Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2009 and March 31, 2010	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,619,830 shares and 30,632,218 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively	0.3	0.3
Capital in excess of par value	344.8	345.7
Retained earnings	25.8	34.2

	370.9	380.2

	$724.3	$720.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2010

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2010
Cash flows provided by operating activities:
Net income	$8.2	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.7	4.6
Amortization	1.8	2.3
Integration, merger and acquisition related costs and other charges	0.2	0.1
Stock-based compensation	0.6	0.8
Amortization of deferred financing fees	0.1	0.2
Deferred income taxes	4.8	4.8
Loss on disposition of equipment	0.1	-
Other	(0.1)	0.1
Change in operating assets and liabilities:
Accounts receivable, net	0.6	11.1
Inventory and other assets	1.4	2.6
Prepaids and other assets	3.1	3.8
Accounts payable	(8.0)	(11.5)
Salaries, wages and other compensation	(5.0)	(2.8)
Other accrued liabilities	1.4	0.2

Net cash provided by operating activities	13.9	24.7

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(3.2)	(2.2)
Other	-	(0.1)

Net cash used in investing activities	(3.2)	(2.3)

Cash flows provided by (used in) financing activities:
Repayments of capital lease obligations	(0.1)	(0.2)
Issuance of common stock	0.1	0.1
Tax benefit from stock-based compensation	0.1	-

Net cash provided by (used in) financing activities	0.1	(0.1)

Change in cash and cash equivalents	10.8	22.3
Cash and cash equivalents at beginning of period	41.3	51.2

Cash and cash equivalents at end of period	$52.1	$73.5

Supplemental information:
Cash paid for interest	$3.3	$0.8

Cash paid (refund) for taxes	$0.3	$(0.2)

Supplemental schedule of non-cash activities:
Capital lease obligations	$1.8	$0.4

Integrity Working Capital Adjustment (Note 2)	$-	$0.5

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total

	Shares	Amount
Balance at December 31, 2009	30,619,830	$0.3	$344.8	$25.8	$370.9
Comprehensive income:
Net income				8.4	8.4

Total comprehensive income				8.4	8.4

Grant and forfeiture of non-vested restricted stock	4,695	-	-	-	-
Exercise of stock options	7,693	-	0.1	-	0.1
Stock-based compensation - restricted stock	-	-	0.4	-	0.4
Stock-based compensation - stock options	-	-	0.4	-	0.4

Balance at March 31, 2010	30,632,218	$0.3	$345.7	$34.2	$380.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 91 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2009, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the condensed consolidated income statements, balance sheets, cash flows, and stockholders’ equity for the interim periods have been made and are of a normal recurring nature.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in collectibility of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, accounting for income taxes and stock-based compensation. Actual amounts may differ from these estimates.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2009 and March 31, 2010, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities disclosed at fair value at December 31, 2009 and March 31, 2010, are set forth in the tables below (dollars in millions):

As of March 31, 2010	(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$(3.3)	$-	$(3.3)	$-	A
Contingent Consideration	$(1.7)	$-	$-	$(1.7)	C

As of December 31, 2009	(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$(2.9)	$-	$(2.9)	$-	A
Contingent Consideration	$(1.7)	$-	$-	$(1.7)	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represents a future earn-out associated with our acquisition of an institutional pharmacy in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration is derived using the income approach with unobservable inputs, which include future gross profit forecast and present value assumptions, and there is little or no market data.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these instruments. The Corporation’s debt approximates fair value due to the terms of the interest being set at variable market interest rates.

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

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2009	March 31, 2010
Institutional healthcare providers	$138.7	$139.4
Medicare Part D	60.2	46.5
Private payor and other	34.5	33.9
Insured	9.7	8.7
Medicaid	10.9	11.8
Medicare	1.5	1.5
Allowance for doubtful accounts	(40.2)	(37.6)

	$215.3	$204.2

0 to 60 days	64.9%	66.2%
61 to 120 days	17.1%	17.8%
Over 120 days	18.0%	16.0%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2009	$46.5	$3.5	$16.6	$(26.4)	$40.2
Three Months Ended March 31, 2010	$40.2	$-	$3.8	$(6.4)	$37.6

The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt.

Concentration of Credit Risk

For the three months ended March 31, 2009 and 2010, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Fees

The Corporation capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

Inventory

Inventory is primarily located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Physical inventories are performed on a quarterly basis at all pharmacy sites. Cost of goods sold is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the quarterly physical inventories.

Equipment and leasehold improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows or lease term, if shorter (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended March 31, 2009 and 2010, maintenance and repairs were approximately $1.6 million and $1.5 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three months ended March 31, 2009 and 2010.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended March 31, 2009 and 2010, the Corporation capitalized software development costs of $0.5 million and $0.6 million, respectively. As of December 31, 2009 and March 31, 2010, net capitalized software costs totaled $6.9 million and $6.8 million, respectively.

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

The Corporation’s finite-lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements originating from business acquisitions. Finite-lived intangible assets are amortized on a straight-line basis over the terms of the agreements ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation’s goodwill and intangible assets are further described in Note 4.

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. As of December 31, 2009 and March 31, 2010, the Corporation had approximately $2.5 million and $3.0 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended March 31, 2009 and 2010, rebates were $10.5 million and $13.4 million, respectively, and recorded as a reduction of cost of goods sold in the accompanying condensed consolidated income statements. The Corporation had approximately $3.0 million and $3.4 million of rebates capitalized in inventory as of December 31, 2009 and March 31, 2010, respectively.

Delivery Expenses

The Corporation incurred expenses totaling approximately $13.6 million and $14.5 million for the three months ended March 31, 2009 and 2010, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Stock Option Accounting

The Company recognizes stock-based compensation expense in its condensed consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 9.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations that are more likely than not, as required by facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 10.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS

2009 Acquisitions

Integrity Pharmacy Services Acquisition

On December 31, 2009, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests in Integrity Pharmacy Services, LLC (“IPS”), and Integrity Medical Supplies, LLC (“IMS” and together with IPS, “Integrity”), for $38.0 million in cash plus $3.3 million to retire outstanding promissory notes in favor of the sellers. The Corporation’s primary purpose in acquiring Integrity was to increase the Corporation’s market share in certain regions.

The acquisition of Integrity has been accounted for as a business combination using the acquisition method of accounting. The total purchase price of Integrity was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 31, 2009. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, the amount of goodwill recorded in the transaction of $12.1 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to fully integrate the Integrity business into its existing institutional pharmacy locations.

Except for identifiable intangible assets, and equipment and leasehold improvements, the assets acquired and liabilities assumed were valued at their respective carrying amounts recorded by Integrity as the Corporation believes that their carrying value amounts approximate their fair value at the acquisition date.

The purchase price of Integrity is considered preliminary. The terms of the securities purchase agreement state that an amount of $4.8 million be placed in escrow, comprised of $3.8 million as a “Receivables Holdback” and $1.0 million as an “Indemnity Holdback”. The Receivables Holdback will remain in escrow until the closing receivables acquired are paid or are released to the sellers pursuant to the terms of the agreement. The Indemnity Holdback will be used to satisfy payments required to be made by the sellers, if any, pursuant to the indemnification obligations defined within the purchase agreement. Any escrow amounts that are not ultimately distributed to the sellers will be a reduction of the excess purchase price assigned to goodwill. The terms of the purchase agreement also state that a working capital adjustment was required to be made subsequent to the acquisition date by either the seller or the Corporation, to the extent the target net working capital amounts (as defined by the agreement) were not met at the closing. Subsequent to March 31, 2010, the Corporation paid to the sellers and its vendors approximately $0.5 million as a working capital adjustment. Because of the holdbacks, the purchase price is considered preliminary.

The preliminary purchase price allocation was as follows (dollars in millions):

Current assets, net of cash acquired	$9.8
Equipment and leasehold improvements	1.2
Identifiable intangible assets	20.6
Goodwill	12.1

Total assets	43.7

Current liabilities	(4.4)

Purchase price, net of cash acquired	$39.3

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

West Virginia Acquisition

On August 10, 2009, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy and medical supplies and services to residents of long-term care facilities mostly in West Virginia. The Corporation paid $15.9 million in cash for the business, with an additional amount not to exceed $10.0 million in the form of contingent consideration to be paid at the end of a three year period based upon the cumulative achievement of certain financial performance measures. The transaction was accounted for under the acquisition method of accounting, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $4.4 million as finite-lived intangible assets and $12.6 million of goodwill. The contingent consideration was recorded at fair value at the acquisition date in the amount of $1.7 million. The contingent consideration will be adjusted to fair value through earnings until the final amount is determined.

Other

For the three months ended March 31, 2010, the Corporation incurred $0.6 million of acquisition related costs, which have been classified as a component of integration, merger, acquisition related costs and other charges. For the three months ended March 31, 2009, no costs were incurred for acquisition related costs.

The total amount of goodwill expected to be deductible for tax purposes from past acquisitions of the Corporation was $99.2 million as of March 31, 2010. Deferred tax assets and liabilities are further described in Note 10.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The unaudited pro forma effect of the Integrity Pharmacy Services and West Virginia acquisitions assuming the acquisitions occurred on January 1, 2009, excluding the integration, merger and acquisition related costs and other charges for the three months ended March 31, 2009, would be as follows (dollars in millions, except per share amounts):

Three Months Ended March 31, 2009
Revenues	$490.0
Net income	$9.9

Earnings per common share:
Basic	$0.33
Diluted	$0.33

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2009	March 31, 2010
Leasehold improvements	$11.6	$12.0
Equipment and software	95.3	97.3
Leased equipment	2.6	3.0
Construction in progress	10.1	9.7

	119.6	122.0
Accumulated depreciation	(59.0)	(63.5)

Total Equipment and leasehold improvements	$60.6	$58.5

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2009	Additions	Disposals	Transfers	Balance at March 31, 2010

Equipment and leasehold improvements:
Leasehold improvements	$11.6	$0.1	$-	$0.3	$12.0
Equipment and software	95.3	1.2	(0.2)	1.0	97.3
Leased equipment	2.6	0.4	-	-	3.0
Construction in progress	10.1	0.9	-	(1.3)	9.7

Sub-Total	119.6	2.6	(0.2)	-	122.0
Accumulated depreciation	(59.0)	(4.6)	0.1	-	(63.5)

Total	$60.6	$(2.0)	$(0.1)	$-	$58.5

Depreciation expense totaled approximately $4.7 million and $4.6 million for the three months ended March 31, 2009 and 2010, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$17.6	*
2011	12.9
2012	9.0
2013	6.3
2014	4.4
Thereafter	12.9

Total	$63.1

* The 2010 amount shown includes depreciation expense for the three months ended March 31, 2010 of $4.6 million.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2010 (dollars in millions):

Balance at December 31, 2009	$140.1
Integrity Working Capital Adjustment (Note 2)	0.5

Balance at March 31, 2010	$140.6

The Corporation does not have accumulated impairments that reduce the gross value of goodwill.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2009	Additions	Balance at March 31, 2010
Customer relationships	$76.6	$-	$76.6
Trade name	28.5	-	28.5
Non-compete agreement	4.7	0.3	5.0

Sub Total	109.8	0.3	110.1
Accumulated amortization	(19.0)	(2.3)	(21.3)

Net intangible assets	$90.8	$(2.0)	$88.8

Amortization expense relating to finite-lived intangible assets was approximately $1.8 million and $2.3 million for the three months ended March 31, 2009 and 2010, respectively.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$8.8	*
2011	7.0
2012	6.6
2013	6.5
2014	6.5
Thereafter	55.7

	$91.1

* The 2010 amount shown includes amortization expense for the three months ended March 31, 2010 of $2.3 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT

The Corporation is a party to a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility; as of March 31, 2010, $240.0 million was outstanding under the term loan facility and no amounts were outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

2007 Credit Agreement:	December 31, 2009	March 31, 2010
Term Debt - payable to lenders at LIBOR plus applicable margin (1.05% as of March 31, 2010), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	-	-

Total debt	$240.0	$240.0

The maturity of all of the Corporation’s long-term debt will occur on July 31, 2012.

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2010 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of March 31, 2010. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted London Interbank Offered Rate (“LIBO rate” or “LIBOR”) plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation.

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

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.50:1.00 during the period January 1, 2010 and thereafter. The maximum total leverage coverage ratio, which also is tested quarterly, cannot exceed 3.00:1.00 during the period January 1, 2010 and thereafter. The maximum total leverage coverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s have in effect corporate credit ratings for the Corporation that are investment grade. The Corporation remains compliant under the terms of the Credit Agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditure
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
March 31, 2010	5.59	1.99	**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2010, the Corporation had $0.8 million of unamortized deferred financing fees.

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

FUL and AMP Changes

The 2010 Health Care Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the Federal Upper Limit or FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly Average Manufacturer’s Price (“AMP”) for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect a net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

The above changes to FUL and AMP become effective on the first day of the first calendar month that begins at least 180 days after the date of enactment, without regard to the promulgation of final regulations implementing the changes.

Currently, the Company is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

AWP Changes

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

On March 30, 2009, the Court approved the settlement of the litigation. Pursuant to the settlement agreement dated September 26, 2009, First DataBank: (i) adjusted its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 National Drug Codes, or NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) established a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank has applied the same 1.20 markup factor to all other NDCs, whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20 times WAC. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than September 26, 2011.

The Corporation and the preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing could not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral.

Acquisitions

The Corporation has historically acquired the assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical, and general professional liabilities, workers’ compensation liabilities, previous tax liabilities, and unacceptable business practices. Although the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance the Corporation will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $2.9 million and $3.1 million for the three months ended March 31, 2009 and 2010, respectively, under the IT Services Agreement.

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

Leases

The Corporation leases real estate properties, buildings, vehicles, and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation’s incremental borrowing rate at the inception of the lease. The Corporation recorded the following lease expense for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2009	2010
Pharmacy locations and administrative offices lease expense	$3.6	$3.6
Office equipment lease expense	0.6	0.6

Total lease expense	$4.2	$4.2

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2010	$14.3	*	$0.7	$15.0
2011	10.0		0.8	10.8
2012	7.3		0.1	7.4
2013	5.4		-	5.4
2014	3.4		-	3.4
Thereafter	7.2		-	7.2

Total	$47.6		$1.6	$49.2

*The 2010 amount shown includes rental expense for Pharmacy locations and administrative offices lease expense of $3.6 million for the three months ended March 31, 2010.

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

As noted, the Corporation obtains reimbursement for drugs it provides to enrollees of a given Medicare Part D Plan in accordance with the terms of the agreement negotiated between it and that Medicare Part D Plan. The Corporation has entered into such agreements with nearly all Medicare Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Corporation in the ordinary course of business has ongoing discussions with Medicare Part D Plans and may, as appropriate, renegotiate agreements.

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended March 31,
	2009		2010

	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$215.1	45.9%	$216.4	46.8%
Institutional healthcare providers	141.0	30.1	140.5	30.4
Medicaid	43.4	9.3	40.2	8.7
Private and other	28.9	6.2	26.4	5.7
Insured	23.3	5.0	22.8	4.9
Medicare	1.7	0.3	2.0	0.5
Hospital management fees	14.8	3.2	13.9	3.0

Total	$468.2	100.0%	$462.2	100.0%

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

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended March 31,
	2009	2010
Integration costs and other charges:

Professional and advisory fees	$-	$0.2

General and administrative	0.2	0.2

Employee costs	0.8	0.1

Severance costs	0.4	0.1

Facility costs	0.6	-

	2.0	0.6

Acquisition costs:

Professional and advisory fees	-	0.2

General and administrative	-	0.4

	-	0.6

Total integration, merger, and acquisition related costs and other charges	$2.0	$1.2

Negative effect on diluted earnings per share	$(0.04)	$(0.02)

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES (Continued)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended March 31, 2009 and 2010, primarily related to costs to convert data and integrate systems. In fiscal year 2009, we began the integration of our pharmacy operating systems. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011.

For the three months ended March 31, 2010, the Corporation incurred costs of $0.6 million for acquisition related costs. For the three months ended March 31, 2009, the Corporation did not incur costs related to acquisitions.

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of March 31, 2010, there were no shares of preferred stock outstanding.

Our board of directors may, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on our shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The board of directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of shares of our common stock. Specifically, our certificate of incorporation authorizes our board to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of us or the removal of existing management.

Amended and Restated 2007 Omnibus Incentive Plan

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for former employees of KPS and PharMerica LTC. The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. The Compensation Committee establishes long-term and short-term incentive programs under the Omnibus Plan. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence that the Compensation Committee determines should be excluded in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan. In connection with the Corporation’s 2009 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees under the Omnibus Plan generally vest in full upon the three-year anniversary of the date of grant. The restricted stock grant to members of the board of directors vests in three equal annual installments. The restricted stock units granted to officers under the Omnibus Plan generally vest in two equal annual installments. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of March 31, 2010, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 733,444 shares.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions):

	Three Months Ended March 31,
	2009	2010
Stock option compensation expense	$0.3	$0.4
Nonvested stock compensation expense	0.3	0.4

Total Stock Compensation Expense	$0.6	$0.8

Negative effect on diluted earnings per share	$(0.01)	$(0.02)

As of March 31, 2010, there was $14.3 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from approximately 1.0 year to 3.0 years depending on the type of award granted.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$6.6	*
2011	4.7
2012	2.5
2013	1.1
2014	0.2
Thereafter	-

Total	$15.1

*The 2010 amount shown includes stock-based compensation expense for the three months ended March 31, 2010 of $0.8 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted during 2009 and the three months ended March 31, 2010, using the Black-Scholes Merton option-pricing model:

	2009	2010
Expected volatility (range)	36.36 - 41.07%	38.53 - 45.54%
Risk free interest rate (range)	0.75 - 2.09%	0.97 - 2.42%
Expected dividends	-	-
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Fair value per share of stock options granted based on the Black-Scholes-Merton model	$4.40	$5.86
Weighted average fair value of options granted during the period (in millions)	$2.5	$3.2

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in 2009 and 2010, in the same or similar industries as the Corporation. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

Risk-Free Interest Rate

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years

Granted	567,633	15.18
Exercised	(107,308)	12.69
Canceled	(59,649)	14.63

Outstanding at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	544,831	18.48
Exercised	(7,693)	12.58
Canceled	(8,671)	15.18

Outstanding at March 31, 2010	2,261,792	$16.30	5.4 years	$4.5

Exercisable at March 31, 2010	855,251	$15.49	4.6 years	$2.3

Expired shares during 2010	536

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The total intrinsic value of stock options exercised for the three months ended March 31, 2009 and 2010, was less than $0.1 million, respectively. Cash received from stock option exercises during the three months ended March 31, 2010, was $0.1 million. The total fair value of options vested for the three months ended March 31, 2009 and 2010 was $0.9 million and $0.8 million, respectively.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2008	342,591	$15.93

Granted - Restricted Stock	35,633	17.96
Granted - Restricted Stock Units	99,332	15.06
Granted - Performance Share Units	152,580	15.16
Forfeited	(11,533)	14.52
Vested	(84,201)	14.34

Outstanding shares at December 31, 2009	534,402	$15.98

Granted - Performance Share Units	172,798	18.48
Forfeited	(2,009)	15.27
Vested	(6,873)	15.15

Outstanding shares at March 31, 2010	698,318	$16.61

The total fair value of shares vested for the three months ended March 31, 2009 and 2010, was less than $0.1 million, respectively.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 663,492 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. The Corporation’s matching contributions to the plan were $1.4 million and $1.3 million for the three months ended March 31, 2009 and 2010, respectively.

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

As of December 31, 2009 and March 31, 2010, the Corporation had $2.9 million and $3.3 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the three months ended March 31, (dollars in millions):

	Three Months Ended March 31,
	2009	2010
Provision for income taxes	$5.3	$5.7

Total provision as a percentage of pre-tax income	39.0%	40.3%

The increase in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily the result of an increase in non-deductible expenses associated with the Corporation’s operations.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $113.9 million and $99.2 million at December 31, 2009 and March 31, 2010, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of March 31, 2010, the Corporation has tax benefits from federal net operating loss carryforwards of $19.3 million and tax benefits from state net operating loss carryforwards of $10.1 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $60.8 million at December 31, 2009 and $56.0 million at March 31, 2010, net of valuation allowances of $1.7 million, respectively.

As of December 31, 2009 and March 31, 2010, the Corporation had $1.6 million recorded as a liability for unrecognized tax benefits for U.S. Federal and State tax jurisdictions.

The federal statute of limitations remains open for tax years 2006 through 2009. The Corporation’s consolidated U.S. income tax returns for 2007 and 2008 are currently under examination by the IRS. State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2005. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred and AmerisourceBergen are responsible for any taxes that relate to periods before the 2007 Pharmacy Transaction.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and earnings per diluted share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2009	2010
Numerator:
Numerator for basic and diluted earnings per share - net income	$8.2	$8.4

Denominator:

Denominator for basic earnings per share - weighted average shares	30,211,699	30,396,520
Effect of dilutive securities:
Employee stock options	46,447	37,553
Employee restricted shares	53,784	94,902
Employee performance share units	-	42,074

Denominator for diluted earnings per share - adjusted weighted average shares	30,311,930	30,571,049

Basic earnings per share	$0.27	$0.28

Diluted earnings per share	$0.27	$0.27

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	1,435,875	1,613,310

(a)	These unexercised employee stock options and unvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Stock options and restricted shares granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share as they are probable to vest.

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates in two reportable business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	December 31,	March 31,
Assets:	2009	2010
Institutional pharmacies	$716.1	$712.0

Hospital pharmacy management	8.2	8.3

	$724.3	$720.3

Goodwill:

Institutional pharmacies	$140.1	$140.6

Hospital pharmacy management	-	-

	$140.1	$140.6

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended
	March 31,
	2009	2010

Revenues:
Institutional pharmacies	$453.4	$448.3

Hospital pharmacy management	14.8	13.9

	$468.2	$462.2

Net income:

Segment operating income:

Institutional pharmacies	$27.2	$26.0

Hospital pharmacy management	2.2	1.3

Segment operating income	29.4	27.3

Rent	(4.2)	(4.2)

Depreciation and amortization	(6.5)	(6.9)

Integration, merger and acquisition related costs and other charges	(2.0)	(1.2)

Interest expense, net	(3.2)	(0.9)

Income before income taxes	13.5	14.1

Provision for income taxes	5.3	5.7

Net income	$8.2	$8.4

Rent:

Institutional pharmacies	$4.2	$4.2

Hospital pharmacy management	-	-

	$4.2	$4.2

Depreciation and amortization:

Institutional pharmacies	$6.5	$6.9

Hospital pharmacy management	-	-

	$6.5	$6.9

Capital expenditures:

Institutional pharmacies	$5.3	$2.6

Hospital pharmacy management	-	-

	$5.3	$2.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our by-laws could delay or deter a change in control;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent companies;

•	the effects of adverse economic trends or intense competition in the markets in which we operate;

•	the demand for the Corporation’s products and services;

•	the effects of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

•

the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy segment which is substantially dependent to service provided to one customer;

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

•

the effects of healthcare reform and government regulations, including, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries;

•	the Corporation’s ability to implement the short cycle dispensing requirements of the 2010 Health Care Legislation without incurring significant additional operating costs;

•

changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers, or the implementation of other measures to reduce the reimbursement for the Corporation’s products and services or the services of the Corporation’s customers or the Corporation’s Medicare business covered by specific contracts;

•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases or decreases in interest expense;

•	further consolidation of managed care organizations and other third party payers;

•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation’s control;

•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;

•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	the effects on the Corporation’s results of operations related to the accounting for the costs of acquisitions;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	changes in volatility of the Corporation’s stock price and the risk of litigation following a decline in the price of the Corporation’s stock price;

•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;

•

prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	the effects on the Corporation’s results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;

•	changes in tax laws and regulations;

•	the effects of changes to critical accounting estimates; and

•

other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2010, reflect the financial position, results of operations, and cash flows of the Corporation.

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

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 91 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 86 hospitals in the United States.

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

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in a 15 to 30 day supply. Unit dosed medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents.

Our computerized dispensing and delivery systems are designed to improve efficiency and control over distribution of medications to patients and residents. We provide computerized physician orders and medication administration records for each patient or resident on a monthly basis as requested. Data from these records are formulated into monthly management reports on patient or resident care and quality assurance. This system improves efficiencies and nursing time, reduces drug waste, and helps to improve patient outcomes.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act of 1987 (“OBRA of 1987”) implemented in 1990 sought to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring, and reporting on the progress of prescription drug therapy, as well as overall drug usage. In addition, the Centers for Medicare & Medicaid Services (“CMS”) issued revised guidelines to surveyors of long-term care facilities which, effective December 18, 2006, expanded the scope and detail in which surveyors are assessing pharmacy services at facilities, including consultant pharmacy services. In addition, on September 30, 2008, the United States Department of Health and Human Services (“HHS”) Office of Inspector General published OIG Supplemental Compliance Program Guidance for Nursing Homes. With quality of care the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

Additional business segment information is set forth in Part I, Item 1 “Financial Statements” and Note 12—“Business Segment Data” to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Customers

Institutional Care Settings. Our customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. We are generally the primary source of supply of pharmaceuticals for our customers.

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions.

At March 31, 2010, we had contracts to provide pharmacy services to 312,154 licensed beds for patients in healthcare facilities in 41 states. We also have significant customer concentrations with facilities operated by Kindred. For the three months ended March 31, 2010, Kindred institutional pharmacy contracts represented approximately 10.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At March 31, 2010, the Corporation had provided hospital pharmacy management services to Kindred and other customers at 86 locations. For the three months ended March 31, 2010, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

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

The following table summarizes the historical generic drug dispensing rate:

	2009	2010
March 31	73.5%	74.5%
June 30	74.2	N/A
September 30	74.5	N/A
December 31	74.7	N/A

The following table summarizes the material anticipated brand to generic conversions from 2010 to 2015 that were in the top 50 drug spend for the Corporation during the three months ended March 31, 2010:

2010	2011	2012	2013	2014	2015
Effexor XR (3Q)	Levaquin (2Q)	Seroquel (1Q)	Xopenex (1Q)	Exelon (1Q)	Abilify (2Q)
Lovenox (3Q)	Xalatan (3Q)	Lexapro (1Q)	Humalog (2Q)	Nexium (2Q)	Zyvox (2Q)
Aricept (4Q)	Zyprexa (4Q)	Plavix (2Q)	Advair (3Q)	Celebrex (2Q)	Namenda (2Q)
	Lipitor (4Q)	Detrol (3Q)	Cymbalta (4Q)	Copaxone (4Q)	Avodart (4Q)
Singulair (3Q)
Actos (3Q)
Geodon (3Q)
Diovan (3Q)
Diovan HCT (3Q)
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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. Rebates included in our condensed consolidated income statements were $10.5 million and $13.4 million for the three months ended March 31, 2009 and 2010, respectively.

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

Based upon our electronic records, we are able to provide reports to our customers and management on patient care and quality assurance. These reports help to improve efficiency in patient care, reduce drug waste, and improve patient outcomes. We expect to continue to invest in technologies that help improve data integrity, critical information access, and system availability.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $2.9 million and $3.1 million for the three months ended March 31, 2009 and 2010, respectively, under the IT Services Agreement.

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

A summary of our revenues by payer type follows (dollars in millions):

	Three Months Ended March 31,
	2009		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare Part D	$215.1	45.9%	$216.4	46.8%
Institutional healthcare providers	141.0	30.1	140.5	30.4
Medicaid	43.4	9.3	40.2	8.7
Private and other	28.9	6.2	26.4	5.7
Insured	23.3	5.0	22.8	4.9
Medicare	1.7	0.3	2.0	0.5
Hospital management fees	14.8	3.2	13.9	3.0

Total	$468.2	100.0%	$462.2	100.0%

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

2010 Health Care Legislation

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation”. Four key provisions of the 2010 Health Care Legislation that are relevant to the Company are: (1) the gradual modification to the calculation of the Federal Upper Limit and the definition of AMP, (2) the closure of the Part D coverage gap, which is otherwise known as the “Donut Hole”, (3) short cycle dispensing requirements, and (4) Biosimilar Biological Products.

FUL and AMP Changes

The 2010 Health Care Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the Federal Upper Limit or FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly Average Manufacturer’s Price (“AMP”) for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect a net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

The above changes to FUL and AMP become effective on the first day of the first calendar month that begins at least 180 days after the date of enactment, without regard to the promulgation of final regulations implementing the changes.

At this time, the Company is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

Part D Coverage Gap

By January 1, 2011, the Secretary is required to implement the Medicare Coverage Gap Discount Program (the “Program”). As part of the Program, drug manufacturers will be required to enter into agreements with the Secretary to provide a 50% discount on the negotiated ingredient cost to certain Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee).

The Reconciliation Act includes a requirement that closes the coverage gap, or Donut Hole, by fiscal year 2020. The coverage gap will be eliminated by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary.

At this time, the Company is unable to fully evaluate the impact of the changes to the coverage gap to its business.

Short Cycle Dispensing

The Secretary shall require Prescription Drug Plans (“PDPs”), under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, as determined by the Secretary, in consultation with relevant stakeholders (including representatives of nursing facilities, residents of nursing facilities, pharmacists, the pharmacy industry (including retail and long-term care pharmacy), PDPs, MAPD plans, and any other stakeholders the Secretary determines appropriate), such as weekly, daily, or automated dose dispensing, when dispensing covered Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 day prescriptions for such beneficiaries. This short cycle dispensing provision will take effect on January 1, 2012. As a result, CMS has less than a year before it must issue the 2012 “Call Letter” providing guidance to PDPs and MAPDs regarding their obligations and how this law will be implemented.

At this time and until such time that the Secretary consults with all of the relevant stakeholders and makes its determination either through the Call Letter or regulation, the Company is unable to fully evaluate the impact of cycle dispensing changes to its business. Depending on the ultimate outcome, short cycle dispensing could have a material adverse impact on the Corporation’s operating costs.

Biosimilar Biological Products

The 2010 Health Care Legislation creates a regulatory approval pathway for biosimilars (alternatively known as generics) for biological products. An innovator biological product will be granted 12 years of exclusivity. At this time, the Company is unable to fully evaluate the impact of the changes to biosimilars to its business.

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

In addition, beginning January 2010, MIPPA required that all PDPs are required to provide prompt payment to pharmacies. PDP and MAPDs must pay clean claims to retail pharmacies within 14 days if submitted electronically, or within 30 days otherwise.

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

On March 30, 2009, the Court approved the settlement of the litigation. Pursuant to the settlement on September 26, 2009, First DataBank: (i) adjusted its reporting of Blue Book AWP for those prescription drugs (approximately 1,400 National Drug Codes, or NDCs in number) identified in the plaintiffs’ previously filed complaint by reducing the mark-up factor utilized in connection with the calculation of the Blue Book AWP data field to 1.20 times the Wholesale Acquisition Cost, or WAC, or direct price for those prescription drugs that are on a mark-up basis; and (ii) established a centralized data repository to facilitate reasonable access to discoverable material from First DataBank concerning its drug price reporting practices.

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank has applied the same 1.20 markup factor to all other NDCs, whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20 times WAC. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than September 26, 2011.

The Corporation and the preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing could not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP. As a result, we believe the AWP settlement will adversely impact our revenues approximately $6.0 million on an annual basis. This exposure is primarily related to the states in which the Corporation operates, who have refused to adjust their Medicaid reimbursement or otherwise were not reimbursing based on WAC. The National Association of Chain Drug Stores and the National Community Pharmacists Association, the industry trade groups, have filed lawsuits against several state Medicaid programs to force the state Medicaid programs to agree to price neutrality. These cases are still pending.

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

The critical accounting estimates discussed below are not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on the results of operations and financial condition of the Corporation.

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, long-term care institutions, the respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2009 and March 31, 2010, were $40.2 million and $37.6 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	2009		2010
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$7.1	1.5%	$3.8	0.8%
Second Quarter	3.6	0.8	N/A	N/A
Third Quarter	2.5	0.5	N/A	N/A
Fourth Quarter	3.4	0.8	N/A	N/A

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2009	2010
First Quarter	42.4	40.5
Second Quarter	42.0	N/A
Third Quarter	42.1	N/A
Fourth Quarter	42.9	N/A

For the three months ended March 31, 2010, the Company benefited from improved collections from the Part D payors due to the requirements of the Medicare Improvements for Patients and Providers Act (“MIPPA”). MIPPA required Part D payors to pay claims within 30 days, or within 14 days if submitted electronically, beginning with the 2010 plan years. As a result of the MIPPA requirements, the Company collected a larger amount of receivables in the period than normal. The Corporation does not expect the MIPPA Act to have an incremental benefit in future periods.

The following table shows our summarized aging categories by quarter:

	2009				2010
	March	June	September	December	March
0 to 60 days	63.1%	64.3%	63.6%	64.9%	66.2%
61 to 120 days	17.4	17.0	17.1	17.1	17.8
Over 120 days	19.5	18.7	19.3	18.0	16.0

	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2009			2010
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$49.1	$267.8	18.3%	$37.6	$241.8	15.6%
Second Quarter	50.4	260.6	19.3	N/A	N/A	N/A
Third Quarter	46.3	261.6	17.7	N/A	N/A	N/A
Fourth Quarter	40.2	255.5	15.7	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2009	2010	2009	2010
Medicare Part D	45.9%	46.8%	45.5%	N/A	%
Institutional healthcare providers	30.1	30.4	30.1	N/A
Medicaid	9.3	8.7	9.2	N/A
Private and other	6.2	5.7	6.8	N/A
Insured	5.0	4.9	4.9	N/A
Medicare	0.3	0.5	0.4	N/A
Hospital management fees	3.2	3.0	3.1	N/A

Total	100.0%	100.0%	100.0%	-%

	Three Months Ended September 30,		Three Months Ended December 31,
	2009	2010	2009	2010
Medicare Part D	45.9%	N/A %	48.0%	N/A	%
Institutional healthcare providers	29.2	N/A	29.0	N/A
Medicaid	9.1	N/A	8.4	N/A
Private and other	7.5	N/A	6.2	N/A
Insured	5.0	N/A	5.0	N/A
Medicare	0.3	N/A	0.4	N/A
Hospital management fees	3.0	N/A	3.0	N/A

Total	100.0%	-%	100.0%	-%

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

Please refer to Note 7 to our accompanying condensed consolidated financial statements and footnotes included elsewhere in this quarterly report for a further discussion of our revenue recognition policies.

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

As of December 31, 2009 and March 31, 2010, our inventory on our accompanying condensed consolidated balance sheets was $79.8 million and $77.1 million, respectively.

Our inventory turns were as follows for the periods presented:

	2009	2010
First Quarter	16.7	15.7
Second Quarter	16.8	N/A
Third Quarter	16.7	N/A
Fourth Quarter	15.8	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our condensed consolidated income statements as reductions to cost of goods sold were as follows (in millions):

	2009	2010
First Quarter	$10.5	$13.4
Second Quarter	11.6	N/A
Third Quarter	12.9	N/A
Fourth Quarter	14.5	N/A

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

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2009 and March 31, 2010, was $140.1 million and $140.6 million, respectively.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2009 and March 31, 2010, were $90.8 million and $88.8 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2009 and March 31, 2010, was $19.0 million and $21.3 million, respectively.

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

Fair value estimates are determined by management based upon and derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision of allocations are that of management.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2009 and March 31, 2010, were $60.8 million and $56.0 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2009 and March 31, 2010, were $1.7 million.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

Accounting for stock-based compensation

On July 12, 2007, the Corporation adopted the PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. The Corporation has reserved 3,800,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares issued for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. On July 24, 2008, the Corporation’s stockholders approved an amendment to the Omnibus Plan to provide the Compensation Committee with increased flexibility to use non-GAAP measures to measure performance, including the ability to exclude from the performance measures certain items or charges related to an event or occurrence which the Compensation Committee determines should be excluded, in accordance with the performance criteria of performance awards granted pursuant to the Omnibus Plan. In connection with the Corporation’s 2009 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

During the three months ended March 31, 2010, the Compensation Committee granted stock-based compensation awards with respect to 544,831 stock options under the Omnibus Plan with a grant price of $18.48 per share and 172,798 performance share units.

Our stock-based compensation expense for the three months ended March 31, 2009 and 2010, was $0.6 million and $0.8 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements.

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

Integration, merger and acquisition related costs and other charges represents the costs associated with the spin-offs of Kindred Pharmacy Services and PharMerica LTC from Kindred Healthcare and AmerisourceBergen and their respective mergers. Integration, merger and acquisition related costs and other charges also includes costs of acquisitions.

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

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases under our Prime Vendor Agreement and other purchases made in the normal course of business. The balances in accounts payable and accrued salaries and wages are at the highest on Thursday nights and at the lowest on Friday nights, as a result of payments for drug costs and payroll being funded on Friday. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a loan under our senior secured credit facility. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Quarter Ended March 31,
	2009		Increase (Decrease)			2010
	Amount	% of Revenues				Amount	% of Revenues
Net revenues
Institutional Pharmacy	$453.4	96.8%	$(5.1)	(1.1	) %	$448.3	97.0%
Hospital Management	14.8	3.2	(0.9)	(6.1)		13.9	3.0

Total net revenues	468.2	100.0	(6.0)	(1.3)		462.2	100.0

Cost of goods sold
Institutional Pharmacy	384.8	82.1	2.6	0.7		387.4	83.8
Hospital Management	12.0	2.6	0.1	0.8		12.1	2.6

Total cost of goods sold	396.8	84.7	2.7	0.7		399.5	86.4

Gross profit
Institutional Pharmacy	68.6	14.7	(7.7)	(11.2)		60.9	13.2
Hospital Management	2.8	0.6	(1.0)	(35.7)		1.8	0.4

Total gross profit	$71.4	15.3%	$(8.7)	(12.2	) %	$62.7	13.6%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,919		(255)	(2.6)		9,664
Revenue per prescription dispensed	$45.71		$0.68	1.5		$46.39
Gross profit per prescription dispensed	$6.92		$(0.62)	(9.0)		$6.30
Gross profit percentage	15.1%		(1.5)	(9.9)		13.6%
Generic drug dispensing rate	73.5%		1.0	1.4		74.5%

Customer licensed beds under contract
Beginning of period	322,376		(4,491)	(1.4	) %	317,885
Additions	6,762		(1,636)	(24.2)		5,126
Losses	(8,393)		(2,464)	29.4		(10,857)

End of period	320,745		(8,591)	(2.7	) %	312,154

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	84		2.0	2.4%		86

Revenues

The decrease in institutional pharmacy revenues of $5.1 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was the result of an unfavorable volume variance of approximately $11.7 million or 255,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $6.6 million or a $0.68 increase per prescription dispensed. The rate variance was comprised of approximately $16.0 million due to inflation on drugs dispensed between periods offset by $9.4 million due to the increase in the generic drug dispensing rate during the period from 73.5% to 74.5% and the September 2009 change in the AWP and other concessions. The volume variance of approximately $11.7 million was due to the decline in net customer licensed beds under contract, partially offset by the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

The decrease in hospital management revenues for the three months ended March 31, 2010, of $0.9 million was due primarily to concessions with certain hospital management contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $2.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due primarily to an increase in brand inflation on drug purchases. Drug spend as a percentage of revenues increased 236 bps but was partially offset by an improvement in rebates of 69 bps during the comparable periods. Other costs included within cost of goods sold as a percent of revenues improved a combined 17 bps, predominately as a result of management’s efforts to control costs.

Hospital management cost of goods sold increased $0.1 million for the three months ended March 31, 2010, compared to the respective prior period due to an increase in the number of hospital contracts serviced between periods.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Quarter Ended March 31,
	2009		Increase (Decrease)			2010
	Amount	% of Revenue				Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$71.4	15.3%	$(8.7)	(12.2	) %	$62.7	13.6%
Selling, general and administrative expenses	50.9	10.9	(6.7)	(13.2)		44.2	9.6
Amortization expense	1.8	0.4	0.5	27.8		2.3	0.5
Integration, merger and acquisition related costs and other charges	2.0	0.4	(0.8)	(40.0)		1.2	0.3
Interest expense, net	3.2	0.7	(2.3)	(71.9)		0.9	0.2

Income before income taxes	13.5	2.9	0.6	4.4		14.1	3.0
Provision for income taxes	5.3	1.1	0.4	7.5		5.7	1.2

Net income	$8.2	1.8%	$0.2	2.4%		$8.4	1.8%

Institutional pharmacy gross profit for the three months ended March 31, 2010, was $60.9 million, or $6.30 per prescription dispensed, compared to $68.6 million, or $6.92 per prescription dispensed for the three months ended March 31, 2009. The institutional pharmacy gross profit margin for the three months ended March 31, 2010, declined 150 bps to 13.6%, from 15.1% due to price concessions, the continuation of the AWP adjustment from the fourth quarter of 2009, and competitive pressures in the market place.

The decrease in hospital management gross profit for the three months ended March 31, 2010, of $1.0 million, was due primarily to concessions with certain hospital management contracts.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Quarter Ended March 31,
	2009		Increase (Decrease)			2010
	Amount	% of Revenue				Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$27.0	5.8%	$(3.0)	(11.1	) %	$24.0	5.2%
Contracted services	3.0	0.6	0.9	30.0		3.9	0.8
Provision for doubtful accounts	7.1	1.5	(3.3)	(46.5)		3.8	0.8
Supplies	1.8	0.4	(0.1)	(5.6)		1.7	0.4
Travel expenses	1.0	0.2	-	-		1.0	0.2
Professional fees	2.6	0.6	(0.5)	(19.2)		2.1	0.5
Stock-based compensation	0.6	0.1	0.2	33.3		0.8	0.2
Depreciation	2.2	0.5	0.1	4.5		2.3	0.5
Rent	1.1	0.2	(0.1)	(9.1)		1.0	0.2
Maintenance	0.6	0.1	(0.1)	(16.7)		0.5	0.1
Other costs	3.9	0.9	(0.8)	(20.5)		3.1	0.7

Total selling, general and administrative expenses	$50.9	10.9%	$(6.7)	(13.2	) %	$44.2	9.6%

Total labor costs decreased $3.0 million for the three months ended March 31, 2010, over the comparable period in the prior year as a result of management’s effort to control costs. The provision for doubtful accounts decreased $3.3 million as the collection efforts continue to be a major focus. Other costs within selling, general and administrative expenses declined during the three months ended March 31, 2010, a combined $0.4 million due primarily to management’s efforts to control costs.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Quarter Ended March 31,
	2009		2010
	Amount	% of Revenues	Amount	% of Revenues

Leasehold improvements	$0.4	0.1%	$0.4	0.1%
Equipment and software	4.3	0.9	4.0	0.9
Leased equipment	-	-	0.2	-

Total depreciation expense	$4.7	1.0%	$4.6	1.0%

Depreciation expense recorded in cost of goods sold	2.2	0.5	2.3	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.5	0.5	2.3	0.5

Total depreciation expense	$4.7	1.0%	$4.6	1.0%

Total capital expenditures	$5.3	1.1%	$2.6	0.5%

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Quarter Ended March 31,
	2009		2010
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.3	0.1%
Non-compete agreements	0.1	—	0.5	0.1
Customer relationships	1.3	0.3	1.5	0.3

Total amortization expense	$1.8	0.4%	$2.3	0.5%

Amortization expense for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, increased due to the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

Integration, Merger, and Acquisition Related Costs and Other Charges

Integration, merger, and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Quarter Ended March 31,
	2009	2010
Integration costs:
Professional and advisory fees	$-	$0.2
General and administrative	0.2	0.2
Employee costs	0.8	0.1
Severance costs	0.4	0.1
Facility costs	0.6	-

	2.0	0.6

Acquisition costs:
Professional and advisory fees	-	0.2
Other costs	-	0.4

	-	0.6

Total integration, merger and acquisition related costs and other charges	$2.0	$1.2

Negative effect on diluted earnings per share	$(0.04)	$(0.02)

The Corporation incurred integration, merger, and acquisition related costs and other charges during the three months ended March 31, 2009 and 2010, primarily related to costs to convert data and integrate systems. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011.

For the three months ended March 31, 2010, the Corporation incurred costs of $0.6 million for acquisition related costs. For the three months ended March 31, 2009, the Corporation did not incur costs related to acquisitions.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Quarter Ended March 31,
Interest Expense:	2009	2010
Term Debt	$3.1	$0.7
Revolving Credit Facility	0.1	0.1

Subtotal	3.2	0.8
Other:
Interest income	(0.1)	(0.1)
Amortization of deferred financing fees	0.1	0.2

Total Interest Expense	$3.2	$0.9

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	1.18%	0.23%
LIBOR - 1 month, at beginning of period	0.44%	0.23%
LIBOR - 1 month, at end of period	0.50%	0.25%
LIBOR - 3 months, at beginning of period	1.43%	0.25%
LIBOR - 3 months, at end of period	1.19%	0.29%

The decrease in interest expense was due primarily to the expiration of the interest rate swap and the lower LIBOR. The margin over LIBOR was 0.75% during the three months ended March 31, 2009 and 2010.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Quarter Ended March 31,
	2009	2010
Provision for income taxes	$5.3	$5.7

Total provision as a percentage of income	39.0%	40.3%

The increase in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily the result of an increase in non-deductible expenses associated with the Corporation’s operations.

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

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (dollars in millions):

	Quarter Ended March 31,
	2009	2010
Net cash provided by operating activities	$13.9	$24.7
Net cash used in investing activities	(3.2)	(2.3)
Net cash (used in) provided by financing activities	0.1	(0.1)

Net change in cash and cash equivalents	10.8	22.3
Cash and cash equivalents at beginning of period	41.3	51.2

Cash and cash equivalents at end of period	$52.1	$73.5

Operating Activities – Cash provided by operations aggregated $24.7 million for the three months ended March 31, 2010, compared to $13.9 million for the three months ended March 31, 2009. The increase of $10.8 million is due primarily to the significant improvement in cash collections in the three months ended 2010 compared to the comparable period in the prior year. For the three months ended March 31, 2010, the Company benefited from improved collections from the Part D payors due to the requirements of MIPPA. As a result of the MIPPA requirements, the Company collected a larger amount of receivables in the period than normal. The Corporation does not expect the MIPPA Act to have an incremental benefit in future periods.

Investing Activities – Cash used in investing activities aggregated $2.3 million for the three months ended March 31, 2010, compared to $3.2 million for the three months ended March 31, 2009. The decrease is due primarily to the pharmacy consolidations in the prior year resulting in less capital expenditures.

Financing Activities – Cash used in financing activities aggregated $0.1 million for the three months ended March 31, 2010, compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2009. The increase in the amount of cash used is primarily due to an increase in payments made on capital leases during the period.

Credit Agreement

The Corporation is a party to a Credit Agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent. The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on the Closing Date. Indebtedness under the Credit Agreement matures on July 31, 2012. There is no scheduled amortization under the term loan facility but the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted London Interbank Offered Rate (“LIBO rate” or “LIBOR”) plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of March 31, 2010, borrowings under the Credit Agreement bore interest at a rate of 1.05%, including the applicable margin of 0.75%, per annum based upon the one month LIBO Rate.

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

The Corporation had a total of $240.0 million outstanding of term debt under the Credit Agreement as of March 31, 2010. The Corporation had no borrowings under the revolving portion of the Credit Agreement as of March 31, 2010. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of March 31, 2010, was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of March 31, 2010. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings.

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.50:1.00 during the period January 1, 2010 and thereafter. The maximum total leverage coverage ratio, which also is tested quarterly, cannot exceed 3.00:1.00 during the period January 1, 2010 and thereafter. The maximum total leverage coverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s have in effect corporate credit ratings for the Corporation that are investment grade. Pursuant to the terms of the Credit Agreement, the covenant requirements have become more restrictive, however, the Corporation remains compliant and has been compliant since the consummation of the Pharmacy Transaction. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditure
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
March 31, 2010	5.59	1.99	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of March 31, 2010, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The initial term expires on July 31, 2012. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred approximately $2.9 million and $3.1 million to Kindred under the terms of the IT Services Agreement for the three months ended March 31, 2009 and 2010, respectively.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for 2009 and for the first quarter of 2010 (in millions, except where indicated):

	2009 Quarters				2010 Quarter
	First	Second	Third	Fourth	First
Net revenues:
Institutional pharmacy revenues	$453.4	$446.5	$447.1	$437.7	$448.3
Hospital management revenues	14.8	14.1	13.9	13.7	13.9

Total revenues	468.2	460.6	461.0	451.4	462.2

Cost of goods sold:
Institutional pharmacy	384.8	379.9	382.6	373.6	387.4
Hospital management	12.0	11.9	12.2	11.9	12.1

Total cost of goods sold	396.8	391.8	394.8	385.5	399.5

Gross profit:
Institutional pharmacy	68.6	66.6	64.5	64.1	60.9
Hospital management	2.8	2.2	1.7	1.8	1.8

Total gross profit	71.4	68.8	66.2	65.9	62.7
Selling, general and administrative	50.9	47.2	44.1	45.4	44.2
Amortization expense	1.8	1.9	2.5	2.8	2.3
Integration, merger and acquisition related costs and other charges	2.0	0.6	0.9	1.7	1.2

Operating income	16.7	19.1	18.7	16.0	15.0
Interest expense, net	3.2	3.3	1.9	1.0	0.9

Income before income taxes	13.5	15.8	16.8	15.0	14.1
Provision for income taxes	5.3	6.6	2.2	4.8	5.7

Net income	$8.2	$9.2	$14.6	$10.2	$8.4

Earnings per common share (1):
Basic	$0.27	$0.30	$0.48	$0.34	$0.28
Diluted	$0.27	$0.30	$0.48	$0.33	$0.27

Adjusted earnings per diluted share (1)(2):	$0.31	$0.31	$0.35	$0.32	$0.29

Shares used in computing earnings per common share:
Basic	30.2	30.2	30.3	30.3	30.4
Diluted	30.3	30.4	30.5	30.5	30.6

Balance sheet data:
Cash and cash equivalents	$52.1	$77.7	$73.8	$51.2	$73.5
Working capital	$307.4	$324.2	$323.7	$312.8	$331.3
Goodwill	$113.7	$115.6	$128.5	$140.1	$140.6
Intangible assets, net	$71.6	$69.9	$72.3	$90.8	$88.8
Total assets	$677.6	$684.2	$705.9	$724.3	$720.3
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$330.0	$341.9	$359.2	$370.9	$380.2

Supplemental information:
Adjusted EBITDA(2)	$25.2	$25.8	$26.6	$25.1	$23.1
Adjusted EBITDA Margin (2)	5.4%	5.6%	5.6%	5.6%	5.0%
Adjusted EBTIDA per prescription dispensed	$2.54	$2.63	$2.74	$2.62	$2.39
Net cash provided by operating activities	$13.9	$28.8	$16.9	$25.4	$24.7
Net cash used in investing activities	$(3.2)	$(3.2)	$(21.7)	$(48.0)	$(2.3)
Net cash provided by (used in) financing activities	$0.1	$-	$0.9	$-	$(0.1)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,919	9,815	9,713	9,590	9,664
Revenue per prescription dispensed	$45.71	$45.49	$46.03	$45.64	$46.39
Gross profit per prescription dispensed	$6.92	$6.79	$6.64	$6.68	$6.30
Gross profit percentage	15.1%	14.9%	14.4%	14.6%	13.6%
Generic drug dispensing rate	73.5%	74.2%	74.5%	74.7%	74.5%

Customer licensed beds under contract
Beginning of period	322,376	320,745	317,358	317,660	317,885
Additions	6,762	6,473	10,549	12,137	5,126
Losses	(8,393)	(9,860)	(10,247)	(11,912)	(10,857)

End of period	320,745	317,358	317,660	317,885	312,154

(1) The Corporation has never declared a cash dividend. Earnings per common share in actual cents.

(2) See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation of Adjusted EBITDA to net income and cash flows from operating activities.

Use of Non-GAAP Measures For Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income and cash flows from operating activities are significant components of the accompanying consolidated income statements and cash flows, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following is a reconciliation of the Corporation’s net income, net operating cash flows and earnings per diluted share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2009 Quarters				2010 Quarter
	First	Second	Third	Fourth	First
Net income	$8.2	$9.2	$14.6	$10.2	$8.4
Add:
Interest expense, net	3.2	3.3	1.9	1.0	0.9
Integration, merger, and acquisition related costs and other charges	2.0	0.6	0.9	1.7	1.2
Provision for income taxes	5.3	6.6	2.2	4.8	5.7
Depreciation and amortization expense	6.5	6.1	7.0	7.4	6.9

Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1

Adjusted EBITDA Margin	5.4%	5.6%	5.6%	5.6%	5.0%

Unaudited Reconciliation of Adjusted EBITDA to Net Cash Flows from Operating Activities

	2009 Quarters				2010 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1
Interest expense, net	(3.2)	(3.3)	(1.9)	(1.0)	(0.9)
Provision for income taxes	(5.3)	(6.6)	(2.2)	(4.8)	(5.7)
Integration, merger and acquisition related costs and other charges	(1.8)	(0.6)	(0.9)	(1.5)	(1.1)
Provision for bad debt	7.1	3.6	2.5	3.4	3.8
Stock-based compensation	0.6	1.3	1.3	1.4	0.8
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.2
Deferred income taxes	4.8	6.8	2.7	5.4	4.8
Loss on disposition of equipment	0.1	-	-	0.2	-
Other	(0.1)	-	(0.1)	(0.1)	0.1
Changes in assets and liabilities	(13.6)	1.7	(11.2)	(2.8)	(0.4)

Net Cash Flows from Operating Activities	$13.9	$28.8	$16.9	$25.4	$24.7

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges and the favorable impact on tax ruling as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges and the favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The impact of integration, merger and acquisition related costs and other charges and the favorable impact of tax rate matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2009 Quarters					2010 Quarter
	First	Second	Third	Fourth	Year	First

Diluted earnings per share	$0.27	$0.30	$0.48	$0.33	$1.39	$0.27
Add:
Diluted earnings per share impact of:
Integration, merger, and acquisition related costs and other charges	0.04	0.01	0.02	0.03	0.10	0.02
Tax rate matters	—	—	(0.15)	(0.04)	(0.19)	—

Adjusted diluted earnings per common share after impact of above items	$0.31	$0.31	$0.35	$0.32	$1.30	$0.29

Following Represents the First Quarter 2010 Compared to the Fourth Quarter 2009

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Quarter Ended
	December 31, 2009		Increase (Decrease)			March 31, 2010
	Amount	% of Revenues				Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$437.7	97.0%	$10.6	2.4%		$448.3	97.0%
Hospital Management	13.7	3.0	0.2	1.5		13.9	3.0

Total net revenues	451.4	100.0	10.8	2.4		462.2	100.0

Cost of goods sold:
Institutional Pharmacy	373.6	82.8	13.8	3.7		387.4	83.8
Hospital Management	11.9	2.6	0.2	1.7		12.1	2.6

Total cost of goods sold	385.5	85.4	14.0	3.6		399.5	86.4

Gross profit:
Institutional Pharmacy	64.1	14.2	(3.2)	(5.0)		60.9	13.2
Hospital Management	1.8	0.4	-	-		1.8	0.4

Total gross profit	$65.9	14.6%	$(3.2)	(4.9	) %	$62.7	13.6%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,590		74	0.8%		9,664
Revenue per prescription dispensed	$45.64		$0.75	1.6%		$46.39
Gross Profit per prescription dispensed	$6.68		$(0.38)	(5.7	) %	$6.30
Gross Profit percent	14.6%		(1.0)	(6.8	) %	13.6%
Generic dispensing rate	74.7%		(0.2)	(0.3	) %	74.5%

Customer licensed beds under contract
Beginning of period	317,660		225	0.1%		317,885
Additions	12,137		(7,011)	(57.8)		5,126
Losses	(11,912)		1,055	(8.9)		(10,857)

End of period	317,885		(5,731)	(1.8	) %	312,154

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	86		-	-%		86

Revenues

The increase in institutional pharmacy revenues of $10.6 million for the three months ended March 31, 2010, compared to the three months ended December 31, 2009, was the result of a favorable volume variance of approximately $3.4 million or 74,000 more prescriptions dispensed, and a favorable rate variance of approximately $7.2 million or a $0.75 increase per prescription dispensed. The rate variance was comprised of approximately $5.3 million due to inflation on drugs dispensed between the periods and $1.9 million due to the decrease in the generic drug dispensing rate between the periods from 74.7% to 74.5%. The favorable volume variance was as a result of the Integrity Pharmacy Services Acquisition on December 31, 2009, offset by a decline in overall licensed beds in the period.

The increase in hospital management revenues for the three months ended March 31, 2010, of $0.2 million was due primarily to contractually provided management fee increases.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $13.8 million for the three months ended March 31, 2010, compared to the three months ended December 31, 2009. Drug spend as a percentage of revenues increased 20 bps due primarily to an increase in brand inflation. Also contributing to the increase in cost of good sold was a reduction in rebates of 31 bps during the comparable period. Other costs included within cost of goods sold as a percent of revenues increased a combined 49 bps, predominately as a result of the reset of employer payroll taxes at the beginning of each fiscal year.

Hospital management cost of goods sold increased $0.2 million for the three months ended March 31, 2010, compared to the respective prior period due to an increase in direct cost pass-through, primarily personnel costs.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2009		Increase (Decrease)			March 31, 2010
	Amount	% of Revenue				Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$65.9	14.6%	$(3.2)	(4.9	) %	$62.7	13.6%
Selling, general and administrative expenses	45.4	10.1	(1.2)	(2.6)		44.2	9.6
Amortization expense	2.8	0.6	(0.5)	(17.9)		2.3	0.5
Integration, merger and acquisition related costs and other charges	1.7	0.4	(0.5)	(29.4)		1.2	0.3
Interest expense, net	1.0	0.2	(0.1)	(10.0)		0.9	0.2

Income before income taxes	15.0	3.3	(0.9)	(6.0)		14.1	3.0
Provision for income taxes	4.8	1.0	0.9	18.8		5.7	1.2

Net income	$10.2	2.3%	$(1.8)	(17.6	) %	$8.4	1.8%

Institutional pharmacy gross profit for the three months ended March 31, 2010, was $60.9 million, or $6.30 per prescription dispensed, compared to $64.1 million, or $6.68 per prescription dispensed for the three months ended December 31, 2009. The institutional pharmacy gross profit margin for the three months ended March 31, 2010, declined 100 bps to 13.6%, from 14.6% due to price concessions, the continuation of the AWP adjustment from the fourth quarter of 2009, a reduction in rebates and competitive pressures in the market place. The reset of employer payroll taxes also compressed margins, which were $1.7 million higher in the first quarter of 2010 versus the fourth quarter of 2009.

The hospital management gross profit was unchanged between the periods presented.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Quarter Ended
	December 31, 2009		Increase (Decrease)			March 31, 2010
	Amount	% of Revenue				Amount	% of Revenue

Selling, general and administrative expenses:
Total wages, benefits and contract labor	$24.4	5.4%	$(0.4)	(1.6	) %	$24.0	5.2%
Contracted services	3.4	0.8	0.5	14.7		3.9	0.8
Provision for doubtful accounts	3.4	0.8	0.4	11.8		3.8	0.8
Supplies	1.9	0.4	(0.2)	(10.5)		1.7	0.4
Travel expenses	1.2	0.3	(0.2)	(16.7)		1.0	0.2
Professional fees	2.0	0.4	0.1	5.0		2.1	0.5
Stock-based compensation	1.4	0.3	(0.6)	(42.9)		0.8	0.2
Depreciation	2.2	0.5	0.1	4.5		2.3	0.5
Rent	1.0	0.2	-	-		1.0	0.2
Maintenance	0.6	0.1	(0.1)	(16.7)		0.5	0.1
Other costs	3.9	0.9	(0.8)	(20.5)		3.1	0.7

Total selling, general and administrative expenses	$45.4	10.1%	$(1.2)	(2.6	) %	$44.2	9.6%

Total labor costs decreased $0.4 million for the three months ended March 31, 2010, over the three months ended December 31, 2009 as a result of management’s effort to control costs. Stock-based compensation decreased $0.6 million primarily due to the forfeiture of shares. Other costs within selling, general and administrative expenses declined during the three months ended March 31, 2010, a combined $0.2 million.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	December 31, 2009		March 31, 2010
	Amount	% of Revenues	Amount	% of Revenues

Leasehold improvements	$0.4	0.1%	$0.4	0.1%
Equipment and software	4.0	0.9	4.0	0.9
Leased equipment	0.2	NM	0.2	-

Total depreciation expense	$4.6	1.0%	$4.6	1.0%

Depreciation expense recorded in cost of goods sold	$2.4	0.5%	$2.3	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.2	0.5	2.3	0.5

Total depreciation expense	$4.6	1.0%	$4.6	1.0%

Total capital expenditures	$9.3	2.1%	$2.6	0.6%

Amortization expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	December 31, 2009		March 31, 2010
	Amount	% of Revenues	Amount	% of Revenues

Amortization of intangibles:
Trade names	$0.3	0.1%	$0.3	0.1
Non-compete agreements	0.6	0.1	0.5	0.1
Customer relationships	1.9	0.4	1.5	0.3

Total amortization expense	$2.8	0.6%	$2.3	0.5

Amortization expense decreased $0.5 million for the three months ended March 31, 2010, compared to the three months ended December 31, 2009, due to certain customer relationships associated with previous acquisitions becoming fully amortized in 2009, partially offset by amortization related to the Integrity Pharmacy Services Acquisition intangible assets.

Integration, Merger, and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (dollars in millions, except per share amounts):

	Quarter Ended
	December 31, 2009	March 31, 2010

Integration costs:
Professional and advisory fees	$0.2	$0.2
General and administrative	0.4	0.2
Employee costs	0.3	0.1
Severance costs	0.3	0.1
Facility costs	0.1	-

	1.3	0.6

Acquisition costs:
Professional and advisory fees	0.4	0.2
Other costs	-	0.4

	0.4	0.6

Total integration, merger and acquisition related costs and other charges	$1.7	$1.2

Negative effect on diluted earnings per share	$(0.03)	$(0.02)

The Corporation incurred integration, merger, and acquisition related costs and other charges during the three months ended March 31, 2010, primarily related to costs to convert data and integrate systems. In fiscal year 2009, we began the integration of our pharmacy operating systems. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011.

For the three months ended March 31, 2010, the Corporation incurred costs of $0.6 million for acquisition related costs. For the three months ended December 31, 2009, the Corporation incurred costs of $0.4 million related to acquisitions.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	December 31, 2009	March 31, 2010
Interest Expense, net:	Amount	Amount
Term Debt	$0.8	$0.7
Revolving Credit Facility	0.1	0.1

Subtotal	0.9	0.8
Other:
Interest income	-	(0.1)
Amortization of deferred financing fees	0.1	0.2

Total interest expense, net	$1.0	$0.9

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.25%	0.23%
LIBOR - 1month, at beginning of period	0.24%	0.23%
LIBOR - 1month, at end of period	0.23%	0.25%
LIBOR - 3 months, at beginning of period	0.28%	0.25%
LIBOR - 3 months, at end of period	0.25%	0.29%

The decrease in interest expense was due to the lower margin over LIBOR as a result of the lower leverage ratio. The margin over LIBOR was 1.00% during the three months ended December 31, 2009 compared to 0.75% for the three months ended March 31, 2010.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Quarter Ended
	December 31, 2009	March 31, 2010
Provision for income taxes	$4.8	$5.7

Total provision as a percentage of income	31.9%	40.3%

The rate for the period ended December 31, 2009, was favorably impacted by a benefit of $1.2 million associated with various internal restructuring transactions implemented in the period. Exclusive of these transactions the effective tax rate for the three months ended December 31, 2009, would have been 40.1%.

Liquidity and Capital Resources

The following compares the Corporation’s Statements of Cash Flows for the three months ended December 31, 2009 and March 31, 2010 (dollars in millions):

	Quarter Ended
	December 31, 2009	March 31, 2010
Cash flows provided by operating activities:
Net income	$10.2	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.6	4.6
Amortization	2.8	2.3
Integration, merger and acquisition related costs and other charges	0.2	0.1
Stock-based compensation	1.4	0.8
Amortization of deferred financing fees	0.1	0.2
Deferred income taxes	5.4	4.8
Loss on disposition of equipment	0.2	-
Other	(0.1)	0.1
Change in operating assets and liabilities:
Accounts receivable, net	7.1	11.1
Inventory and other assets	(2.5)	2.6
Prepaids and other assets	(4.2)	3.8
Accounts payable	1.8	(11.5)
Salaries, wages and other compensation	(4.8)	(2.8)
Other accrued liabilities	3.2	0.2

Net cash provided by operating activities	25.4	24.7

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(9.3)	(2.2)
Acquisitions, net of cash acquired	(38.8)	-
Other	0.1	(0.1)

Net cash used in investing activities	(48.0)	(2.3)

Cash flows used in financing activities:
Repayments of capital lease obligations	(0.2)	(0.2)
Issuance of common stock	0.1	0.1
Tax benefit from stock-based compensation	0.1	-

Net cash used in financing activities	-	(0.1)

Change in cash and cash equivalents	(22.6)	22.3
Cash and cash equivalents at beginning of period	73.8	51.2

Cash and cash equivalents at end of period	$51.2	$73.5

Supplemental information:
Cash paid for interest	$0.9	$0.8

Cash refund for taxes	$-	$(0.2)

Supplemental schedule of non-cash activities:
Capital lease obligations	$-	$0.4

Integrity Working Capital Adjustment	$-	$0.5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. We encourage you to read these risk factors in their entirety.

Risk Factors Relating to Our Business

Continuing government and private efforts to contain healthcare costs may reduce our future revenue.

We could be adversely affected by the continuing efforts of government and private payers to contain healthcare costs. To reduce healthcare costs, payers seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payer programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payer mix and growth in operating expenses in excess of increases, if any, in payments by third party payers. For instance, the short cycle dispensing requirements set forth in the Patient Protection and Affordable Care Act, which would become effective in January 2012, could impact our revenues and our profitability could also be affected if the costs associated therewith are not fully reimbursed by the appropriate payors.

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant (1)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.54	Amendment to Employment Agreement, dated March 16, 2010, by and between the Corporation and Gregory S. Weishar †

10.55	Summary of 2010 CEO Short-Term Incentive Program and 2010 Short-Term Incentive Program †

10.56	Summary of 2010 Long-Term Incentive Program †

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 7, 2010	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and
Director

Date: May 7, 2010	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and
Chief Financial Officer

Date: May 7, 2010	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.54	Amendment to Employment Agreement, dated March 16, 2010, by and between the Corporation and Gregory S. Weishar

10.55	Summary of 2010 CEO Short-Term Incentive Program and 2010 Short-Term Incentive Program

10.56	Summary of 2010 Long-Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002