Form 10-Q
period 2010-06-30
PharMerica CORP
filed 2010-08-05
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 30, 2010
Common stock, $0.01 par value	30,646,597 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Six Months Ended June 30, 2009 and 2010

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$460.6	$450.5	$928.8	$912.7
Cost of goods sold	391.0	392.9	787.0	791.8

Gross profit	69.6	57.6	141.8	120.9
Selling, general and administrative expenses	48.0	43.0	99.7	87.8
Amortization expense	1.9	2.4	3.7	4.7
Integration, merger and acquisition related costs and other charges	0.6	9.2	2.6	10.4

Operating income	19.1	3.0	35.8	18.0
Interest expense, net	3.3	0.8	6.5	1.7

Income before income taxes	15.8	2.2	29.3	16.3
Provision for income taxes	6.6	0.9	11.9	6.6

Net income	$9.2	$1.3	$17.4	$9.7

Earnings per common share:
Basic	$0.30	$0.04	$0.58	$0.32
Diluted	$0.30	$0.04	$0.57	$0.32

Shares used in computing earnings per common share:
Basic	30,231,797	30,421,549	30,221,804	30,409,104
Diluted	30,366,640	30,605,727	30,330,992	30,576,479

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and June 30, 2010

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2009	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51.2	$91.2
Accounts receivable, net	215.3	200.5
Inventory	79.8	78.3
Deferred tax assets	39.8	40.9
Prepaids and other assets	23.6	21.3

	409.7	432.2

Equipment and leasehold improvements	119.6	124.3
Accumulated depreciation	(59.0)	(68.0)

	60.6	56.3

Deferred tax assets, net	21.0	14.3
Goodwill	140.1	140.4
Intangible assets, net	90.8	86.6
Other	2.1	1.4

	$724.3	$731.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59.6	$54.9
Salaries, wages and other compensation	30.9	26.6
Other accrued liabilities	6.4	6.1

	96.9	87.6

Long-term debt	240.0	240.0
Other long-term liabilities	16.5	20.2
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2009 and June 30, 2010	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,619,830 shares and 30,646,597 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively	0.3	0.3
Capital in excess of par value	344.8	347.6
Retained earnings	25.8	35.5

	370.9	383.4

	$724.3	$731.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Six Months Ended June 30, 2009 and 2010

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Cash flows provided by operating activities:
Net income	$9.2	$1.3	$17.4	$9.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.2	4.7	8.9	9.3
Amortization	1.9	2.4	3.7	4.7
Integration, merger and acquisition related costs and other charges	-	0.4	0.2	0.5
Stock-based compensation	1.3	1.7	1.9	2.5
Amortization of deferred financing fees	0.1	0.1	0.2	0.3
Deferred income taxes	6.8	0.9	11.6	5.7
Loss on disposition of equipment	-	0.1	0.1	0.1
Other	-	(0.1)	(0.1)	-
Change in operating assets and liabilities:
Accounts receivable, net	8.1	3.5	8.7	14.6
Inventory and other assets	1.1	(1.2)	2.5	1.4
Prepaids and other assets	0.2	(1.2)	3.3	2.6
Accounts payable	0.2	6.8	(7.8)	(4.7)
Salaries, wages and other compensation	(1.0)	(1.9)	(6.0)	(4.7)
Other accrued and long-term liabilities	(3.3)	3.1	(1.9)	3.3

Net cash provided by operating activities	28.8	20.6	42.7	45.3

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(3.3)	(2.9)	(6.5)	(5.1)
Other	0.1	-	0.1	(0.1)

Net cash used in investing activities	(3.2)	(2.9)	(6.4)	(5.2)

Cash flows provided by (used in) financing activities:
Repayments of capital lease obligations	(0.2)	(0.2)	(0.3)	(0.4)
Issuance of common stock	0.2	0.2	0.3	0.3
Tax benefit from stock-based compensation	-	-	0.1	-

Net cash provided by (used in) financing activities	-	-	0.1	(0.1)

Change in cash and cash equivalents	25.6	17.7	36.4	40.0
Cash and cash equivalents at beginning of period	52.1	73.5	41.3	51.2

Cash and cash equivalents at end of period	$77.7	$91.2	$77.7	$91.2

Supplemental information:
Cash paid for interest	$3.2	$0.7	$6.5	$1.5

Cash paid for taxes	$1.1	$0.5	$1.4	$0.3

Supplemental schedule of non-cash activities:
Capital lease obligations	$-	$-	$1.8	$0.4

Integrity purchase accounting adjustments (Note 2)	$-	$(0.3)	$-	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2009	30,619,830	$0.3	$344.8	$25.8	$370.9
Comprehensive income:
Net income				9.7	9.7

Total comprehensive income				9.7	9.7

Vested performance share units	4,695	-	-	-	-
Exercise of stock options	22,072	-	0.3	-	0.3
Stock-based compensation - restricted stock	-	-	1.3	-	1.3
Stock-based compensation - stock options	-	-	1.2	-	1.2

Balance at June 30, 2010	30,646,597	$0.3	$347.6	$35.5	$383.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 90 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

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

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation and/or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; delays or difficulties in integrating acquired businesses; other contingent liabilities; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Corporation’s financial instruments; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in manufacturers’ rebate programs; shifts in demand for generic drug equivalents; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2009 and June 30, 2010, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets given current economic conditions.

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities disclosed at fair value at December 31, 2009 and June 30, 2010, are set forth in the tables below (dollars in millions):

As of June 30, 2010	Liabilities	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$3.2	$-	$3.2	$-	A
Contingent Consideration	$1.7	$-	$-	$1.7	C

As of December 31, 2009	Liabilities	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$2.9	$-	$2.9	$-	A
Contingent Consideration	$1.7	$-	$-	$1.7	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represents a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration is derived using the income approach with unobservable inputs, which include future gross profit forecast and present value assumptions, and there is little or no market data. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2009	June 30, 2010
Institutional healthcare providers	$138.7	$137.9
Medicare Part D	60.2	41.5
Private payor and other	34.5	35.6
Insured	9.7	8.6
Medicaid	10.9	12.3
Medicare	1.5	1.7
Allowance for doubtful accounts	(40.2)	(37.1)

	$215.3	$200.5

0 to 60 days	64.9%	65.7%
61 to 120 days	17.1%	18.0%
Over 120 days	18.0%	16.3%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2009	$46.5	$3.5	$16.6	$(26.4)	$40.2
Six Months Ended June 30, 2010	$40.2	$-	$8.5	$(11.6)	$37.1

The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt.

Concentration of Credit Risk

For the three months and six months ended June 30, 2009 and 2010, the Corporation derived approximately 15.0% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is primarily located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Physical inventories are performed on a quarterly basis at the end of the quarter at all pharmacy sites. Cost of goods sold is recorded based upon the actual results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows or lease term, if shorter (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended June 30, 2009 and 2010, maintenance and repairs were $1.7 million and $1.5 million, respectively. For the six months ended June 30, 2009 and 2010, maintenance and repairs were $3.3 million and $2.9 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the six months ended June 30, 2009 and 2010.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended June 30, 2009 and 2010, the Corporation capitalized software development costs of $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2009 and 2010, the Corporation capitalized software development costs of $1.2 million. As of December 31, 2009 and June 30, 2010, net capitalized software costs, including amounts for projects which have not been completed, totaled $9.5 million and $9.1 million, respectively.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s finite-lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements primarily originating from business acquisitions. Finite-lived intangible assets are amortized on a straight-line basis over the terms of the agreements ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation’s goodwill and intangible assets are further described in Note 4.

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended June 30, 2009 and 2010, the expense for employee health benefits were $4.4 million and $4.6 million, respectively, and for the six months ended June 30, 2009 and 2010, the expense for employee health benefits were $8.6 million and $9.4 million, respectively. As of December 31, 2009 and June 30, 2010, the Corporation had $2.5 million and $2.6 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended June 30, 2009 and 2010, rebates were $11.6 million and $13.0 million, respectively, and for the six months ended June 30, 2009 and 2010, rebates were $22.1 million and $26.4 million, respectively. The Corporation had $3.0 million and $3.4 million of rebates capitalized in inventory as of December 31, 2009 and June 30, 2010, respectively.

Delivery Expenses

The Corporation incurred delivery expenses of $13.7 million and $14.7 million for the three months ended June 30, 2009 and 2010, respectively, and $27.3 million and $29.3 million for the six months ended June 30, 2009 and 2010, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using a Black-Scholes-Merton model for non-vested stock options. See Note 9.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations as appropriate based on facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 10.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS

2009 Acquisitions

Integrity Pharmacy Services Acquisition

On December 31, 2009, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests in Integrity Pharmacy Services, LLC (“IPS”), and Integrity Medical Supplies, LLC (“IMS” together with IPS, “Integrity”), for $38.0 million in cash plus $3.3 million to retire outstanding promissory notes in favor of the sellers. The Corporation’s primary purpose in acquiring Integrity was to increase the Corporation’s market share in certain regions.

The acquisition of Integrity has been accounted for as a business combination using the acquisition method of accounting. The total purchase price of Integrity was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 31, 2009. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, the amount of goodwill recorded in the transaction of $12.0 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to fully integrate the Integrity business into its existing institutional pharmacy locations.

Except for identifiable intangible assets, and equipment and leasehold improvements, the assets acquired and liabilities assumed were valued at their respective carrying amounts recorded by Integrity as the Corporation believes that their carrying value amounts approximate their fair value at the acquisition date.

The purchase price allocation was recorded as follows (dollars in millions):

Current assets, net of cash acquired	$9.8
Equipment and leasehold improvements	1.2
Identifiable intangible assets	20.6
Goodwill	12.0

Total assets	43.6

Current liabilities	(4.4)

Purchase price, net of cash acquired	$39.2

The following are the fair values of the equipment and leasehold improvements of Integrity acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Leasehold improvements	$0.3	7.0
Equipment and software	0.9	4.0

Total equipment and leasehold improvements acquired	$1.2	5.1

The following are the fair values of the identifiable intangible assets of Integrity acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Non-competition agreement	$0.2	5.0
Customer relationships	20.4	15.0

Total identifiable intangible assets acquired	$20.6	14.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

West Virginia Acquisition

On August 10, 2009, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy and medical supplies and services to residents of long-term care facilities located mostly in West Virginia. The Corporation paid $15.9 million in cash for the business, with an additional amount not to exceed $10.0 million in the form of contingent consideration to be paid at the end of a three year period based upon the cumulative achievement of certain financial performance measures. The transaction was accounted for under the acquisition method of accounting, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $4.4 million as finite-lived intangible assets and $12.6 million of goodwill. The contingent consideration was recorded at fair value at the acquisition date in the amount of $1.7 million. The contingent consideration will be adjusted to fair value through earnings until the final amount is determined.

Other

For the three months and six months ended June 30, 2010, the Corporation incurred $2.3 million and $2.9 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, acquisition related costs and other charges. For the three months and six months ended June 30, 2009, $0.1 million was incurred for acquisition related costs.

The total amount of goodwill expected to be deductible for tax purposes from past acquisitions of the Corporation was $92.4 million as of June 30, 2010. Deferred tax assets and liabilities are further described in Note 10.

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

The unaudited pro forma effect of the Integrity Pharmacy Services and West Virginia acquisitions assuming the acquisitions occurred on January 1, 2009, excluding the integration, merger and acquisition related costs and other charges for the three months and six months ended June 30, 2009, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$483.3	$973.3
Net income	$10.1	$20.0

Earnings per common share:
Basic	$0.33	$0.66
Diluted	$0.33	$0.66

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2009	June 30, 2010
Leasehold improvements	$11.6	$12.1
Equipment and software	95.3	99.8
Leased equipment	2.6	3.0
Construction in progress	10.1	9.4

	119.6	124.3

Accumulated depreciation	(59.0)	(68.0)

Total Equipment and leasehold improvements	$60.6	$56.3

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2009	Additions	Disposals	Transfers	Balance at June 30, 2010
Equipment and leasehold improvements:
Leasehold improvements	$11.6	$0.3	$-	$0.2	$12.1
Equipment and software	95.3	3.5	(0.8)	1.8	99.8
Leased equipment	2.6	0.4	-	-	3.0
Construction in progress	10.1	1.3	-	(2.0)	9.4

Sub-Total	119.6	5.5	(0.8)	-	124.3
Accumulated depreciation	(59.0)	(9.3)	0.3	-	(68.0)

Total	$60.6	$(3.8)	$(0.5)	$-	$56.3

Depreciation expense totaled $4.2 million and $4.7 million for the three months ended June 30, 2009 and 2010, respectively. Depreciation expense totaled $8.9 million and $9.3 million for the six months ended June 30, 2009 and 2010, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$18.1	*
2011	13.6
2012	9.6
2013	5.7
2014	3.8
Thereafter	14.8

Total	$65.6

* The 2010 amount shown includes depreciation expense for the six months ended June 30, 2010 of $9.3 million.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2010 (dollars in millions):

Balance at December 31, 2009	$140.1
Integrity purchase accounting adjustments (Note 2)	0.3

Balance at June 30, 2010	$140.4

The Corporation does not have accumulated impairments that reduce the gross value of goodwill.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2009	Additions	Balance at June 30, 2010
Customer relationships	$76.6	$-	$76.6
Trade name	28.5	-	28.5
Non-compete agreement	4.7	0.5	5.2

Sub Total	109.8	0.5	110.3
Accumulated amortization	(19.0)	(4.7)	(23.7)

Net intangible assets	$90.8	$(4.2)	$86.6

Amortization expense relating to finite-lived intangible assets was $1.9 million and $2.4 million for the three months ended June 30, 2009 and 2010, respectively. Amortization expense relating to finite-lived intangible assets was $3.7 million and $4.7 million for the six months ended June 30, 2009 and 2010, respectively.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$8.9	*
2011	7.0
2012	6.6
2013	6.5
2014	6.5
Thereafter	55.8

	$91.3

* The 2010 amount shown includes amortization expense for the six months ended June 30, 2010 of $4.7 million.

NOTE 5—CREDIT AGREEMENT

The Corporation is a party to a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. As of June 30, 2010, $240.0 million was outstanding under the term loan facility and no amounts were outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31, 2009	June 30, 2010
2007 Credit Agreement:

Term Debt - payable to lenders at LIBOR plus applicable margin (1.10% as of June 30, 2010), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	-	-

Total debt	$240.0	$240.0

The maturity of all of the Corporation’s long-term debt will occur on July 31, 2012.

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2010 was $2.3 million. After giving effect to the

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

letters of credit, total availability under the revolving credit facility was $147.7 million as of June 30, 2010. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditure
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
June 30, 2010	5.79	2.19	**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2010, the Corporation had $0.6 million of unamortized deferred financing fees.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of these legal proceedings are, in the opinion of management, expected to have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Corporation. See Note 8.

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

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

The above changes to FUL and AMP become effective on the first day of the first calendar month that begins at least 180 days after the date of enactment, without regard to the promulgation of final regulations implementing the changes.

Currently, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

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

The Corporation and the preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing would not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral.

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

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen. Pursuant to this agreement, the Corporation has agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years following the Closing Date. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides certain notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. Also under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $2.8 million and $2.6 million in fees for the three months ended June 30, 2009 and 2010, respectively, under the IT Services Agreement. The Corporation incurred $5.7 million in fees for each of the six months ended June 30, 2009 and 2010, under the IT Services Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Pharmacy locations and administrative offices lease expense	$3.4	$3.6	$7.0	$7.2
Office equipment lease expense	0.7	0.4	1.3	1.0

Total lease expense	$4.1	$4.0	$8.3	$8.2

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2010	$14.6	*	$0.7	$15.3
2011	10.9		0.8	11.7
2012	7.9		0.1	8.0
2013	5.7		-	5.7
2014	3.5		-	3.5
Thereafter	7.1		-	7.1

Total	$49.7		$1.6	$51.3

*The 2010 amount shown includes rental expense for Pharmacy locations and administrative offices lease expense of $7.2 million for the six months ended June 30, 2010.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$209.4	45.5%	$206.3	45.8%	$424.5	45.7%	$422.7	46.4%
Institutional healthcare providers	138.8	30.1	137.3	30.5	279.8	30.1	277.8	30.4
Medicaid	42.2	9.2	39.9	8.9	85.6	9.2	80.1	8.8
Private and other	31.4	6.8	27.3	6.1	60.3	6.5	53.7	5.9
Insured	22.7	4.9	23.2	5.1	46.0	5.0	46.0	5.0
Medicare	2.0	0.4	1.9	0.4	3.7	0.4	3.9	0.4
Hospital management fees	14.1	3.1	14.6	3.2	28.9	3.1	28.5	3.1

Total	$460.6	100.0%	$450.5	100.0%	$928.8	100.0%	$912.7	100.0%

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

Under certain circumstances, including state-mandated return policies under various Medicaid programs, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payer. Product returns are processed in the period in which the return is accepted by the Corporation. A reserve has been established for such returns based on historical trends.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$-	$5.0	$-	$5.0
Professional and advisory fees	-	1.3	-	1.5
General and administrative	0.1	0.2	0.3	0.4
Employee costs	0.2	0.1	1.0	0.2
Severance costs	0.2	0.1	0.6	0.2
Facility costs	-	0.2	0.6	0.2

	0.5	6.9	2.5	7.5

Acquisition costs:
Professional and advisory fees	0.1	0.3	0.1	0.5
General and administrative	-	0.6	-	1.0
Employee costs	-	0.2	-	0.2
Facility costs	-	1.2	-	1.2

	0.1	2.3	0.1	2.9

Total integration, merger, and acquisition related costs and other charges	$0.6	$9.2	$2.6	$10.4

Negative effect on diluted earnings per share	$(0.01)	$(0.18)	$(0.05)	$(0.20)

The Corporation incurred integration, merger and acquisition related costs and other charges during the six months ended June 30, 2009 and 2010, of $2.6 million and $10.4 million, respectively. In fiscal year 2009, we began the integration of our pharmacy operating systems. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011. During the second quarter of 2010 the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to the 2007 Pharmacy Transaction.

For the six months ended June 30, 2010, the Corporation incurred costs of $2.9 million for acquisition related costs. As of June 30, 2010, the Integrity Pharmacy Services Acquisitions were fully integrated into existing pharmacy locations of the Corporation. For the six months ended June 30, 2009, the Corporation incurred costs of $0.1 million for acquisition related costs.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of June 30, 2010, there were no shares of preferred stock outstanding.

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

Amended and Restated 2007 Omnibus Incentive Plan

The Corporation has adopted the Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. In connection with the Corporation’s 2010 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to, among other things, implement a “fungible share pool” effective as of January 1, 2010, and preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

The Corporation has reserved 7,237,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards for former employees of KPS and PharMerica LTC. Under the “fungible share pool,” one share of stock will be subtracted from the share limit for each share of stock covered by a stock option or stock appreciation right award and 1.65 shares of stock will be subtracted from the share limit for each share of stock covered by any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The following shares are not available for re-grant under the Omnibus Plan: (i) shares tendered by a participant or withheld by the Corporation to pay the purchase price of a stock option award or to satisfy taxes owed with respect to an award, (ii) shares subject to a stock appreciation right that are not issued in connection with such award’s settlement upon the exercise thereof, and (iii) shares reacquired by the Corporation using cash proceeds received by the Corporation from the exercise of stock options. Effective January 1, 2010, shares subject to an award that is forfeited, expired or settled for cash, are available for re-grant under the Omnibus Plan as one share of stock for each share of stock covered by a stock option or appreciation right and 1.65 shares of stock for each share of stock covered by any other type of award.

The Corporation’s Compensation Committee or a subcommittee thereof administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees generally vests in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vests in two equal annual installments. The restricted stock grant to members of the board of directors vests in three equal annual installments. The restricted stock units granted to members of the board of directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of June 30, 2010, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 4,133,774 shares.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Stock option compensation expense	$0.6	$0.8	$0.9	$1.2
Nonvested stock compensation expense	0.7	0.9	1.0	1.3

Total Stock Compensation Expense	$1.3	$1.7	$1.9	$2.5

Negative effect on diluted earnings per share	$(0.03)	$(0.03)	$(0.04)	$(0.05)

As of June 30, 2010, there was $13.0 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from 1.0 year to 2.4 years depending on the type of award granted.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$6.4	*
2011	4.8
2012	2.6
2013	1.5
2014	0.2
Thereafter	-

Total	$15.5

*The 2010 amount shown includes stock-based compensation expense for the six months ended June 30, 2010 of $2.5 million.

The following weighted average assumptions were used to estimate the fair value of options granted during 2009 and the six months ended June 30, 2010, using the Black-Scholes-Merton model:

	2009	2010
Expected volatility (range)	36.36 - 41.07%	38.53 - 45.54%
Risk free interest rate (range)	0.75 - 2.09%	0.62 - 2.47%
Expected dividends	-	-
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model	$4.40	$5.85
Weighted average fair value of options granted during the period (in millions)	$2.5	$3.2

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. The Corporation also considers how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in 2009 and 2010, in the same or similar industries as the Corporation. In addition, if a best estimate cannot be made, management uses the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years

Granted	567,633	15.18
Exercised	(107,308)	12.69
Canceled	(59,649)	14.63

Outstanding at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	549,339	18.47
Exercised	(22,072)	12.66
Canceled	(15,856)	16.51

Outstanding at June 30, 2010	2,244,736	$16.32	5.2 years	$0.2

Exercisable at June 30, 2010	856,513	$15.57	4.5 years	$0.2

Expired shares during 2010	1,340

The total intrinsic value of stock options exercised for the six months ended June 30, 2009 and 2010 was $0.2 million and $0.1 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2010 was $0.3 million. The total fair value of options vested for the six months ended June 30, 2009 and 2010 was $0.9 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2008	342,591	$15.93

Granted - Restricted Stock	35,633	17.96
Granted - Restricted Stock Units	99,332	15.06
Granted - Performance Share Units	152,580	15.16
Forfeited	(11,533)	14.52
Vested	(84,201)	14.34

Outstanding shares at December 31, 2009	534,402	$15.98

Granted - Restricted Stock Units	39,144	$16.35
Granted - Performance Share Units	174,221	18.47
Forfeited	(4,033)	16.88
Vested	(14,123)	16.82

Outstanding shares at June 30, 2010	729,611	$16.57

The total fair value of shares vested for the six months ended June 30, 2009 and 2010 was $0.1 million and $0.2 million, respectively.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 662,590 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended June 30, 2009 and 2010, the Corporation’s matching contributions to the plan were $1.3 million and $1.4 million, respectively, and for the six months ended June 30, 2009 and 2010, the Corporation’s matching contributions to the plan were $2.7 million.

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

As of December 31, 2009 and June 30, 2010, the Corporation had $2.9 million and $3.2 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Provision for income taxes	$6.6	$0.9	$11.9	$6.6

Total provision as a percentage of pre-tax income	41.9%	40.8%	40.6%	40.4%

The decrease in our provision for income taxes as a percentage of taxable income for the three months and six months ended June 30, 2010, compared to the three months and six months ended June 30, 2009, was primarily the result of a decrease in non-deductible expenses associated with the Corporation’s operations.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. As of December 31, 2009 and June 30, 2010, the tax basis of the Corporation’s tax deductible goodwill was approximately $113.9 million and $92.4 million, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of June 30, 2010, the Corporation has tax benefits from federal net operating loss carryforwards of $19.6 million and tax benefits from state net operating loss carryforwards of $10.1 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As of December 31, 2009 and June 30, 2010, the Corporation recognized deferred tax assets totaling $60.8 million and $55.2 million, net of valuation allowances of $1.7 million, respectively.

As of December 31, 2009 and June 30, 2010, the Corporation had $1.6 million recorded as a liability for unrecognized tax benefits for U.S. Federal and State tax jurisdictions.

The federal statute of limitations remains open for tax years 2006 through 2009. The Corporation’s consolidated U.S. income tax returns for 2007 and 2008 are currently under examination by the IRS. State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2005. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred and AmerisourceBergen are responsible for any taxes that relate to periods prior to the 2007 Pharmacy Transaction.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and earnings per diluted share (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Numerator for basic and diluted earnings per share - net income	$9.2	$1.3	$17.4	$9.7

Denominator:

Denominator for basic earnings per share - weighted average shares	30,231,797	30,421,549	30,221,804	30,409,104
Effect of dilutive securities:
Employee stock options	61,041	33,098	50,838	34,964
Employee restricted shares	73,802	151,080	58,350	132,411

Denominator for diluted earnings per share - adjusted weighted average shares	30,366,640	30,605,727	30,330,992	30,576,479

Basic earnings per share	$0.30	$0.04	$0.58	$0.32

Diluted earnings per share	$0.30	$0.04	$0.57	$0.32

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	1,579,722	2,071,831	1,425,622	1,842,731

(a)	These unexercised employee stock options and unvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Stock options and restricted shares granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share only when they are probable to vest.

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

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	December 31, 2009	June 30, 2010
Assets:
Institutional pharmacies	$716.1	$721.9
Hospital pharmacy management	8.2	9.3

	$724.3	$731.2

Goodwill:
Institutional pharmacies	$140.1	$140.4
Hospital pharmacy management	-	-

	$140.1	$140.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues:
Institutional pharmacies	$446.5	$435.9	$899.9	$884.2
Hospital pharmacy management	14.1	14.6	28.9	28.5

	$460.6	$450.5	$928.8	$912.7

Net income:
Segment operating income:
Institutional pharmacies	$28.5	$21.9	$55.7	$47.9
Hospital pharmacy management	1.4	1.4	3.6	2.7

Segment operating income	29.9	23.3	59.3	50.6
Rent	(4.1)	(4.0)	(8.3)	(8.2)
Depreciation and amortization	(6.1)	(7.1)	(12.6)	(14.0)
Integration, merger and acquisition related costs and other charges	(0.6)	(9.2)	(2.6)	(10.4)
Interest expense, net	(3.3)	(0.8)	(6.5)	(1.7)

Income before income taxes	15.8	2.2	29.3	16.3
Provision for income taxes	6.6	0.9	11.9	6.6

Net income	$9.2	$1.3	$17.4	$9.7

Rent:
Institutional pharmacies	$4.1	$4.0	$8.3	$8.2
Hospital pharmacy management	-	-	-	-

	$4.1	$4.0	$8.3	$8.2

Depreciation and amortization:
Institutional pharmacies	$6.1	$7.1	$12.6	$14.0
Hospital pharmacy management	-	-	-	-

	$6.1	$7.1	$12.6	$14.0

Capital Additions:
Institutional pharmacies	$3.3	$2.9	$8.3	$5.5
Hospital pharmacy management	-	-	-	-

	$3.3	$2.9	$8.3	$5.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2010, reflect the financial position, results of operations, and cash flows of the Corporation.

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

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and provide management pharmacy services to hospitals. The Corporation operates 90 institutional pharmacies in 41 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

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

At June 30, 2010, we had contracts to provide pharmacy services to 301,694 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the six months ended June 30, 2010, Kindred institutional pharmacy contracts represented approximately 12.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At June 30, 2010, the Corporation provided hospital pharmacy management services to Kindred and other customers at 89 locations. For the six months ended June 30, 2010, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in ABDC’s generic formulary purchase program for a period of five years, ending on July 31, 2012. In addition, ABDC supports the distribution of pharmaceuticals that the Corporation contracts directly with manufacturers and provides inventory management support. Also, under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met, including the surviving entity is believed in good faith to be obligated to assume all obligations under the agreement.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. We expect an increase in the demand for generic drugs as the result of a large number of patent expirations. Flomax and Mirapex, two brand drugs from the Corporation’s top 50 drug spend, converted to their generic alternative in the 1st and 2nd quarters of 2010, respectively.

The following table summarizes the generic drug dispensing rate:

	2009	2010
March 31	73.5%	74.5%
June 30	74.2	75.7
September 30	74.5	N/A
December 31	74.7	N/A

The following table summarizes the material anticipated brand-to-generic from 2010 to 2015 that were in the top 50 drug spend for the Corporation during the six months ended June 30, 2010:

2010	2011	2012	2013	2014	2015
Effexor XR (3Q)	Levaquin (2Q)	Seroquel (1Q)	Xopenex (1Q)	Nexium (2Q)	Abilify (2Q)
Exelon (3Q)	Xalatan (3Q)	Lexapro (1Q)	Humalog (2Q)	Celebrex (2Q)	Zyvox (2Q)
Lovenox (3Q)	Zyprexa (4Q)	Plavix (2Q)	Advair (3Q)	Copaxone (4Q)	Namenda (2Q)
Aricept (4Q)	Lipitor (4Q)	Detrol (3Q)	Cymbalta (4Q)
Prevacid ODT (3Q)		Singulair (3Q)
Actos (3Q)
Geodon (3Q)
Diovan (3Q)
Diovan HCT (3Q)

(Number in parentheses equals the quarter of conversion)

When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously anticipated. This acceleration in the reimbursement reduction has resulted in margin compression much earlier than we have historically experienced. Due to the nature of the brand-to-generic conversion, management cannot estimate the financial impact of the brand to generic conversions on its results of operations.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. For the three months ended June 30, 2009 and 2010, rebates were $11.6 million and $13.0 million, respectively, and for the six months ended June 30, 2009 and 2010, rebates were $22.1 million and $26.4 million, respectively. The Corporation had $3.0 million and $3.4 million of rebates capitalized in inventory as of December 31, 2009 and June 30, 2010, respectively.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $2.8 million and $2.6 million for the three months ended June 30, 2009 and 2010, respectively, and $5.7 million for the six months ended June 30, 2009 and 2010, under the IT Services Agreement.

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

A summary of our revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$209.4	45.5%	$206.3	45.8%	$424.5	45.7%	$422.7	46.4%
Institutional healthcare providers	138.8	30.1	137.3	30.5	279.8	30.1	277.8	30.4
Medicaid	42.2	9.2	39.9	8.9	85.6	9.2	80.1	8.8
Private and other	31.4	6.8	27.3	6.1	60.3	6.5	53.7	5.9
Insured	22.7	4.9	23.2	5.1	46.0	5.0	46.0	5.0
Medicare	2.0	0.4	1.9	0.4	3.7	0.4	3.9	0.4
Hospital management fees	14.1	3.1	14.6	3.2	28.9	3.1	28.5	3.1

Total	$460.6	100.0%	$450.5	100.0%	$928.8	100.0%	$912.7	100.0%

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

The Stimulus Package also provides $21.0 billion designated for investment in HIT infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to adopt HIT. Of this funding, $2.0 billion is set aside for “adoption activities” while $19.0 billion will go to providers engaged in the “meaningful use” of electronic health records (“EHR”). Meaningful users are providers who use certified EHR technology, exchange EHR information to improve quality and coordination of care, and use EHR to submit quality measures. For physicians, the structure largely mirrors the e-prescribing framework set out in the Medicare Improvements for Patients and Providers Act (“MIPPA”) by incentivizing adoption of HIT through granting up to $44,000 per physician until 2014, and thereafter penalizing physicians who have not yet adopted. Similarly, hospitals are eligible for bonus payments if determined to be meaningful users of EHR. The impact of these provisions, according to the Congressional Budget Office, will be that approximately 90% of doctors and 70% of hospitals adopt EHR technology over the next 10 years. At this time, the Corporation is unable to fully evaluate the impact of the Stimulus Package to its business.

2010 Health Care Legislation

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation”. Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit and the definition of AMP, (ii) the closure of the Part D coverage gap, which is otherwise known as the “Donut Hole”, (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products.

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

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition; i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

The above changes to FUL and AMP become effective on the first day of the first calendar month that begins at least 180 days after the date of enactment, without regard to the promulgation of final regulations implementing the changes.

At this time, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

Part D Coverage Gap

By January 1, 2011, the Secretary of the Department of Health and Human Services (the “Secretary”) is required to implement the Medicare Coverage Gap Discount Program (the “Program”). As part of the Program, drug manufacturers will be required to enter into agreements with the Secretary to provide a 50% discount on the negotiated ingredient cost to certain Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee).

The Reconciliation Act includes a requirement that closes or eliminates the coverage gap, or Donut Hole, by fiscal year 2020. The coverage gap will be eliminated by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary.

At this time, the Corporation is unable to fully evaluate the impact of the changes to the coverage gap to its business.

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

At this time and until such time that the Secretary consults with all of the relevant stakeholders and makes its determination either through the Call Letter or regulation, the Corporation is unable to fully evaluate the impact of cycle dispensing changes to its business. Depending on the ultimate outcome, short cycle dispensing could have a material adverse impact on the Corporation’s operating costs.

Biosimilar Biological Products

The 2010 Health Care Legislation creates a regulatory approval pathway for biosimilars (alternatively known as generics) for biological products. An innovator biological product will be granted 12 years of exclusivity. At this time, the Corporation is unable to fully evaluate the impact of the changes to biosimilars to its business.

Federal Trade Commission Red Flags Rule

The recently issued Identity Theft Red Flags and Address Discrepancy Rules, referred to as the Red Flags Rule, require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identity theft. Because the Corporation does not require full payment at the time of service of a patient, it will be considered a creditor for purposes of the Red Flags Rule. Therefore, the Corporation will be required to implement a program to detect and respond to identity theft. Failure to implement a program by the deadline can result in substantial monetary penalties. The deadline for compliance with these rules, as well as the scope of their application, has been subject to various regulatory, legislative, and judicial changes. The Federal Trade Commission (“Commission”) has issued several Enforcement Policies delaying the enforcement of the Red Flags Rule. Most recently, the Commission announced that at the request of Congress it was delaying the enforcement of the Red Flags Rule through December 31, 2010. As such, we cannot fully analyze the potential impact of these Red Flag Rules on our business.

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

Medicare

The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, and certain items and services provided by medical suppliers such as intravenous therapy; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C or Medicare Advantage; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its nursing home customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011, only suppliers that are winning bidders will be eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries in the selected areas. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation did not participate in the bidding process. The Corporation will continue to evaluate whether it will participate in Round 2 of the bidding, which is not yet scheduled.

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

The Corporation and the preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing would not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP. As a result, we believe the AWP settlement will adversely impact our revenues approximately $6.0 million on an annual basis. This exposure is primarily related to the states in which the Corporation operates, who have refused to adjust their Medicaid reimbursement or otherwise were not reimbursing based on WAC. The National Association of Chain Drug Stores and the National Community Pharmacists Association, the industry trade groups, have filed lawsuits against several state Medicaid programs to force the state Medicaid programs to agree to price neutrality. These cases are still pending.

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

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2009 and June 30, 2010, were $40.2 million and $37.1 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	2009		2010
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$7.1	1.5%	$3.8	0.8%
Second Quarter	3.6	0.8	4.7	1.0
Third Quarter	2.5	0.5	N/A	N/A
Fourth Quarter	3.4	0.8	N/A	N/A

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2009	2010
First Quarter	42.4	40.5
Second Quarter	42.0	40.4
Third Quarter	42.1	N/A
Fourth Quarter	42.9	N/A

In the first quarter of 2010, the Corporation benefited from improved collections from the Part D payors due to the requirements of the Medicare Improvements for Patients and Providers Act (“MIPPA”). MIPPA required Part D payors to pay claims within 30 days, or within 14 days if submitted electronically, beginning with the 2010 plan years. As a result of the MIPPA requirements, the Corporation collected a larger amount of receivables in the first quarter of 2010 than normal. The Corporation does not expect the MIPPA Act to have a similar benefit in future periods.

The following table shows our summarized aging categories by quarter:

	2009				2010
	March	June	September	December	March	June
0 to 60 days	63.1%	64.3%	63.6%	64.9%	66.2%	65.7%
61 to 120 days	17.4	17.0	17.1	17.1	17.8	18.0
Over 120 days	19.5	18.7	19.3	18.0	16.0	16.3

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2009			2010
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$49.1	$267.8	18.3%	$37.6	$241.8	15.6%
Second Quarter	50.4	260.6	19.3	37.1	237.6	15.6
Third Quarter	46.3	261.6	17.7	N/A	N/A	N/A
Fourth Quarter	40.2	255.5	15.7	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2009	2010	2009	2010
Medicare Part D	45.9%	46.8%	45.5%	45.8%
Institutional healthcare providers	30.1	30.4	30.1	30.5
Medicaid	9.3	8.7	9.2	8.9
Private and other	6.2	5.7	6.8	6.1
Insured	5.0	4.9	4.9	5.1
Medicare	0.3	0.5	0.4	0.4
Hospital management fees	3.2	3.0	3.1	3.2

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2009	2010	2009	2010
Medicare Part D	45.9%	N/A %	48.0%	N/A %
Institutional healthcare providers	29.2	N/A	29.0	N/A
Medicaid	9.1	N/A	8.4	N/A
Private and other	7.5	N/A	6.2	N/A
Insured	5.0	N/A	5.0	N/A
Medicare	0.3	N/A	0.4	N/A
Hospital management fees	3.0	N/A	3.0	N/A

Total	100.0%	-%	100.0%	-%

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

Inventory and cost of drugs dispensed

We have inventory primarily located at each of our institutional pharmacy locations. Our inventory is maintained on a first-in, first-out lower of cost or market basis. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency. All other inventory is maintained on a periodic system, through the performance of quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

As of December 31, 2009 and June 30, 2010, our inventory on our accompanying condensed consolidated balance sheets was $79.8 million and $78.3 million, respectively.

Our inventory turns were as follows for the periods presented:

	2009	2010
First Quarter	16.7	15.7
Second Quarter	16.8	15.5
Third Quarter	16.7	N/A
Fourth Quarter	15.8	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our condensed consolidated income statements as reductions to cost of goods sold were as follows (in millions):

	2009	2010
First Quarter	$10.5	$13.4
Second Quarter	11.6	13.0
Third Quarter	12.9	N/A
Fourth Quarter	14.5	N/A

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

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, was $140.1 million and $140.4 million, respectively.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, were $90.8 million and $86.6 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2009 and June 30, 2010, was $19.0 million and $23.7 million, respectively.

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

We assess for the potential impairment of intangible assets and long-lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, were $60.8 million and $55.2 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, were $1.7 million.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

Accounting for stock-based compensation

The Corporation has adopted the Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. In connection with the Corporation’s 2010 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to, among other things, implement a “fungible share pool” effective as of January 1, 2010, and preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Code.

The Corporation has reserved 7,237,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares issued for substitute equity awards for employees of KPS and PharMerica LTC whose awards were cancelled or forfeited upon the consummation of the Pharmacy Transaction. Under the “fungible share pool,” one share of stock will be subtracted from the share limit for each share of stock covered by a stock option or stock appreciation right award and 1.65 shares of stock will be subtracted from the share limit for each share of stock covered by any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The following shares are not available for re-grant under the Omnibus Plan: (i) shares tendered by a participant or withheld by the Corporation to pay the purchase price of a stock option award or to satisfy taxes owed with respect to an award, (ii) shares subject to a stock appreciation right that are not issued in connection with such award’s settlement upon the exercise thereof, and (iii) shares reacquired by the Corporation using cash proceeds received by the Corporation from the exercise of stock options. Effective January 1, 2010, shares subject to an award that is forfeited, expired or settled for cash, are available for re-grant under the Omnibus Plan as one share of stock for each share of stock covered by a stock option or appreciation right and 1.65 shares of stock for each share of stock covered by any other type of award.

During the six months ended June 30, 2010, the Compensation Committee granted stock-based compensation awards with respect to 549,339 stock options under the Omnibus Plan with a grant price of $14.74 - $20.19 per share, 39,144 restricted stock units and 174,221 performance share units.

Our stock-based compensation expense for the three months ended June 30, 2009 and 2010, was $1.3 million and $1.7 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements. Our stock-based compensation expense for the six months ended June 30, 2009 and 2010, was $1.9 million and $2.5 million, respectively.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Three Months Ended June 30,				Six Months June 30,
	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010
	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$446.5	$(10.6)	(2.4)%	$435.9	$899.9	$(15.7)	(1.7)%	$884.2
Hospital Management	14.1	0.5	3.5	14.6	28.9	(0.4)	(1.4)	28.5

Total net revenues	460.6	(10.1)	(2.2)	450.5	928.8	(16.1)	(1.7)	912.7

Cost of goods sold
Institutional Pharmacy	379.1	1.0	0.3	380.1	763.1	3.8	0.5	766.9
Hospital Management	11.9	0.9	7.6	12.8	23.9	1.0	4.2	24.9

Total cost of goods sold	391.0	1.9	0.5	392.9	787.0	4.8	0.6	791.8

Gross profit
Institutional Pharmacy	67.4	(11.6)	(17.2)	55.8	136.8	(19.5)	(14.3)	117.3
Hospital Management	2.2	(0.4)	(18.2)	1.8	5.0	(1.4)	(28.0)	3.6

Total gross profit	$69.6	$(12.0)	(17.2)%	$57.6	$141.8	$(20.9)	(14.7)%	$120.9

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,815	(499)	(5.1)%	9,316	19,734	(754)	(3.8)%	18,980
Revenue per prescription dispensed	$45.49	$1.30	2.9%	$46.79	$45.60	$0.99	2.2%	$46.59
Gross profit per prescription dispensed	$6.87	$(0.88)	(12.8)%	$5.99	$6.93	$(0.75)	(10.8)%	$6.18
Gross profit percentage	15.1%	(2.3)	(15.2)%	12.8%	15.2%	(1.9)	(12.5)%	13.3%
Generic drug dispensing rate	74.2%	1.5	2.0%	75.7%	73.9%	1.2	1.6%	75.1%
Customer licensed beds under contract
Beginning of period	320,745	(9,558)	(3.0)%	311,187	322,376	(4,491)	(1.4)%	317,885
Additions	6,473	(3,887)	(60.0)	2,586	13,235	(6,538)	(49.4)	6,697
Losses	(9,860)	(2,219)	(22.5)	(12,079)	(18,253)	(4,635)	(25.4)	(22,888)

End of period	317,358	(15,644)	(4.9)%	301,694	317,358	(15,664)	(4.9)%	301,694

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	85	4.0	4.7%	89	85	4.0	4.7%	89

Revenues

The decrease in institutional pharmacy revenues of $10.6 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was the result of an unfavorable volume variance of approximately $22.7 million or 499,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $12.1 million or a $1.30 increase per prescription dispensed. The rate variance was comprised of approximately $27.8 million due to inflation on drugs dispensed between periods offset by $15.7 million due to the increase in the generic drug dispensing rate during the period from 74.2% to 75.7% and the September 2009 change in the AWP for which state Medicaid reimbursement has not been upwardly adjusted, continued Medicare Part D pricing pressures and other concessions. The volume variance of approximately $22.7 million was due to the decline in net customer licensed beds under contract, partially offset by the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

The increase in hospital management revenues for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, of $0.5 million was due primarily to an increase in the number of hospital management contracts serviced in the period, partially offset by concessions with certain hospital management contracts serviced in the period.

The decrease in institutional pharmacy revenues of $15.7 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was the result of an unfavorable volume variance of approximately $34.4 million or 754,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $18.7 million or a $0.99 increase per prescription dispensed. The rate variance was comprised of approximately $43.9 million due to inflation on drugs dispensed between periods offset by $25.2 million due to the increase in the generic drug dispensing rate during the period from 73.9% to 75.1% and the September 2009 change in the AWP for which state Medicaid reimbursement has not been upwardly adjusted, continued Medicare Part D pricing pressures and other concessions. The volume variance of approximately $34.4 million was due to the decline in net customer licensed beds under contract, partially offset by the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

The decrease in hospital management revenues for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, of $0.4 million was due primarily to concessions with certain hospital management contracts serviced in the period, which took effect June 30, 2009, offset by revenues from additional hospital contracts the Corporation began to service in May 2010.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $1.0 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, as a result of a six percent increase in costs of drugs per script, partially offset by a 499,000 decrease in prescriptions dispensed and a 38 bps increase in rebates as a percentage of revenues. Overall total drug costs as a percentage of revenues increased 168 bps. Other costs included in cost of goods sold increased as a percentage of revenues by 24 bps.

Institutional pharmacy cost of goods sold increased $3.8 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, as a result of a five percent increase in costs of drugs per script, partially offset by a 754,000 decrease in prescriptions dispensed and a 54 bps increase in rebates as a percentage of revenues. Overall total drug costs as a percentage of revenues increased 132 bps while other costs increased 4 bps.

The increase in hospital management cost of goods sold for the three months and six months ended June 30, 2010, of $0.9 million and $1.0 million, respectively, was due to four additional hospital management contracts serviced during the period.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2009		Increase (Decrease)		2010		2009		Increase (Decrease)		2010
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$69.6	15.1%	$(12.0)	(17.2)%	$57.6	12.8%	$141.8	15.2%	$(20.9)	(14.7)%	$120.9	13.2%
Selling, general and administrative expenses	48.0	10.4	(5.0)	(10.4)	43.0	9.6	99.7	10.7	(11.9)	(11.9)	87.8	9.6
Amortization expense	1.9	0.4	0.5	26.3	2.4	0.5	3.7	0.4	1.0	27.0	4.7	0.5
Integration, merger and acquisition related costs and other charges	0.6	0.1	8.6	1,433.0	9.2	2.0	2.6	0.2	7.8	300.0	10.4	1.1
Interest expense, net	3.3	0.8	(2.5)	(75.8)	0.8	0.2	6.5	0.7	(4.8)	(73.8)	1.7	0.2

Income before income taxes	15.8	3.4	(13.6)	(86.1)	2.2	0.5	29.3	3.2	(13.0)	(44.4)	16.3	1.8
Provision for income taxes	6.6	1.4	(5.7)	(86.4)	0.9	0.2	11.9	1.3	(5.3)	(44.5)	6.6	0.7

Net income	$9.2	2.0%	$(7.9)	(85.9)%	$1.3	0.3%	$17.4	1.9%	$(7.7)	(44.3)%	$9.7	1.1%

Institutional pharmacy gross profit for the three months ended June 30, 2010, was $55.8 million or $5.99 per prescription dispensed, compared to $67.4 million or $6.87 per prescription dispensed for the three months ended June 30, 2009. Institutional pharmacy gross profit margin for the three months ended June 30, 2010, was 12.8% compared to 15.1% for the three months ended June 30, 2009. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare and Medicaid programs, other pricing concessions and a decline in licensed beds under contract.

Institutional pharmacy gross profit for the six months ended June 30, 2010, was $117.3 million or $6.18 per prescription dispensed, compared to $136.8 million or $6.93 per prescription dispensed for the six months ended June 30, 2009. Institutional pharmacy gross profit margin for the six months ended June 30, 2010, was 13.3% compared to 15.2% for the six months ended June 30, 2010. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare and Medicaid programs, other pricing concessions and a decline in licensed beds under contract.

The decrease in hospital management gross profit for the three and six months ended June 30, 2010, of $0.4 million and $1.4 million, respectively, was due primarily to the June 30, 2009, concessions referenced earlier, partially offset by the additional hospital management contracts serviced in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2009		Increase (Decrease)		2010		2009		Increase (Decrease)		2010
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$26.4	5.8%	$(5.3)	(20.1)%	$21.1	4.7%	$54.2	5.8%	$(8.5)	(15.7)%	$45.7	5.0%
Contracted services	3.3	0.7	0.3	9.1	3.6	0.8	6.3	0.7	1.2	19.0	7.5	0.8
Provision for doubtful accounts	3.6	0.8	1.0	27.8	4.6	1.0	10.7	1.2	(2.3)	(21.5)	8.4	0.9
Supplies	2.1	0.5	(0.4)	(19.0)	1.7	0.4	3.9	0.4	(0.5)	(12.8)	3.4	0.4
Travel expenses	1.1	0.2	0.2	18.2	1.3	0.3	2.1	0.2	0.2	9.5	2.3	0.3
Professional fees	2.5	0.5	(1.0)	(40.0)	1.5	0.3	5.1	0.5	(1.5)	(29.4)	3.6	0.4
Stock-based compensation	1.3	0.3	0.4	30.8	1.7	0.4	1.9	0.2	0.6	31.6	2.5	0.3
Depreciation	2.2	0.5	0.2	9.1	2.4	0.5	4.4	0.5	0.3	6.8	4.7	0.5
Rent	1.0	0.2	0.1	10.0	1.1	0.2	2.1	0.2	-	-	2.1	0.2
Maintenance	0.8	0.1	(0.2)	(25.0)	0.6	0.1	1.4	0.2	(0.3)	(21.4)	1.1	0.1
Other costs	3.7	0.8	(0.3)	(8.1)	3.4	0.9	7.6	0.8	(1.1)	(14.5)	6.5	0.7

Total selling, general and administrative expenses	$48.0	10.4%	$(5.0)	(10.4)%	$43.0	9.6%	$99.7	10.7%	$(11.9)	(11.9)%	$87.8	9.6%

Total labor costs decreased $5.3 million for the three months ended June 30, 2010, over the comparable period in the prior year as a result of management’s continued integration initiative as well as reduced headcount in overhead functions through process improvement and management’s focus on controlling costs. Reduction in employee performance based compensation also reduced labor costs. Three pharmacy locations were converted to our proprietary platform or closed during the three month period ended June 30, 2010. All other costs increased a combined $0.3 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Total labor costs decreased $8.5 million for the six months ended June 30, 2010, over the comparable period in the prior year as a result of management’s continued integration initiative, lower employee performance based compensation costs, and reduced headcount in overhead functions through process improvement and management’s focus on controlling costs. Five pharmacy locations were converted to our proprietary platform or closed during the six months ended June 30, 2010. The provision for doubtful accounts decreased $2.3 million as a result of management’s increased focus on collections. All other costs decreased a combined $1.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.3	0.1%	$0.4	0.1%	$0.7	0.1%	$0.8	0.1%
Equipment and software	3.6	0.7	4.1	0.9	7.9	0.9	8.1	0.9
Leased equipment	0.3	0.1	0.2	NM	0.3	NM	0.4	NM

Total depreciation expense	$4.2	0.9%	$4.7	1.0%	$8.9	1.0%	$9.3	1.0%

Depreciation expense recorded in cost of goods sold	2.0	0.4	2.3	0.5	4.5	0.5	4.6	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.2	0.5	2.4	0.5	4.4	0.5	4.7	0.5

Total depreciation expense	$4.2	0.9%	$4.7	1.0%	$8.9	1.0%	$9.3	1.0%

Total capital additions	$3.3	0.7%	$2.9	0.6%	$8.3	0.9%	$5.5	0.6%

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%	$0.7	0.1%	$0.7	0.1%
Non-compete agreements	0.1	NM	0.5	0.1	0.2	NM	1.0	0.1
Customer relationships	1.5	0.3	1.5	0.3	2.8	0.3	3.0	0.3

Total amortization expense	$1.9	0.4%	$2.4	0.5%	$3.7	0.4%	$4.7	0.5%

Amortization expense for the three months and six months ended June 30, 2010, compared to the comparable prior periods, increased due to the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

Integration, Merger, and Acquisition Related Costs and Other Charges

Integration, merger, and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$-	$5.0	$-	$5.0
Professional and advisory fees	-	1.3	-	1.5
General and administrative	0.1	0.2	0.3	0.4
Employee costs	0.2	0.1	1.0	0.2
Severance costs	0.2	0.1	0.6	0.2
Facility costs	-	0.2	0.6	0.2

	0.5	6.9	2.5	7.5

Acquisition costs:
Professional and advisory fees	0.1	0.3	0.1	0.5
General and administrative	-	0.6	-	1.0
Employee costs	-	0.2	-	0.2
Facility costs	-	1.2	-	1.2

	0.1	2.3	0.1	2.9

Total integration, merger, and acquisition related costs and other charges	$0.6	$9.2	$2.6	$10.4

Negative effect on diluted earnings per share	$(0.01)	$(0.18)	$(0.05)	$(0.20)

The Corporation incurred integration, merger, and acquisition related costs and other charges during the three months and six months ended June 30, 2010, related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011. During the second quarter of 2010 the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to the 2007 Pharmacy Transaction.

For the three months and six months ended June 30, 2010, the Corporation incurred costs of $2.3 million and $2.9 million for acquisition related costs, respectively. Costs were higher in the current period due to the integration of the Integrity Pharmacy Services Acquisitions the Corporation acquired in December 2009. As of June 30, 2010, the Integrity Pharmacy Services Acquisitions were fully integrated into existing pharmacy locations of the Corporation.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Interest Expense:
Term Debt	$3.2	$0.7	$6.3	$1.4
Revolving Credit Facility	0.1	0.1	0.2	0.2

Subtotal	3.3	0.8	6.5	1.6
Other:
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of deferred financing fees	0.1	0.1	0.2	0.3

Total Interest Expense	$3.3	$0.8	$6.5	$1.7

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	0.76%	0.30%	0.97%	0.27%
LIBOR - 1 month, at beginning of period	0.50%	0.25%	0.44%	0.23%
LIBOR - 1 month, at end of period	0.30%	0.35%	0.30%	0.35%
LIBOR - 3 months, at beginning of period	1.19%	0.29%	1.43%	0.25%
LIBOR - 3 months, at end of period	0.59%	0.54%	0.59%	0.54%

The decrease in interest expense during the three and six months ended June 30, 2010, compared to the prior year periods was due primarily to the expiration of the interest rate swap and the lower LIBOR. The margin over LIBOR was 0.75% during the three months and six months ended June 30, 2010.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Tax provision	$6.6	$0.9	$11.9	$6.6

Total provision as a percentage of income	41.9%	40.8%	40.6%	40.4%

The decrease in the effective rate for the 2010 periods as compared to the prior year periods presented is due primarily to a decrease in non-deductible expenses associated with the Corporation’s operations.

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

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net cash provided by operating activities	$28.8	$20.6	$42.7	$45.3
Net cash used in investing activities	(3.2)	(2.9)	(6.4)	(5.2)
Net cash provided by (used in) financing activities	-	-	0.1	(0.1)

Net change in cash and cash equivalents	25.6	17.7	36.4	40.0
Cash and cash equivalents at beginning of period	52.1	73.5	41.3	51.2

Cash and cash equivalents at end of period	$77.7	$91.2	$77.7	$91.2

Operating Activities – Cash provided by operations aggregated $20.6 million and $45.3 million for the three months and six months ended June 30, 2010, respectively, compared to $28.8 million and $42.7 million for the three months and six months ended June 30, 2009, respectively. The increase of $2.6 million for the six months ended June 30, 2010 is due primarily to the significant improvement in cash collections compared to the comparable period in the prior year. For the six months ended June 30, 2010, the Company benefited from improved collections from the Part D payors due to the requirements of MIPPA. As a result of the MIPPA requirements, the Company collected a larger amount of receivables in the period than normal. The Corporation does not expect the MIPPA Act to have an incremental benefit in future periods.

Investing Activities – Cash used in investing activities aggregated $2.9 million and $5.2 million for the three months and six months ended June 30, 2010, respectively, compared to $3.2 million and $6.4 million for the three months and six months ended June 30, 2009, respectively. There were less capital expenditures due to the reduction of pharmacy consolidations in the current year.

Financing Activities – Cash used in financing activities aggregated $0.1 million for the six months ended June 30, 2010, compared to cash provided by financing activities of $0.1 million for the six months ended June 30, 2009. The increase in the amount of cash used is primarily due to less tax benefits from the exercise of stock-based compensation during the period. There was no cash used in or provided by financing activities for the three months ended June 30, 2009 and 2010.

Cash and cash equivalents totaled $91.2 million at June 30, 2010, compared to $77.7 million at June 30, 2009.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted London Interbank Offered Rate (“LIBO rate” or “LIBOR”) plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of June 30, 2010, borrowings under the Credit Agreement bore interest at a rate of 1.10%, including the applicable margin of 0.75%, per annum based upon the one month LIBO Rate.

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

The Corporation had a total of $240.0 million outstanding of term debt under the Credit Agreement as of June 30, 2010. The Corporation had no borrowings under the revolving portion of the Credit Agreement as of June 30, 2010. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The aggregate amount of letters of credit outstanding as of June 30, 2010, was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $147.7 million as of June 30, 2010. The total availability of the revolving credit facility is limited by the ability of the lenders in the Credit Agreement to fund any future requested borrowings.

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

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Total Leverage Coverage Ratio	Capital Expenditure
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
June 30, 2010	5.79	2.19	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a Prime Vendor Agreement (the “Prime Vendor Agreement”), with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen. Pursuant to this agreement, the Corporation agreed to purchase at least 95% of the Corporation’s prescription pharmaceutical drugs from ABDC and to participate in its generic formulary purchase program for a period of five years. Also under the provisions of the agreement, the Corporation may not undertake any merger, change of ownership, change in control or other transaction without the consent of ABDC unless certain conditions are met.

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of June 30, 2010, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

Information Technology Services Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred. Pursuant to this IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI includes business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation internally supports all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The initial term expires on July 31, 2012. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $2.8 million and $2.6 million to Kindred under the terms of the IT Services Agreement for the three months ended June 30, 2009 and 2010, respectively, and $5.7 million under the terms of the IT Services Agreement for each of the six months ended June 30, 2009 and 2010.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for 2009 and for the first and second quarters of 2010 (in millions, except where indicated):

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Net revenues:
Institutional pharmacy revenues	$453.4	$446.5	$447.1	$437.7	$448.3	$435.9
Hospital management revenues	14.8	14.1	13.9	13.7	13.9	14.6

Total revenues	468.2	460.6	461.0	451.4	462.2	450.5

Cost of goods sold:
Institutional pharmacy	384.0	379.1	381.7	372.9	386.8	380.1
Hospital management	12.0	11.9	12.2	11.9	12.1	12.8

Total cost of goods sold	396.0	391.0	393.9	384.8	398.9	392.9

Gross profit:
Institutional pharmacy	69.4	67.4	65.4	64.8	61.5	55.8
Hospital management	2.8	2.2	1.7	1.8	1.8	1.8

Total gross profit	72.2	69.6	67.1	66.6	63.3	57.6
Selling, general and administrative	51.7	48.0	45.0	46.1	44.8	43.0
Amortization expense	1.8	1.9	2.5	2.8	2.3	2.4
Integration, merger and acquisition related costs and other charges	2.0	0.6	0.9	1.7	1.2	9.2

Operating income	16.7	19.1	18.7	16.0	15.0	3.0
Interest expense, net	3.2	3.3	1.9	1.0	0.9	0.8

Income before income taxes	13.5	15.8	16.8	15.0	14.1	2.2
Provision for income taxes	5.3	6.6	2.2	4.8	5.7	0.9

Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3

Earnings per common share (1):
Basic	$0.27	$0.30	$0.48	$0.34	$0.28	$0.04
Diluted	$0.27	$0.30	$0.48	$0.33	$0.27	$0.04

Adjusted earnings per diluted share (1)(2):	$0.31	$0.31	$0.35	$0.32	$0.29	$0.22

Shares used in computing earnings per common share:
Basic	30.2	30.2	30.3	30.3	30.4	30.4
Diluted	30.3	30.4	30.5	30.5	30.6	30.6

Balance sheet data:
Cash and cash equivalents	$52.1	$77.7	$73.8	$51.2	$73.5	$91.2
Working capital	$307.4	$324.2	$323.7	$312.8	$331.3	$344.6
Goodwill	$113.7	$115.6	$128.5	$140.1	$140.6	$140.4
Intangible assets, net	$71.6	$69.9	$72.3	$90.8	$88.8	$86.6
Total assets	$677.6	$684.2	$705.9	$724.3	$720.3	$731.2
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$330.0	$341.9	$359.2	$370.9	$380.2	$383.4

Supplemental information:
Adjusted EBITDA (2)	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3
Adjusted EBITDA Margin (2)	5.4%	5.6%	5.6%	5.6%	5.0%	4.3%
Adjusted EBTIDA per prescription dispensed	$2.54	$2.63	$2.74	$2.62	$2.39	$2.07
Net cash provided by operating activities	$13.9	$28.8	$16.9	$25.4	$24.7	$20.6
Net cash used in investing activities	$(3.2)	$(3.2)	$(21.7)	$(48.0)	$(2.3)	$(2.9)
Net cash provided by (used in) financing activities	$0.1	$-	$0.9	$-	$(0.1)	$-

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,919	9,815	9,713	9,590	9,664	9,316
Revenue per prescription dispensed	$45.71	$45.49	$46.03	$45.64	$46.39	$46.79
Gross profit per prescription dispensed	$7.00	$6.87	$6.73	$6.76	$6.36	$5.99
Gross profit percentage	15.3%	15.1%	14.6%	14.8%	13.7%	12.8%
Generic drug dispensing rate	73.5%	74.2%	74.5%	74.7%	74.5%	75.7%

Customer licensed beds under contract
Beginning of period	322,376	320,745	317,358	317,660	317,885	311,187
Additions	6,762	6,473	10,549	12,137	4,111	2,586
Losses	(8,393)	(9,860)	(10,247)	(11,912)	(10,809)	(12,079)

End of period	320,745	317,358	317,660	317,885	311,187	301,694

Hospital management contracts serviced	84	85	85	86	86	89

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3
Add:
Interest expense, net	3.2	3.3	1.9	1.0	0.9	0.8
Integration, merger, and acqusition related costs and other charges	2.0	0.6	0.9	1.7	1.2	9.2
Provision for income taxes	5.3	6.6	2.2	4.8	5.7	0.9
Depreciation and amortization expense	6.5	6.1	7.0	7.4	6.9	7.1

Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3

Adjusted EBITDA Margin	5.4%	5.6%	5.6%	5.6%	5.0%	4.3%

Unaudited Reconciliation of Adjusted EBITDA to Net Cash Flows from Operating Activities

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3
Interest expense, net	(3.2)	(3.3)	(1.9)	(1.0)	(0.9)	(0.8)
Provision for income taxes	(5.3)	(6.6)	(2.2)	(4.8)	(5.7)	(0.9)
Integration, merger and acquisition related costs and other charges	(1.8)	(0.6)	(0.9)	(1.5)	(1.1)	(8.8)
Provision for bad debt	7.1	3.6	2.5	3.4	3.8	4.6
Stock-based compensation	0.6	1.3	1.3	1.4	0.8	1.7
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.2	0.1
Deferred income taxes	4.8	6.8	2.7	5.4	4.8	0.9
Loss on disposition of equipment	0.1	-	-	0.2	-	0.1
Other	(0.1)	-	(0.1)	(0.1)	0.1	(0.1)
Changes in assets and liabilities	(13.6)	1.7	(11.2)	(2.8)	(0.4)	4.5

Net Cash Flows from Operating Activities	$13.9	$28.8	$16.9	$25.4	$24.7	$20.6

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

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2009 Quarters					2010 Quarters
	First	Second	Third	Fourth	Year	First	Second
Diluted earnings per share	$0.27	$0.30	$0.48	$0.33	$1.39	$0.27	$0.04
Add:
Diluted earnings per share impact of:
Integration, merger, and acquisition related costs and other charges	0.04	0.01	0.02	0.03	0.10	0.02	0.18
Tax rate matters	-	-	(0.15)	(0.04)	(0.19)	-	-

Adjusted diluted earnings per common share after impact of above items	$0.31	$0.31	$0.35	$0.32	$1.30	$0.29	$0.22

Following Represents the Second Quarter 2010 Compared to the First Quarter 2010

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Quarter Ended
	March 31, 2010		Increase (Decrease)		June 30, 2010
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$448.3	97.0%	$(12.4)	(2.8)%	$435.9	96.8%
Hospital Management	13.9	3.0	0.7	5.0	14.6	3.2

Total net revenues	462.2	100.0	(11.7)	(2.5)	450.5	100.0

Cost of goods sold:
Institutional Pharmacy	386.8	83.7	(6.7)	(1.7)	380.1	84.4
Hospital Management	12.1	2.6	0.7	5.8	12.8	2.8

Total cost of goods sold	398.9	86.3	(6.0)	(1.5)	392.9	87.2

Gross profit:
Institutional Pharmacy	61.5	13.3	(5.7)	(9.3)	55.8	12.4
Hospital Management	1.8	0.4	-	-	1.8	0.4

Total gross profit	$63.3	13.7%	$(5.7)	(9.0)%	$57.6	12.8%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,664		(348)	(3.6)%	9,316
Revenue per prescription dispensed	$46.39		$0.40	0.9%	$46.79
Gross Profit per prescription dispensed	$6.36		$(0.37)	(5.8)%	$5.99
Gross Profit percent	13.7%		(0.9)	(6.6)%	12.8%
Generic dispensing rate	74.5%		1.2	1.6%	75.7%
Customer licensed beds under contract
Beginning of period	317,885		(6,698)	(2.1)%	311,187
Additions	4,111		(1,525)	(37.1)	2,586
Losses	(10,809)		(1,270)	(11.7)	(12,079)

End of period	311,187		(9,493)	(3.1)%	301,694

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	86		3.0	3.5%	89

Revenues

The decrease in institutional pharmacy revenues of $12.4 million for the three months ended June 30, 2010, compared to the three months ended March 31, 2010, was the result of an unfavorable volume variance of approximately $16.1 million or 348,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $3.7 million or a $0.40 increase per prescription dispensed. The rate variance was comprised of approximately $16.7 million due to inflation on drugs dispensed between periods offset by $13.0 million due to the increase in the generic drug dispensing rate during the period from 74.5% to 75.7% and the September 2009 change in the AWP for which state Medicaid reimbursement has not been upwardly adjusted, continued Medicare Part D pricing pressures and other concessions. The volume variance of approximately $16.1 million was due to the decline in net customer licensed beds under contract.

The increase in hospital management revenues for the three months ended June 30, 2010, of $0.7 million was due primarily to an increase in the number of hospital management contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $6.7 million for the three months ended June 30, 2010, compared to the three months ended March 31, 2010, primarily due to the reduction of prescriptions dispensed in the period. Drug spend as a percentage of revenues increased 57 bps due primarily to an increase in brand inflation. Also contributing to the increase in cost of good sold was a reduction in rebates of 2 bps during the period. Other costs included within cost of goods sold as a percent of revenues increased a combined 31 bps, predominately as a result of increased vendor pricing associated with back-up pharmacy and courier services.

Hospital management cost of goods sold increased $0.7 million for the three months ended June 30, 2010, compared to the three months ended March 31, 2010, due to an increase in direct cost pass-through, primarily drug costs, billed to the new hospital contracts the Corporation began to services during the three months ended June 30, 2010.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	March 31, 2010		Increase (Decrease)		June 30, 2010
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$63.3	13.7%	$(5.7)	(9.0)%	$57.6	12.8%
Selling, general and administrative expenses	44.8	9.7	(1.8)	(4.0)	43.0	9.6
Amortization expense	2.3	0.5	0.1	4.3	2.4	0.5
Integration, merger and acquisition related costs and other charges	1.2	0.3	8.0	667.0	9.2	2.0
Interest expense, net	0.9	0.2	(0.1)	(11.1)	0.8	0.2

Income before income taxes	14.1	3.0	(11.9)	(84.4)	2.2	0.5
Provision for income taxes	5.7	1.2	(4.8)	(84.2)	0.9	0.2

Net income	$8.4	1.8%	$(7.1)	(84.5)%	$1.3	0.3%

Institutional pharmacy gross profit for the three months ended June 30, 2010, was $55.8 million, or $5.99 per prescription dispensed, compared to $61.5 million, or $6.36 per prescription dispensed for the three months ended March 31, 2010. The institutional pharmacy gross profit margin for the three months ended June 30, 2010, declined 90 bps to 12.8%, from 13.7% due to price concessions, the continuation of the AWP adjustment from the fourth quarter of 2009, an increase in brand inflation and competitive pressures in the market place. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare and Medicaid programs, other pricing concessions and a decline in licensed beds under contract.

The hospital management gross profit was unchanged between the periods presented.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Quarter Ended
	March 31, 2010		Increase (Decrease)		June 30, 2010
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$24.6	5.3%	$(3.5)	(14.2)%	$21.1	4.7%
Contracted services	3.9	0.8	(0.3)	(7.7)	3.6	0.8
Provision for doubtful accounts	3.8	0.8	0.8	21.1	4.6	1.0
Supplies	1.7	0.4	-	-	1.7	0.4
Travel expenses	1.0	0.2	0.3	30.0	1.3	0.3
Professional fees	2.1	0.5	(0.6)	(28.6)	1.5	0.3
Stock-based compensation	0.8	0.2	0.9	112.5	1.7	0.4
Depreciation	2.3	0.5	0.1	4.3	2.4	0.5
Rent	1.0	0.2	0.1	10.0	1.1	0.2
Maintenance	0.5	0.1	0.1	20.0	0.6	0.1
Other costs	3.1	0.7	0.3	9.7	3.4	0.9

Total selling, general and administrative expenses	$44.8	9.7%	$(1.8)	(4.0)%	$43.0	9.6%

Total labor costs decreased $3.5 million for the three months ended June 30, 2010, over the three months ended March 31, 2010, as a result of management’s effort to control costs by reducing employee head count in addition to lower employer payroll taxes and employee performance based compensation. The provision for doubtful accounts increased $0.8 million due to increased difficulty in the collection of accounts that are no longer being serviced. Stock-based compensation increased $0.9 million primarily related to a change in the type of compensation awards granted to bonus eligible positions and the vesting period of awards granted to our Board of Directors. Other costs within selling, general and administrative expenses were relatively flat during the three months ended June 30, 2010, over the three months ended March 31, 2010.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	March 31, 2010		June 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.4	0.1%
Equipment and software	4.0	0.9	4.1	0.9
Leased equipment	0.2	-	0.2	NM

Total depreciation expense	$4.6	1.0%	$4.7	1.0%

Depreciation expense recorded in cost of goods sold	$2.3	0.5%	$2.3	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.5	2.4	0.5

Total depreciation expense	$4.6	1.0%	$4.7	1.0%

Total capital additions	$2.6	0.6%	$2.9	0.6%

Amortization expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	March 31, 2010		June 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.5	0.1
Customer relationships	1.5	0.3	1.5	0.3

Total amortization expense	$2.3	0.5%	$2.4	0.5%

Integration, Merger, and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (dollars in millions, except per share amounts):

	Quarter Ended
	March 31, 2010	June 30, 2010
Integration costs:
Pre-Pharmacy Transaction litigation matters	$-	$5.0
Professional and advisory fees	0.2	1.3
General and administrative	0.2	0.2
Employee costs	0.1	0.1
Severance costs	0.1	0.1
Facility costs	-	0.2

	0.6	6.9

Acquisition costs:
Professional and advisory fees	0.2	0.3
General and administrative	-	0.6
Employee costs	-	0.2
Facility costs	-	1.2
Other costs	0.4	-

	0.6	2.3

Total integration, merger and acquisition related costs and other charges	$1.2	$9.2

Negative effect on diluted earnings per share	$(0.02)	$(0.18)

The Corporation incurred integration, merger, and acquisition related costs and other charges during the three months ended June 30, 2010, related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011. During the second quarter of 2010 the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to the 2007 Pharmacy Transaction.

For the three months ended June 30, 2010, the Corporation incurred costs of $2.3 million for acquisition related costs. Costs were higher than incurred during the three months ended March 31, 2010, due to the integration of the Integrity Pharmacy Services Acquisitions into our existing pharmacy locations. As of June 30, 2010, the Integrity Pharmacy Services Acquisitions were fully integrated into our existing business.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	March 31, 2010	June 30, 2010
Interest Expense, net:	Amount	Amount
Term Debt	$0.7	$0.7
Revolving Credit Facility	0.1	0.1

Subtotal	0.8	0.8
Other:
Interest income	(0.1)	(0.1)
Amortization of deferred financing fees	0.2	0.1

Total interest expense, net	$0.9	$0.8

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.23%	0.30%
LIBOR - 1 month, at beginning of period	0.23%	0.25%
LIBOR - 1 month, at end of period	0.25%	0.35%
LIBOR - 3 months, at beginning of period	0.25%	0.29%
LIBOR - 3 months, at end of period	0.29%	0.54%

The margin over LIBOR was 0.75% during the three months ended March 31, 2010 and June 30, 2010.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Quarter Ended
	March 31, 2010	June 30, 2010
Provision for income taxes	$5.7	$0.9

Total provision as a percentage of income	40.3%	40.8%

The increase in the provision for income tax was due primarily to a decrease in pre-tax income for the period.

Liquidity and Capital Resources

The following compares the Corporation’s Statements of Cash Flows for the three months ended March 31, 2010 and June 30, 2010 (dollars in millions):

	Quarter Ended
	March 31, 2010	June 30, 2010
Cash flows provided by operating activities:
Net income	$8.4	$1.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.6	4.7
Amortization	2.3	2.4
Integration, merger and acquisition related costs and other charges	0.1	0.4
Stock-based compensation	0.8	1.7
Amortization of deferred financing fees	0.2	0.1
Deferred income taxes	4.8	0.9
Loss on disposition of equipment	-	0.1
Other	0.1	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	11.1	3.5
Inventory and other assets	2.6	(1.2)
Prepaids and other assets	3.8	(1.2)
Accounts payable	(11.5)	6.8
Salaries, wages and other compensation	(2.8)	(1.9)
Other accrued and long-term liabilities	0.2	3.1

Net cash provided by operating activities	24.7	20.6

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(2.2)	(2.9)
Other	(0.1)	-

Net cash used in investing activities	(2.3)	(2.9)

Cash flows used in financing activities:
Repayments of capital lease obligations	(0.2)	(0.2)
Issuance of common stock	0.1	0.2

Net cash used in financing activities	(0.1)	-

Change in cash and cash equivalents	22.3	17.7
Cash and cash equivalents at beginning of period	51.2	73.5

Cash and cash equivalents at end of period	$73.5	$91.2

Supplemental information:
Cash paid for interest	$0.8	$0.7

Cash (refund) paid for taxes	$(0.2)	$0.5

Supplemental schedule of non-cash activities:
Capital lease obligations	$0.4	$-

Integrity working capital adjustment	$0.5	$(0.3)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We encourage you to read these risk factors in their entirety.

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant (1)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.57	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan adopted May 26, 2010†

10.58	Form of Director Restricted Stock Unit Award Agreement†

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 5, 2010	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and
Director

Date: August 5, 2010	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and
Chief Financial Officer

Date: August 5, 2010	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.57	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010

10.58	Form of Director Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002