Form 10-Q
period 2010-09-30
PharMerica CORP
filed 2010-11-04
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 29, 2010
Common stock, $0.01 par value	29,314,968 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Nine Months Ended September 30, 2009 and 2010

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2010	2009	2010
Revenues	$461.0	$443.1	$1,389.8	$1,355.8
Cost of goods sold	393.9	386.3	1,180.9	1,178.1

Gross profit	67.1	56.8	208.9	177.7
Selling, general and administrative expenses	45.0	43.3	144.7	131.1
Amortization expense	2.5	2.2	6.2	6.9
Integration, merger and acquisition related costs and other charges	0.9	2.4	3.5	12.8

Operating income	18.7	8.9	54.5	26.9
Interest expense, net	1.9	0.9	8.4	2.6

Income before income taxes	16.8	8.0	46.1	24.3
Provision for income taxes	2.2	3.2	14.1	9.8

Net income	$14.6	$4.8	$32.0	$14.5

Earnings per common share:
Basic	$0.48	$0.16	$1.06	$0.48
Diluted	$0.48	$0.16	$1.05	$0.48

Shares used in computing earnings per common share:
Basic	30,287,709	30,033,618	30,244,014	30,282,566
Diluted	30,508,342	30,122,302	30,373,255	30,423,035

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and September 30, 2010

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2009	September 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$51.2	$96.7
Accounts receivable, net	215.3	193.8
Inventory	79.8	75.2
Deferred tax assets	39.8	40.8
Prepaids and other assets	23.6	19.2

	409.7	425.7

Equipment and leasehold improvements	119.6	127.2
Accumulated depreciation	(59.0)	(72.2)

	60.6	55.0

Deferred tax assets, net	21.0	10.9
Goodwill	140.1	140.4
Intangible assets, net	90.8	84.8
Other	2.1	4.7

	$724.3	$721.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59.6	$50.3
Salaries, wages and other compensation	30.9	26.4
Other accrued liabilities	6.4	7.1

	96.9	83.8

Long-term debt	240.0	240.0
Other long-term liabilities	16.5	19.5
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2009 and September 30, 2010	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,619,830 shares and 30,646,597 shares issued as of December 31, 2009 and September 30, 2010, respectively	0.3	0.3
Capital in excess of par value	344.8	348.1
Retained earnings	25.8	40.3
Treasury stock at cost, 1,331,629 shares at September 30, 2010	-	(10.5)

	370.9	378.2

	$724.3	$721.5

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Nine Months Ended September 30, 2009 and 2010

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Cash flows provided by operating activities:
Net income	$14.6	$4.8	$32.0	$14.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.5	4.8	13.4	14.1
Amortization	2.5	2.2	6.2	6.9
Integration, merger and acquisition related costs and other charges	-	0.1	0.2	0.6
Stock-based compensation	1.3	0.8	3.2	3.3
Amortization of deferred financing fees	0.1	0.1	0.3	0.4
Deferred income taxes	2.7	3.4	14.3	9.1
Loss on disposition of equipment	-	0.1	0.1	0.2
Other	(0.1)	-	(0.2)	-
Change in operating assets and liabilities:
Accounts receivable, net	(4.5)	6.7	4.2	21.3
Inventory	(2.4)	3.1	0.1	4.5
Prepaids and other assets	(5.3)	2.2	(2.0)	4.8
Accounts payable	4.8	(4.6)	(3.0)	(9.3)
Salaries, wages and other compensation	1.0	(0.6)	(5.0)	(5.3)
Other accrued liabilities	(2.3)	0.4	(4.2)	3.7

Net cash provided by operating activities	16.9	23.5	59.6	68.8

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(5.8)	(3.7)	(12.3)	(8.8)
Acquisitions	(15.9)	(3.5)	(15.9)	(3.6)
Cash proceeds from sale of assets	-	-	0.1	-

Net cash used in investing activities	(21.7)	(7.2)	(28.1)	(12.4)

Cash flows provided by (used in) financing activities:
Repayments of capital lease obligations	(0.1)	(0.1)	(0.4)	(0.5)
Issuance of common stock	1.0	-	1.3	0.3
Treasury stock at cost	-	(10.5)	-	(10.5)
Tax windfall (shortfall) from stock-based compensation	-	(0.2)	0.1	(0.2)

Net cash provided by (used in) financing activities	0.9	(10.8)	1.0	(10.9)

Change in cash and cash equivalents	(3.9)	5.5	32.5	45.5
Cash and cash equivalents at beginning of period	77.7	91.2	41.3	51.2

Cash and cash equivalents at end of period	$73.8	$96.7	$73.8	$96.7

Supplemental information:
Cash paid for interest	$3.8	$0.8	$10.3	$2.3

Cash paid for taxes	$0.2	$0.1	$1.6	$0.4

Supplemental schedule of non-cash activities:
Capital lease obligations	$-	$-	$1.8	$0.4

Integrity purchase accounting adjustments	$-	$-	$-	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2009	30,619,830	$0.3	$344.8	$25.8	$-	$370.9
Comprehensive income:
Net income				14.5		14.5

Total comprehensive income				14.5		14.5

Vested performance share units	4,695	-	-	-	-	-
Exercise of stock options and tax components of stock-based awards, net	22,072	-	-	-	-	-
Treasury stock at cost	(1,331,629)	-	-	-	(10.5)	(10.5)
Stock-based compensation - restricted stock	-	-	1.5	-	-	1.5
Stock-based compensation - stock options	-	-	1.8	-	-	1.8

Balance at September 30, 2010	29,314,968	$0.3	$348.1	$40.3	$(10.5)	$378.2

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

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, accounting for income taxes and stock-based compensation. Actual amounts may differ from these estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2009 and September 30, 2010, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial liabilities recorded at fair value at December 31, 2009 and September 30, 2010, are set forth in the tables below (dollars in millions):

As of September 30, 2010	Liabilities	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$3.6	$-	$3.6	$-	A
Contingent Consideration	$1.7	$-	$-	$1.7	C

As of December 31, 2009	Liabilities	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$2.9	$-	$2.9	$-	A
Contingent Consideration	$1.7	$-	$-	$1.7	C

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2009	September 30, 2010
Institutional healthcare providers	$138.7	$134.3
Medicare Part D	60.2	40.1
Private payor and other	34.5	37.4
Insured	9.7	8.5
Medicaid	10.9	10.3
Medicare	1.5	1.3
Allowance for doubtful accounts	(40.2)	(38.1)

	$215.3	$193.8

0 to 60 days	64.9%	62.9%
61 to 120 days	17.1%	19.2%
Over 120 days	18.0%	17.9%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2009	$46.5	$3.5	$16.6	$(26.4)	$40.2
Nine Months Ended September 30, 2010	$40.2	$-	$13.1	$(15.2)	$38.1

The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt.

Concentration of Credit Risk

For the nine months ended September 30, 2009 and 2010, the Corporation derived approximately 13.0% and 15.0%, respectively, of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended September 30, 2009 and 2010, maintenance and repairs were $1.4 million and $1.6 million, respectively. For the nine months ended September 30, 2009 and 2010, maintenance and repairs were $4.7 million and $4.5 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the nine months ended September 30, 2009 or 2010.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended September 30, 2009 and 2010, the Corporation capitalized software development costs of $0.8 million and $0.3 million, respectively. For the nine months ended September 30, 2009 and 2010, the Corporation capitalized software development costs of $2.0 million and $1.5 million, respectively. As of December 31, 2009 and September 30, 2010, net capitalized software costs, including amounts for projects which have not been completed, totaled $9.5 million and $9.0 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment, each of which are reviewed separately for impairment. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation last performed its annual impairment tests for goodwill recorded as of December 31, 2009, and did not incur an impairment charge.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended September 30, 2009 and 2010, the expense for employee health benefits was $5.7 million and $4.8 million, respectively, and for the nine months ended September 30, 2009 and 2010, the expense for employee health benefits was $14.3 million and $14.2 million, respectively. As of December 31, 2009 and September 30, 2010, the Corporation had $2.5 million and $2.7 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended September 30, 2009 and 2010, rebates were $12.9 million and $12.4 million, respectively, and for the nine months ended September 30, 2009 and 2010, rebates were $35.0 million and $38.8 million, respectively. The Corporation had $3.0 million and $3.2 million of rebates capitalized in inventory as of December 31, 2009 and September 30, 2010, respectively.

Delivery Expenses

The Corporation incurred delivery expenses of $14.2 million and $13.5 million for the three months ended September 30, 2009 and 2010, respectively, and $41.5 million and $42.8 million for the nine months ended September 30, 2009 and 2010, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using the Black-Scholes-Merton option valuation model for non-vested stock options. See Note 9.

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

Other

For the three months ended September 30, 2009 and 2010, the Corporation incurred $0.5 million and $0.9 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges. For the nine months ended September 30, 2009 and 2010, $0.6 million and $3.8 million, respectively, was incurred for acquisition related costs.

The total amount of goodwill expected to be deductible for tax purposes from past acquisitions of the Corporation was $85.6 million as of September 30, 2010. Deferred tax assets and liabilities are further described in Note 10.

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

The unaudited pro forma effect of the Integrity and West Virginia acquisitions assuming the acquisitions occurred on January 1, 2009, excluding the integration, merger and acquisition related costs and other charges for the three months and nine months ended September 30, 2009, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$479.6	$1,452.9
Net income	$15.9	$35.9

Earnings per common share:
Basic	$0.52	$1.18
Diluted	$0.52	$1.18

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2009	September 30, 2010

Leasehold improvements	$11.6	$12.6
Equipment and software	95.3	101.9
Leased equipment	2.6	3.0
Construction in progress	10.1	9.7

	119.6	127.2
Accumulated depreciation	(59.0)	(72.2)

Total Equipment and leasehold improvements	$60.6	$55.0

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2009	Additions	Disposals	Transfers	Balance at September 30, 2010
Equipment and leasehold improvements:
Leasehold improvements	$11.6	$0.6	$(0.1)	$0.5	$12.6
Equipment and software	95.3	5.6	(1.5)	2.5	101.9
Leased equipment	2.6	0.4	-		3.0
Construction in progress	10.1	2.6	-	(3.0)	9.7

Sub-Total	119.6	9.2	(1.6)	-	127.2
Accumulated depreciation	(59.0)	(14.1)	0.9	-	(72.2)

Total	$60.6	$(4.9)	$(0.7)	$-	$55.0

Depreciation expense totaled $4.5 million and $4.8 million for the three months ended September 30, 2009 and 2010, respectively. Depreciation expense totaled $13.4 million and $14.1 million for the nine months ended September 30, 2009 and 2010, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$18.4	*
2011	14.3
2012	10.4
2013	6.3
2014	4.1
Thereafter	15.6

Total	$69.1

* The 2010 amount shown includes depreciation expense for the nine months ended September 30, 2010 of $14.1 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2010 (dollars in millions):

Balance at December 31, 2009	$140.1
Integrity purchase accounting adjustments	0.3

Balance at September 30, 2010	$140.4

The Corporation does not have accumulated impairments that reduce the gross value of goodwill.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2009	Additions	Balance at September 30, 2010
Customer relationships	$76.6	$-	$76.6
Trade name	28.5	-	28.5
Non-compete agreement	4.7	0.9	5.6

Sub Total	109.8	0.9	110.7
Accumulated amortization	(19.0)	(6.9)	(25.9)

Net intangible assets	$90.8	$(6.0)	$84.8

Amortization expense relating to finite-lived intangible assets was $2.5 million and $2.2 million for the three months ended September 30, 2009 and 2010, respectively. Amortization expense relating to finite-lived intangible assets was $6.2 million and $6.9 million for the nine months ended September 30, 2009 and 2010, respectively.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$9.1	*
2011	7.2
2012	6.6
2013	6.5
2014	6.5
Thereafter	55.8

	$91.7

* The 2010 amount shown includes amortization expense for the nine months ended September 30, 2010 of $6.9 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT

The Corporation is a party to a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. As of September 30, 2010, $240.0 million was outstanding under the term loan facility and no amounts were outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

Credit Agreement:	December 31, 2009	September 30, 2010
Term Debt - payable to lenders at LIBOR plus applicable margin (1.26% as of September 30, 2010), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin, matures July 31, 2012	-	-

Total debt	$240.0	$240.0

The maturity of all of the Corporation’s long-term debt will occur on July 31, 2012.

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2010 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.0 million as of September 30, 2010. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.50:1.00 beginning with January 1, 2010 and thereafter. The maximum total leverage coverage ratio, which also is tested quarterly, cannot exceed 3.00:1.00 beginning with January 1, 2010 and thereafter. The maximum total leverage coverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s have in effect corporate credit ratings for the Corporation that are investment grade. The Corporation remains compliant under the terms of the Credit Agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
September 30, 2010	5.70	2.48	**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2010, the Corporation had $0.4 million of unamortized deferred financing fees.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. Centers for Medicare & Medicaid Services (“CMS”) will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

The new AMP became effective on October 1, 2010. Manufacturers are required to report pricing by November 30, 2010. CMS can set new FULs any time thereafter.

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

The Corporation and the preponderance of the Corporation’s PDPs, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing would not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $2.9 million and $2.7 million in fees for the three months ended September 30, 2009 and 2010, respectively, under the IT Services Agreement. The Corporation incurred $8.6 million and $8.4 million in fees for the nine months ended September 30, 2009 and 2010, respectively, under the IT Services Agreement.

Employment Agreements

The Corporation has entered into employment agreements with certain of its executive officers. During the employment period, certain executive officers will be eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Corporation, (ii) participate in all incentive, savings and retirement plans and programs of the Corporation, (iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Corporation, and (iv) receive four weeks of paid vacation per calendar year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Pharmacy locations and administrative offices lease expense	$3.5	$3.2	$10.5	$10.4
Office equipment lease expense	0.8	0.5	2.1	1.5

Total lease expense	$4.3	$3.7	$12.6	$11.9

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2010	$14.1	*	$0.7	$14.8
2011	11.2		0.8	12.0
2012	8.1		0.1	8.2
2013	5.9		-	5.9
2014	3.5		-	3.5
Thereafter	7.1		-	7.1

Total	$49.9		$1.6	$51.5

*The 2010 amount shown includes rental expense for Pharmacy locations and administrative offices lease expense of $10.4 million for the nine months ended September 30, 2010.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010

	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$211.4	45.9%	$204.8	46.2%	$635.9	45.8%	$627.5	46.3%
Institutional healthcare providers	134.7	29.2	132.8	30.0	414.5	29.8	410.6	30.3
Medicaid	42.1	9.1	39.6	8.9	127.7	9.2	119.7	8.8
Private and other	34.6	7.5	26.7	6.0	94.9	6.8	80.4	6.0
Insured	22.8	5.0	22.0	5.0	68.8	4.9	68.0	5.0
Medicare	1.5	0.3	1.8	0.4	5.2	0.4	5.7	0.4
Hospital management fees	13.9	3.0	15.4	3.5	42.8	3.1	43.9	3.2

Total	$461.0	100.0%	$443.1	100.0%	$1,389.8	100.0%	$1,355.8	100.0%

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

In fiscal year 2009, we began the integration of our pharmacy operating systems. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2010 and 2011. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Integration costs and other charges:
Pre- Pharmacy Transaction litigation matters	$-	$-	$-	$5.0
Professional and advisory fees	-	0.7	-	2.2
General and administrative	0.1	0.1	0.4	0.5
Employee costs	0.2	0.2	1.2	0.4
Severance costs	-	0.4	0.6	0.6
Facility costs	0.1	-	0.7	0.2
Other costs	-	0.1	-	0.1

	0.4	1.5	2.9	9.0

Acquisition costs:
Professional and advisory fees	0.5	0.5	0.6	1.0
General and administrative	-	0.1	-	1.1
Employee costs	-	-	-	0.2
Facility costs	-	0.1	-	1.3
Other costs	-	0.2	-	0.2

	0.5	0.9	0.6	3.8

Total integration, merger, and acquisition related costs and other charges	$0.9	$2.4	$3.5	$12.8

Negative effect on diluted earnings per share	$(0.02)	$(0.05)	$(0.07)	$(0.25)

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of September 30, 2010, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended September 30, 2010, the Corporation repurchased 1,327,803 shares of common stock for an aggregate purchase price, including commissions, of $10.5 million at an average purchase price of $7.90 per share.

Additionally, the Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 3,826 shares of certain vested awards for an aggregate price of less than $0.1 million, during the three months and nine months ended September 30, 2010. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2010, the Corporation had a total of 1,331,629 shares held as treasury stock.

Amended and Restated 2007 Omnibus Incentive Plan

The Corporation has adopted the Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. In connection with the Corporation’s 2010 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to, among other things, implement a “fungible share pool” effective as of January 1, 2010, and preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees generally vests in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two equal annual installments. The restricted stock grant to members of the board of directors vests in three equal annual installments. The restricted stock units granted to members of the board of directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of September 30, 2010, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 4,144,360 shares.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Stock option compensation expense	$0.4	$0.6	$1.4	$1.8
Nonvested stock compensation expense	0.9	0.2	1.8	1.5

Total Stock Compensation Expense	$1.3	$0.8	$3.2	$3.3

Negative effect on diluted earnings per share	$(0.03)	$(0.01)	$(0.06)	$(0.06)

As of September 30, 2010, there was $7.8 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Corporation expects to recognize that cost over weighted average periods ranging from less than one year – 2.4 years depending on the type of award granted.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2010	$4.8	*
2011	3.5
2012	1.6
2013	1.0
2014	0.2
Thereafter	-

Total	$11.1

*The 2010 amount shown includes stock-based compensation expense for the nine months ended September 30, 2010 of $3.3 million.

The following weighted average assumptions were used to estimate the fair value of options granted during 2009 and the nine months ended September 30, 2010, using the Black-Scholes-Merton option valuation model:

	2009	2010
Expected volatility (range)	36.36 - 41.07%	38.53 - 45.54%
Risk free interest rate (range)	0.75 - 2.09%	0.49 - 2.47%
Expected dividends	-	-
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model	$4.40	$5.79
Weighted average fair value of options granted during the period (in millions)	$2.5	$3.3

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding at December 31, 2008	1,332,649	$15.47	5.7 years

Granted	567,633	15.18
Exercised	(107,308)	12.69
Canceled	(59,649)	14.63

Outstanding at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,167	18.28
Exercised	(22,072)	12.66
Canceled	(39,256)	16.50

Outstanding at September 30, 2010	2,234,164	$16.28	5.0 years	$-

Exercisable at September 30, 2010	975,990	$15.71	4.2 years	$-

Expired shares during 2010	4,142

The total intrinsic value of stock options exercised for the nine months ended September 30, 2009 and 2010 was $0.7 million and $0.1 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2010 was $0.3 million. The total fair value of options vested for the nine months ended September 30, 2009 and 2010 was $1.6 million and $1.7 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2008	342,591	$15.93

Granted - Restricted Stock	35,633	17.96
Granted - Restricted Stock Units	99,332	15.06
Granted - Performance Share Units	152,580	15.16
Forfeited	(11,533)	14.52
Vested	(84,201)	14.34

Outstanding shares at December 31, 2009	534,402	$15.98

Granted - Restricted Stock Units	39,144	$16.35
Granted - Performance Share Units	178,219	18.03
Forfeited	(11,132)	16.90
Vested	(84,725)	16.81

Outstanding shares at September 30, 2010	655,908	$16.43

The total fair value of shares vested for the nine months ended September 30, 2009 and 2010 was $0.3 million and $1.4 million, respectively.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 656,394 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended September 30, 2009 and 2010, the Corporation’s matching contributions to the plan were $1.4 million and $1.3 million, respectively, and for the nine months ended September 30, 2009 and 2010, the Corporation’s matching contributions to the plan were $4.1 million and $4.0 million, respectively.

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

As of December 31, 2009 and September 30, 2010, the Corporation had $2.9 million and $3.6 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Tax provision	$2.2	$3.2	$14.1	$9.8

Total provision as a percentage of income before income taxes	13.1%	40.5%	30.6%	40.4%

The provision for income taxes as a percentage of income before income taxes for the three months and nine months ended September 30, 2010 was higher than the three months and nine months ended September 30, 2009 due to a discrete tax benefit recorded in the third quarter of 2009 related to the adoption of an internal legal entity restructuring plan.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. As of December 31, 2009 and September 30, 2010, the tax basis of the Corporation’s tax deductible goodwill was approximately $113.9 million and $85.6 million, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of September 30, 2010, the Corporation has tax benefits from federal net operating loss carryforwards of $18.8 million and tax benefits from state net operating loss carryforwards of $10.0 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As of December 31, 2009 and September 30, 2010, the Corporation recognized deferred tax assets totaling $60.8 million and $51.7 million, net of valuation allowances of $1.7 million, respectively.

As of December 31, 2009 and September 30, 2010, the Corporation had $1.7 million recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2006 through 2009. The Corporation’s consolidated U.S. income tax returns for 2007 and 2008 are currently under examination by the IRS. State tax jurisdictions generally have statutes of limitations ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2005. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred and AmerisourceBergen are responsible for any taxes that relate to periods prior to the 2007 Pharmacy Transaction.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and earnings per diluted share (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Numerator for basic and diluted earnings per share - net income	$14.6	$4.8	$32.0	$14.5

Denominator:

Denominator for basic earnings per share - weighted average shares	30,287,709	30,033,618	30,244,014	30,282,566
Effect of dilutive securities:
Employee stock options	117,725	11	55,879	18,482
Employee restricted shares	102,908	88,673	73,362	121,987

Denominator for diluted earnings per share - adjusted weighted average shares	30,508,342	30,122,302	30,373,255	30,423,035

Basic earnings per share	$0.48	$0.16	$1.06	$0.48

Diluted earnings per share	$0.48	$0.16	$1.05	$0.48

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	197,171	2,309,617	1,475,386	2,038,049

(a)	These unexercised employee stock options and unvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Stock options and restricted shares granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share only when they are probable to vest.

Common shares repurchased by the Corporation reduced the number of basic shares used in the denominator for basic and diluted earnings per share.

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates in two reportable business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, integration, merger and acquisition related costs, and other charges, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

Assets:	December 31, 2009	September 30, 2010
Institutional pharmacies	$716.1	$711.1
Hospital pharmacy management	8.2	10.4

	$724.3	$721.5

Goodwill:
Institutional pharmacies	$140.1	$140.4
Hospital pharmacy management	-	-

	$140.1	$140.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues:
Institutional pharmacies	$447.1	$427.7	$1,347.0	$1,311.9
Hospital pharmacy management	13.9	15.4	42.8	43.9

	$461.0	$443.1	$1,389.8	$1,355.8

Net income:
Segment operating income:
Institutional pharmacies	$29.7	$20.7	$85.3	$68.6
Hospital pharmacy management	1.2	1.3	4.9	4.0

Segment operating income	30.9	22.0	90.2	72.6
Rent	4.3	3.7	12.6	11.9
Depreciation and amortization	7.0	7.0	19.6	21.0
Integration, merger and acquisition related costs and other charges	0.9	2.4	3.5	12.8
Interest expense, net	1.9	0.9	8.4	2.6

Income before income taxes	16.8	8.0	46.1	24.3
Provision for income taxes	2.2	3.2	14.1	9.8

Net income	$14.6	$4.8	$32.0	$14.5

Rent:
Institutional pharmacies	$4.3	$3.7	$12.6	$11.9
Hospital pharmacy management	-	-	-	-

	$4.3	$3.7	$12.6	$11.9

Depreciation and amortization:
Institutional pharmacies	$7.0	$7.0	$19.6	$21.0
Hospital pharmacy management	-	-	-	-

	$7.0	$7.0	$19.6	$21.0

Capital Additions:
Institutional pharmacies	$5.8	$3.7	$12.3	$8.8
Hospital pharmacy management	-	-	-	-

	$5.8	$3.7	$12.3	$8.8

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13—SUBSEQUENT EVENTS

On September 26, 2010, the Corporation entered into an Asset Purchase Agreement (the “Agreement”) with Chem Rx Corporation and certain of its wholly-owned subsidiaries (collectively, “Chem Rx”), under which the Corporation has agreed to purchase substantially all of the assets and selected vendor contracts of Chem Rx (collectively the “Assets”), subject to the terms and conditions contained in the Agreement.

On May 10, 2010, Chem Rx filed voluntary petitions for Chapter 11 bankruptcy protection in the Delaware District of the United States Bankruptcy Court (the “Bankruptcy Court”). It is intended that the acquisition of the Assets would be accomplished through the sale, transfer, and assignment of the Assets by Chem Rx to the Corporation undertaken pursuant to Section 363 of the United States Bankruptcy Code. On October 4, 2010, the Corporation was designated the “stalking horse” in the bankruptcy proceedings. The acquisition is subject to the approval of the Bankruptcy Court and Chem Rx not receiving a higher offer from a third-party through a Court-approved auction process.

Under the terms of the Agreement, the Corporation has agreed, absent any higher or otherwise better bid, to acquire the Assets from Chem Rx for $70.6 million in cash plus the assumption of specified liabilities related to the Assets. The Corporation has deposited $3.5 million into escrow which will be credited to the purchase price upon completion of the acquisition. If the Agreement is terminated, the deposit will be returned to the Corporation unless the Corporation defaults under the Agreement, in which case the deposit will be retained by Chem Rx. If the Bankruptcy Court approves the Agreement and the Agreement is later terminated for certain reasons, including because Chem Rx enters into a competing transaction, Chem Rx may be required to pay the Corporation a termination fee equal to $1.4 million.

The waiting period under the Hart-Scott Rodino Act applicable to the asset purchase transaction expired on October 14, 2010 at 11:59 p.m. without a request for additional information from the federal antitrust authorities. On November 2, 2010, the Bankruptcy Court preliminarily approved the sale and the sale order was signed by the Bankruptcy Court on November 4, 2010.

The Chem Rx acquisition closed on November 4, 2010.

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

•

the Corporation’s ability to successfully pursue the Corporation’s development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;

•	the Corporation’s ability to identify and assess exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws;

•	the Corporation’s ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2010, reflect the financial position, results of operations, and cash flows of the Corporation.

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

At September 30, 2010, we had contracts to provide pharmacy services to 290,691 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the nine months ended September 30, 2010, Kindred institutional pharmacy contracts represented approximately 12.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At September 30, 2010, the Corporation provided hospital pharmacy management services to Kindred and other customers at 89 locations. For the nine months ended September 30, 2010, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. We expect the generic dispensing rate to rise to approximately 80% over time as the result of a large number of patent expirations. Flomax, Mirapex, Lovenox, Exelon and Effexor XR, five brand drugs from the Corporation’s top 50 drug spend, converted to their generic alternative during the nine months ended September 30, 2010.

The following table summarizes the generic drug dispensing rate:

	2009	2010

March 31	73.5%	74.5%
June 30	74.2	75.7
September 30	74.5	75.9
December 31	74.7	N/A

The following table summarizes the material brand-to-generic conversions from 2010 to 2015:

2010	2011	2012	2013	2014	2015
Mirapex (1Q)	Xalatan (1Q)	Seroquel (1Q)	Humalog (2Q)	Nexium (2Q)	Abilify (2Q)
Flomax (1Q)	Levaquin (2Q)	Lexapro (1Q)	Oxycontin (2Q)	Celebrex (2Q)	Zyvox (2Q)
Effexor XR (3Q)	Zyprexa (4Q)	Plavix (2Q)	Advair (3Q)	Renvela (Q3)	Namenda (2Q)
Exelon (3Q)	Lipitor (4Q)	Detrol (3Q)	Cymbalta (4Q)	Copaxone (4Q)
Lovenox (3Q)		Singulair (3Q)
Aricept (4Q)		Actos (3Q)
Prevacid ODT (4Q)		Geodon (3Q)
Diovan (3Q)
Diovan HCT (3Q)
Xopenex (3Q)
(Number in parentheses equals the quarter of conversion)

When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. This acceleration in the reimbursement reduction has resulted in margin compression much earlier than we have historically experienced. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on its results of operations.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. For the three months ended September 30, 2009 and 2010, rebates were $12.9 million and $12.4 million, respectively, and for the nine months ended September 30, 2009 and 2010, rebates were $35.0 million and $38.8 million, respectively. The Corporation had $3.0 million and $3.2 million of rebates capitalized in inventory as of December 31, 2009 and September 30, 2010, respectively.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred costs of $2.9 million and $2.7 million for the three months ended September 30, 2009 and 2010, respectively, and $8.6 million and $8.4 million for the nine months ended September 30, 2009 and 2010, respectively, under the IT Services Agreement.

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

A summary of our revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$211.4	45.9%	$204.8	46.2%	$635.9	45.8%	$627.5	46.3%
Institutional healthcare providers	134.7	29.2	132.8	30.0	414.5	29.8	410.6	30.3
Medicaid	42.1	9.1	39.6	8.9	127.7	9.2	119.7	8.8
Private and other	34.6	7.5	26.7	6.0	94.9	6.8	80.4	6.0
Insured	22.8	5.0	22.0	5.0	68.8	4.9	68.0	5.0
Medicare	1.5	0.3	1.8	0.4	5.2	0.4	5.7	0.4
Hospital management fees	13.9	3.0	15.4	3.5	42.8	3.1	43.9	3.2

Total	$461.0	100.0%	$443.1	100.0%	$1,389.8	100.0%	$1,355.8	100.0%

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

We believe that the competitive factors most important to our business are pricing, quality and the range of services offered, clinical expertise, ease of doing business with the provider and the ability to develop and maintain relationships with customers. Because relatively few barriers to entry exist in the local markets we serve, we have encountered and will continue to encounter substantial competition from local market entrants.

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

Under Medicaid FMAP, the federal government matches certain state expenditures for Medicaid social service programs. As such, the $87.0 billion increase in FMAP goes directly from the federal government to eligible states. Eligible states will receive a minimum 6.2% FMAP increase retroactive to October 1, 2008 and going forward to December 31, 2010, with additional funds going to states with higher unemployment rates. To ensure eligibility for the FMAP increase, states must maintain or reinstate previously required Medicaid eligibility standards, comply with prompt pay requirements and meet certain other specific criteria. Although the funds are through the FMAP program, states receive the money as general funds and, aside from a prohibition against placing the money in a “rainy day” fund, may expend the funds at the states’ discretion. HHS continues to release determinations of enhanced payments on a rolling basis, effective for the quarter and year to date periods.

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

2010 Health Care Legislation

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation”. Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit and the definition of AMP, (ii) the closure, over time, of the Part D coverage gap, which is otherwise known as the “Donut Hole”, (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products.

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

The new AMP became effective on October 1, 2010. Manufaturers are required to report pricing by November 30, 2010. CMS can set new FULs anytime thereafter.

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

Short Cycle Dispensing

The Secretary shall require Prescription Drug Plans (“PDPs”), under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, as determined by the Secretary, in consultation with relevant stakeholders (including representatives of nursing facilities, residents of nursing facilities, pharmacists, the pharmacy industry (including retail and long-term care pharmacy), PDPs, MAPD plans, and any other stakeholders the Secretary determines appropriate), such as weekly, daily, or automated dose dispensing, when dispensing covered Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 day prescriptions for such beneficiaries. This short cycle dispensing provision will take effect on January 1, 2012. At this time, the Secretary has not issued regulations.

Until the regulations are adopted the Corporation is unable to fully evaluate the impact of cycle dispensing changes to its business. Depending on the ultimate outcome, short cycle dispensing could have a material adverse impact on the Corporation’s operating costs.

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

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the BBA. Beginning in 2010, CMS requires Part D sponsors to use pass-through pricing, based on the price actually received by the pharmacy for drugs, in order to determine beneficiary cost sharing and drug reporting. This change, and similar changes by CMS aimed at ensuring administrative costs are absorbed by the Pharmacy Benefit Manager (“PBM”) and not the government, may alter the way certain PBMs negotiate prices with pharmacies. Currently, we are unable to fully evaluate the impact of this change in pricing definition on the Corporation.

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

The Corporation and the preponderance of the Corporation’s PDP’s, third party insurance companies and its Medicare Part A customers have voluntarily agreed to adjust reimbursement so that pricing would not increase or decrease as a result of the changes to AWP; however, the state Medicaid programs have been unwilling to remain price neutral and accordingly the Corporation is being reimbursed based on the adjusted AWP. This exposure is primarily related to the states in which the Corporation operates, who have refused to adjust their Medicaid reimbursement or otherwise were not reimbursing based on WAC. The National Association of Chain Drug Stores and the National Community Pharmacists Association, the industry trade groups, have filed lawsuits against several state Medicaid programs to force the state Medicaid programs to agree to price neutrality. These cases are still pending. We anticipate that the refusal of the state Medicaid programs to remain price neutral will continue to have a negative impact on our revenues.

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

Our allowances for doubtful accounts, included in our balance sheet at December 31, 2009 and September 30, 2010, were $40.2 million and $38.1 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	2009		2010
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$7.1	1.5%	$3.8	0.8%
Second Quarter	3.6	0.8	4.7	1.0
Third Quarter	2.5	0.5	4.6	1.0
Fourth Quarter	3.4	0.8	N/A	N/A

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our allowance for doubtful accounts.

The largest components of bad debts in our accounts receivable relate to the accounts for which private payers are responsible (which we refer to as private and other), accounts for which our customers from long-term care institutions are responsible for under Medicare Part A and owe us for the drug component of their patients stay at their respective institution and third party, Medicare Part D, and Medicaid accounts that have been denied.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2009	2010
First Quarter	42.4	40.5
Second Quarter	42.0	40.4
Third Quarter	42.1	40.3
Fourth Quarter	42.9	N/A

In the first quarter of 2010, the Corporation benefited from improved collections from the Part D payors due to the requirements of the MIPPA. MIPPA required Part D payors to pay claims within 30 days, or within 14 days if submitted electronically, beginning with the 2010 plan years. As a result of the MIPPA requirements, the Corporation collected a larger amount of receivables in the first quarter of 2010 than normal. The Corporation does not expect MIPPA to have a similar benefit in future periods.

The following table shows our summarized aging categories by quarter:

	2009				2010
	March	June	September	December	March	June	September
0 to 60 days	63.1%	64.3%	63.6%	64.9%	66.2%	65.7%	62.9%
61 to 120 days	17.4	17.0	17.1	17.1	17.8	18.0	19.2
Over 120 days	19.5	18.7	19.3	18.0	16.0	16.3	17.9

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2009			2010
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$49.1	$267.8	18.3%	$37.6	$241.8	15.6%
Second Quarter	50.4	260.6	19.3	37.1	237.6	15.6
Third Quarter	46.3	261.6	17.7	38.1	231.9	16.4
Fourth Quarter	40.2	255.5	15.7	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our revenue sources for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2009	2010	2009	2010
Medicare Part D	45.9%	46.8%	45.5%	45.8%
Institutional healthcare providers	30.1	30.4	30.1	30.5
Medicaid	9.3	8.7	9.2	8.9
Private and other	6.2	5.7	6.8	6.1
Insured	5.0	4.9	4.9	5.1
Medicare	0.3	0.5	0.4	0.4
Hospital management fees	3.2	3.0	3.1	3.2

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2009	2010	2009	2010
Medicare Part D	45.9%	46.2%	48.0%	N/A %
Institutional healthcare providers	29.2	30.0	29.0	N/A
Medicaid	9.1	8.9	8.4	N/A
Private and other	7.5	6.0	6.2	N/A
Insured	5.0	5.0	5.0	N/A
Medicare	0.3	0.4	0.4	N/A
Hospital management fees	3.0	3.5	3.0	N/A

Total	100.0%	100.0%	100.0%	-%

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

As of December 31, 2009 and September 30, 2010, our inventory on our accompanying condensed consolidated balance sheets was $79.8 million and $75.2 million, respectively.

Our inventory turns were as follows for the periods presented:

	2009	2010
First Quarter	16.7	15.7
Second Quarter	16.8	15.5
Third Quarter	16.7	15.3
Fourth Quarter	15.8	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our condensed consolidated income statements as reductions to cost of goods sold were as follows (in millions):

	2009	2010
First Quarter	$10.5	$13.4
Second Quarter	11.6	13.0
Third Quarter	12.9	12.4
Fourth Quarter	14.5	N/A

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

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010, was $140.1 million and $140.4 million, respectively.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010, were $90.8 million and $84.8 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2009 and September 30, 2010, was $19.0 million and $25.9 million, respectively.

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

Fair value estimates are determined by management based upon and derived from appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision of allocations are that of management.

We assess for the potential impairment of intangible assets and long-lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual income before income taxes or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in the accompanying condensed consolidated income statements. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010, were $60.8 million and $51.7 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2009 and September 30, 2010, were $1.7 million.

Please refer to Note 10 to our condensed consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

Accounting for stock-based compensation

The Corporation has adopted the Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (as amended and restated, “Omnibus Plan”) under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors and consultants. In connection with the Corporation’s 2010 Annual Meeting of Stockholders, the stockholders of the Corporation approved and adopted the amended and restated Omnibus Plan to, among other things, implement a “fungible share pool” effective as of January 1, 2010, and preserve preferential tax treatment as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code.

The Corporation has reserved 7,237,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares issued for substitute equity awards for employees of KPS and PharMerica LTC. Under the “fungible share pool,” one share of stock will be subtracted from the share limit for each share of stock covered by a stock option or stock appreciation right award and 1.65 shares of stock will be subtracted from the share limit for each share of stock covered by any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The following shares are not available for re-grant under the Omnibus Plan: (i) shares tendered by a participant or withheld by the Corporation to pay the purchase price of a stock option award or to satisfy taxes owed with respect to an award, (ii) shares subject to a stock appreciation right that are not issued in connection with such award’s settlement upon the exercise thereof, and (iii) shares reacquired by the Corporation using cash proceeds received by the Corporation from the exercise of stock options. Effective January 1, 2010, shares subject to an award that is forfeited, expired or settled for cash, are available for re-grant under the Omnibus Plan as one share of stock for each share of stock covered by a stock option or appreciation right and 1.65 shares of stock for each share of stock covered by any other type of award.

During the nine months ended September 30, 2010, the Compensation Committee granted stock-based compensation awards with respect to 562,167 stock options under the Omnibus Plan with a grant price of $7.82 - $20.19 per share, 39,144 restricted stock units and 178,219 performance share units.

Our stock-based compensation expense for the three months ended September 30, 2009 and 2010, was $1.3 million and $0.8 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements. Our stock-based compensation expense for the nine months ended September 30, 2009 and 2010, was $3.2 million and $3.3 million, respectively.

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

Integration, merger and acquisition related costs and other charges represents the costs associated Pharmacy Transaction. Integration, merger and acquisition related costs and other charges also includes costs of acquisitions.

Interest expense, net, primarily includes interest expense relating to our senior secured credit facility and the swap agreement that expired on July 31, 2009, partially offset by interest income generated by cash and cash equivalents.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Three Months Ended September 30,				Nine Months September 30,
	2009	Increase (Decrease)		2010	2009	Increase (Decrease)		2010
	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$447.1	$(19.4)	(4.3)%	$427.7	$1,347.0	$(35.1)	(2.6)%	$1,311.9
Hospital Management	13.9	1.5	10.8	15.4	42.8	1.1	2.6	43.9

Total net revenues	461.0	(17.9)	(3.9)	443.1	1,389.8	(34.0)	(2.4)	1,355.8

Cost of goods sold
Institutional Pharmacy	381.7	(8.9)	(2.3)	372.8	1,144.8	(5.1)	(0.4)	1,139.7
Hospital Management	12.2	1.3	10.7	13.5	36.1	2.3	6.4	38.4

Total cost of goods sold	393.9	(7.6)	(1.9)	386.3	1,180.9	(2.8)	(0.2)	1,178.1

Gross profit
Institutional Pharmacy	65.4	(10.5)	(16.1)	54.9	202.2	(30.0)	(14.8)	172.2
Hospital Management	1.7	0.2	11.8	1.9	6.7	(1.2)	(17.9)	5.5

Total gross profit	$67.1	$(10.3)	(15.4)%	$56.8	$208.9	$(31.2)	(14.9)%	$177.7

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,713	(764)	(7.9)%	8,949	29,447	(1,518)	(5.2)%	27,929
Revenue per prescription dispensed	$46.03	$1.76	3.8%	$47.79	$45.74	$1.23	2.7%	$46.97
Gross profit per prescription dispensed	$6.73	$(0.60)	(8.9)%	$6.13	$6.87	$(0.70)	(10.2)%	$6.17
Gross profit percentage	14.6%	(1.8)	(12.3)%	12.8%	15.0%	(1.9)	(12.7)%	13.1%
Generic drug dispensing rate	74.5%	1.4	1.9%	75.9%	74.1%	1.3	1.8%	75.4%

Customer licensed beds under contract
Beginning of period	314,698	(15,171)	(4.8)%	299,527	321,068	(7,195)	(2.2)%	313,873
Additions	10,549	(5,682)	(53.9)	4,867	23,784	(12,220)	(51.4)	11,564
Losses	(10,923)	(2,780)	25.5	(13,703)	(30,528)	(4,218)	13.8	(34,746)

End of period	314,324	(23,633)	(7.5)%	290,691	314,324	(23,633)	(7.5)%	290,691

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	85	4	4.7%	89	85	4	4.7%	89

Revenues

The decrease in institutional pharmacy revenues of $19.4 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was the result of an unfavorable volume variance of approximately $35.2 million or 764,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $15.8 million or a $1.76 increase per prescription dispensed. The rate variance was comprised of approximately $28.8 million due to inflation on drugs dispensed between periods offset by $13.0 million due to the increase in the generic drug dispensing rate during the period from 74.5% to 75.9% and the September 2009 change in the AWP for which state Medicaid reimbursement has not been upwardly adjusted, continued Medicare Part D pricing pressures and other concessions. The volume variance of approximately $35.2 million was due to the decline in customer licensed beds under contract, partially offset by the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

The increase in hospital management revenues for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, of $1.5 million was due primarily to an increase in the number of hospital management contracts serviced, partially offset by concessions with certain contracts serviced in the period.

The decrease in institutional pharmacy revenues of $35.1 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was the result of an unfavorable volume variance of approximately $69.4 million or 1,518,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $34.3 million or a $1.23 increase per prescription dispensed. The rate variance was comprised of approximately $72.5 million due to inflation on drugs dispensed between periods offset by $38.2 million due to the increase in the generic drug dispensing rate during the period from 74.1% to 75.4% and the September 2009 change in the AWP and other concessions. The volume variance of approximately $69.4 million was due to the decline in customer licensed beds under contract, partially offset by the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

The increase in hospital management revenues for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, of $1.1 million was due primarily to an increase in the number of hospital management contracts serviced, partially offset by concessions with certain contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $8.9 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due primarily to a reduction in drug purchases as a result of 764,000 fewer prescriptions dispensed during the period. Overall total drug costs as a percentage of revenues increased 104 bps. Other costs included in cost of goods sold increased as a percentage of revenues by 76 bps.

Institutional pharmacy cost of goods sold decreased $5.1 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due primarily to a reduction in drug purchases as a result of 1,518,000 fewer prescriptions dispensed and an increase in rebates of $3.8 million or 36 bps increase in rebates as a percent of revenues during the period. Rebates increased from the comparable prior period as a result of a more effective management of generic pharmaceutical contracting and formulary control of core pharmaceutical products. Total drug costs as a percentage of revenues increased 159 bps while other costs increased 31 bps from the comparable prior period.

The increase in hospital management cost of goods sold for the three months and nine months ended September 30, 2010, of $1.3 million and $2.3 million, respectively, was due to drug purchases as a result of the four additional hospital management contracts serviced during the period.

Gross Profit and Operating Expenses

Gross profit and other operating expenses for the periods presented were as follows (dollars in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		Increase (Decrease)		2010		2009		Increase (Decrease)		2010
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$67.1	14.6%	$(10.3)	(15.4)%	$56.8	12.8%	$208.9	15.0%	$(31.2)	(14.9)%	$177.7	13.1%
Selling, general and administrative expenses	45.0	9.8	(1.7)	(3.8)	43.3	9.7	144.7	10.3	(13.6)	(9.4)	131.1	9.6
Amortization expense	2.5	0.5	(0.3)	(12.0)	2.2	0.5	6.2	0.5	0.7	11.3	6.9	0.5
Integration, merger and acquisition related costs and other charges	0.9	0.2	1.5	166.7	2.4	0.6	3.5	0.3	9.3	265.7	12.8	1.0
Interest expense, net	1.9	0.4	(1.0)	(52.6)	0.9	0.2	8.4	0.6	(5.8)	(69.0)	2.6	0.2

Income before income taxes	16.8	3.7	(8.8)	(52.4)	8.0	1.8	46.1	3.3	(21.8)	(47.3)	24.3	1.8
Provision for income taxes	2.2	0.5	1.0	45.5	3.2	0.7	14.1	1.0	(4.3)	(30.5)	9.8	0.7

Net income	$14.6	3.2%	$(9.8)	(67.1)%	$4.8	1.1%	$32.0	2.3%	$(17.5)	(54.7)%	$14.5	1.1%

Institutional pharmacy gross profit for the three months ended September 30, 2010, was $54.9 million or $6.13 per prescription dispensed, compared to $65.4 million or $6.73 per prescription dispensed for the three months ended September 30, 2009. Institutional pharmacy gross profit margin for the three months ended September 30, 2010, was 12.8% compared to 14.6% for the three months ended September 30, 2009. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare and Medicaid programs, other pricing concessions and a decline in licensed beds under contract.

Institutional pharmacy gross profit for the nine months ended September 30, 2010, was $172.2 million or $6.17 per prescription dispensed, compared to $202.2 million or $6.87 per prescription dispensed for the nine months ended September 30, 2009. Institutional pharmacy gross profit margin for the nine months ended September 30, 2010, was 13.1% compared to 15.0% for the nine months ended September 30, 2010. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare and Medicaid programs, other pricing concessions and a decline in licensed beds under contract.

The increase in hospital management gross profit for the three months ended September 30, 2010, of $0.2 million was due to additional hospital management contracts serviced in 2010. The decrease in hospital management gross profit for the nine months ended September 30, 2010 of $1.2 million was due primarily to the June 30, 2009, pricing concessions related to the renegotiated Kindred contract, partially offset by the additional hospital management contracts serviced in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009		Increase (Decrease)		2010		2009			Increase (Decrease)		2010

	Amount	% of Revenue			Amount	% of Revenue	Amount		% of Revenue			Amount	% of Revenue

Selling, general and administrative expenses
Total wages, benefits and contract labor	$25.6	5.6%	$(3.7)	(14.4)%	$21.9	4.9%	$	79.8	5.7%	$(12.2)	(15.3)%	$67.6	4.9%
Contracted services	3.5	0.8	0.2	5.7	3.7	0.8		9.8	0.7	1.4	14.3	11.2	0.8
Provision for doubtful accounts	2.5	0.5	2.0	80.0	4.5	1.0		13.2	0.9	(0.3)	(2.3)	12.9	1.0
Supplies	1.7	0.4	(0.2)	(11.8)	1.5	0.3		5.6	0.4	(0.7)	(12.5)	4.9	0.4
Travel expenses	1.2	0.3	(0.1)	(8.3)	1.1	0.3		3.3	0.2	0.1	3.0	3.4	0.3
Professional fees	2.2	0.5	0.2	9.1	2.4	0.5		7.3	0.5	(1.3)	(17.8)	6.0	0.4
Stock-based compensation	1.3	0.3	(0.5)	(38.5)	0.8	0.2		3.2	0.2	0.1	3.1	3.3	0.2
Depreciation	2.0	0.4	0.4	20.0	2.4	0.5		6.4	0.5	0.7	10.9	7.1	0.5
Rent	1.0	0.2	(0.1)	(10.0)	0.9	0.2		3.1	0.2	(0.1)	(3.2)	3.0	0.2
Maintenance	0.6	0.1	-	-	0.6	0.1		2.0	0.1	(0.3)	(15.0)	1.7	0.1
Other costs	3.4	0.7	0.1	2.9	3.5	0.9		11.0	0.9	(1.0)	(9.1)	10.0	0.8

Total selling, general and administrative expenses	$45.0	9.8%	$(1.7)	(3.8)%	$43.3	9.7%	$	144.7	10.3%	$(13.6)	(9.4)%	$131.1	9.6%

Total labor costs decreased $3.7 million for the three months ended September 30, 2010, over the comparable period in the prior year as a result of management’s continued integration initiative as well as reduced headcount in overhead functions through process improvement and management’s focus on controlling costs. Reduction in employee performance based compensation also reduced labor costs. All other costs increased a combined $2.0 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Total labor costs decreased $12.2 million for the nine months ended September 30, 2010, over the comparable period in the prior year as a result of management’s continued integration initiative, lower employee performance based compensation costs, and reduced headcount in overhead functions through process improvement and management’s focus on controlling costs. Six pharmacy locations were converted to our proprietary platform or closed during the nine months ended September 30, 2010. All other costs decreased a combined $1.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Depreciation and Amortization

Depreciation expense for the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues

Leasehold improvements	$0.4	0.1%	$0.5	0.1%	$1.1	0.1%	$1.3	0.1%
Equipment and software	4.0	0.9	4.2	0.9	11.9	0.9	12.3	0.9
Leased equipment	0.1	NM	0.1	NM	0.4	NM	0.5	NM

Total depreciation expense	$4.5	1.0%	$4.8	1.0%	$13.4	1.0%	$14.1	1.0%

Depreciation expense recorded in cost of goods sold	2.5	0.6	2.4	0.5	7.0	0.5	7.0	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.0	0.4	2.4	0.5	6.4	0.5	7.1	0.5

Total depreciation expense	$4.5	1.0%	$4.8	1.0%	$13.4	1.0%	$14.1	1.0%

Total capital additions	$5.8	1.3%	$3.7	0.8%	$12.3	0.9%	$8.8	0.6%

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues

Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%	$1.1	0.1%	$1.1	0.1%
Non-compete agreements	0.3	NM	0.4	0.1	0.5	NM	1.4	0.1
Customer relationships	1.8	0.4	1.4	0.3	4.6	0.3	4.4	0.3

Total amortization expense	$2.5	0.5%	$2.2	0.5%	$6.2	0.4%	$6.9	0.5%

Amortization expense for the three months ended September 30, 2010, compared to the comparable prior period decreased $0.3 million as a result of certain customer relationships becoming fully amortized in the period that related to acquisitions that occurred prior to the Pharmacy Transaction.

Amortization expense for the nine months ended September 30, 2010, compared to the comparable prior period increased $0.7 million due to intangibles acquired through the West Virginia and Integrity Pharmacy Services Acquisitions in August 2009 and December 2009, respectively.

Integration, Merger and Acquisition Related Costs and Other Charges

Integration, merger and acquisition related costs and other charges incurred by the Corporation for the periods presented were as follows (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Integration costs and other charges:
Pre- Pharmacy Transaction litigation matters	$-	$-	$-	$5.0
Professional and advisory fees	-	0.7	-	2.2
General and administrative	0.1	0.1	0.4	0.5
Employee costs	0.2	0.2	1.2	0.4
Severance costs	-	0.4	0.6	0.6
Facility costs	0.1	-	0.7	0.2
Other costs	-	0.1	-	0.1

	0.4	1.5	2.9	9.0

Acquisition costs:
Professional and advisory fees	0.5	0.5	0.6	1.0
General and administrative	-	0.1	-	1.1
Employee costs	-	-	-	0.2
Facility costs	-	0.1	-	1.3
Other costs	-	0.2	-	0.2

	0.5	0.9	0.6	3.8

Total integration, merger and acquisition related costs and other charges	$0.9	$2.4	$3.5	$12.8

Negative effect on diluted earnings per share	$(0.02)	$(0.05)	$(0.07)	$(0.25)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months and nine months ended September 30, 2009 and 2010 related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during the remainder of fiscal 2010 and fiscal 2011. During the second quarter of 2010 the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to the 2007 Pharmacy Transaction. The Corporation believes the estimated liability is still appropriate as of September 30, 2010.

For the three months and nine months ended September 30, 2010, the Corporation incurred costs of $0.9 million and $3.8 million for acquisition related costs, respectively. Costs were higher in the current period due to the integration of the Integrity Pharmacy Services Acquisitions the Corporation acquired in December 2009 and costs incurred to facilitate potential acquisitions.

Interest Expense

Interest expense for the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense:	2009	2010	2009	2010
Term Debt	$1.6	$0.7	$7.9	$2.1
Revolving Credit Facility	0.1	0.1	0.3	0.3

Subtotal	1.7	0.8	8.2	2.4
Other:
Interest income	-	-	(0.2)	(0.2)
Amortization of deferred financing fees	0.2	0.1	0.4	0.4

Total Interest Expense	$1.9	$0.9	$8.4	$2.6

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	0.42%	0.31%	0.79%	0.28%
LIBOR - 1 month, at beginning of period	0.30%	0.35%	0.44%	0.23%
LIBOR - 1 month, at end of period	0.24%	0.26%	0.24%	0.26%
LIBOR - 3 months, at beginning of period	0.59%	0.53%	1.43%	0.25%
LIBOR - 3 months, at end of period	0.28%	0.29%	0.28%	0.29%

The decrease in interest expense during the three and nine months ended September 30, 2010, compared to the prior year periods was due primarily to the lower LIBOR and the expiration of the interest rate swap on July 31, 2009. The margin over LIBOR was 0.75 - 1.0% during the three months and nine months ended September 30, 2010.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Tax provision	$2.2	$3.2	$14.1	$9.8

Total provision as a percentage of income before income taxes	13.1%	40.5%	30.6%	40.4%

The provision for income taxes as a percentage of income before income taxes for the three months and nine months ended September 30, 2010 was higher than the three months and nine months ended September 30, 2009 due to a discrete tax benefit recorded in the third quarter of 2009 related to the adoption of an internal legal entity restructuring plan. Excluding that non-recurring benefit of the $4.5 million valuation allowance release, the provision for income taxes for the three months and nine months ended September 30, 2009 would have been $6.7 million (39.7% of income) and $18.6 million (40.3% of income), respectively. Apart from the discrete tax benefit recorded as a result of the internal restructuring, the effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

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

Cash Flows. The following table presents selected data from our condensed consolidated statements of cash flows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net cash provided by operating activities	$16.9	$23.5	$59.6	$68.8
Net cash used in investing activities	(21.7)	(7.2)	(28.1)	(12.4)
Net cash provided by (used in) financing activities	0.9	(10.8)	1.0	(10.9)

Net change in cash and cash equivalents	(3.9)	5.5	32.5	45.5
Cash and cash equivalents at beginning of period	77.7	91.2	41.3	51.2

Cash and cash equivalents at end of period	$73.8	$96.7	$73.8	$96.7

Operating Activities – Cash provided by operations aggregated $23.5 million and $68.8 million for the three months and nine months ended September 30, 2010, respectively, compared to $16.9 million and $59.6 million for the three months and nine months ended September 30, 2009, respectively. The increase of $9.2 million for the nine months ended September 30, 2010 is due primarily to the improvement in cash collections compared to the comparable period in the prior year. For the nine months ended September 30, 2010, the Corporation benefited from improved collections from the Part D payers due to the requirements of MIPPA. As a result of the MIPPA requirements, the Corporation collected a larger amount of receivables in the nine month period than normal. The Corporation does not expect MIPPA to have an incremental benefit in future periods.

Investing Activities – Cash used in investing activities aggregated $7.2 million and $12.4 million for the three months and nine months ended September 30, 2010, respectively, compared to $21.7 million and $28.1 million for the three months and nine months ended September 30, 2009, respectively. The decrease is due primarily to the West Virginia acquisition and the pharmacy consolidations occurring in the prior year. The acquisition amounts of $3.6 million in the current period was primarily related to the funding of an escrow payment of $3.5 million for the Chem Rx acquisition.

Financing Activities – Cash used in financing activities aggregated $10.8 and $10.9 million for the three and nine months ended September 30, 2010, compared to cash provided by financing activities of $0.9 and $1.0 million for the three and nine months ended September 30, 2009. The increase in the amount of cash used is primarily due to the common stock purchased by the Corporation of $10.5 million during the three months ended September 30, 2010 and held as treasury stock. The Corporation expects to continue with the purchase of common stock as authorized by the Board of Directors.

Chem Rx Acquisition

On September 26, 2010, the Corporation entered into an Asset Purchase Agreement (the “Agreement”) with Chem Rx Corporation and certain of its wholly-owned subsidiaries (collectively, “Chem Rx”), under which the Corporation has agreed to purchase substantially all of the assets and selected vendor contracts of Chem Rx (collectively the “Assets”), subject to the terms and conditions contained in the Agreement.

On May 10, 2010, Chem Rx filed voluntary petitions for Chapter 11 bankruptcy protection in the Delaware District of the United States Bankruptcy Court (the “Bankruptcy Court”). It is intended that the acquisition of the Assets would be accomplished through the sale, transfer, and assignment of the Assets by Chem Rx to the Corporation undertaken pursuant to Section 363 of the United States Bankruptcy Code. On October 4, 2010, the Corporation was designated the “stalking horse” in the bankruptcy proceedings. The acquisition is subject to the approval of the Bankruptcy Court and Chem Rx not receiving a higher offer from a third-party through a Court-approved auction process.

Under the terms of the Agreement, the Corporation has agreed, absent any higher or otherwise better bid, to acquire the Assets from Chem Rx for $70.6 million in cash plus the assumption of specified liabilities related to the Assets. The Corporation has deposited $3.5 million into escrow which will be credited to the purchase price upon completion of the acquisition. If the Agreement is terminated, the deposit will be returned to the Corporation unless the Corporation defaults under the Agreement, in which case the deposit will be retained by Chem Rx. If the Bankruptcy Court approves the Agreement and the Agreement is later terminated for certain reasons, including because Chem Rx enters into a competing transaction, Chem Rx may be required to pay the Corporation a termination fee equal to $1.4 million.

The waiting period under the Hart-Scott Rodino Act applicable to the asset purchase transaction expired on October 14, 2010 at 11:59 p.m. without a request for additional information from the federal antitrust authorities. On November 2, 1010, the Bankruptcy Court preliminarily approved the sale and the sale order was signed by the Bankruptcy Court on November 4, 2010.

The Chem Rx acquisition closed on November 4, 2010.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted London Interbank Offered Rate (“LIBO rate” or “LIBOR”) plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625%, and 1.75%, letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of September 30, 2010, borrowings under the Credit Agreement bore interest at a rate of 1.26%, including the applicable margin of 1.00%, per annum based upon the one month LIBO rate.

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

The Corporation had a total of $240.0 million outstanding of term debt under the Credit Agreement as of September 30, 2010. The Corporation had no borrowings under the revolving portion of the Credit Agreement as of September 30, 2010. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of September 30, 2010, was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.0 million as of September 30, 2010.

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.50:1.00 beginning with January 1, 2010 and thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 3.00:1.00 beginning with January 1, 2010 and thereafter. The maximum leverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s have in effect corporate credit ratings for the Corporation that are investment grade. Pursuant to the terms of the Credit Agreement, the covenant requirements have become more restrictive, however, the Corporation remains compliant and has been compliant since the consummation of the Pharmacy Transaction. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
September 30, 2010	5.70	2.48	**

**	Not applicable as Capital Expenditures Covenant is an annual requirement under the terms of the Credit Agreement.

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

If the Corporation fails to reach this minimum purchase volume, ABDC may adjust the price of goods the Corporation purchases from it to reflect the lower than expected purchase volume. In addition, ABDC will support the distribution of pharmaceuticals that the Corporation purchases directly from manufacturers and provide inventory management support and packaging services. Unless either party provides notice of termination, the agreement will continue on a month-to-month basis upon expiration of the initial five year term. The agreement may be terminated by either party for cause during the initial five year term, and by either party with or without cause thereafter upon 90 days notice. As of September 30, 2010, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The initial term expires on July 31, 2012. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $2.9 million and $2.7 million to Kindred under the terms of the IT Services Agreement for the three months ended September 30, 2009 and 2010, respectively, and $8.6 million and $8.4 million under the terms of the IT Services Agreement for the nine months ended September 30, 2009 and 2010, respectively.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended September 30, 2010, we repurchased 1,327,803 million shares of common stock for an aggregate purchase price, including commissions, of $10.5 million at an average purchase price of $7.90 per share.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 3,826 shares of certain vested awards for an aggregate price of less than $0.1 million during the three months ended September 30, 2010. These shares have been designated by the Corporation as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for 2009 and for the first, second, and third quarters of 2010 (in millions, except where indicated):

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net revenues:
Institutional pharmacy revenues	$453.4	$446.5	$447.1	$437.7	$448.3	$435.9	$427.7
Hospital management revenues	14.8	14.1	13.9	13.7	13.9	14.6	15.4

Total revenues	468.2	460.6	461.0	451.4	462.2	450.5	443.1

Cost of goods sold:
Institutional pharmacy	384.0	379.1	381.7	372.9	386.8	380.1	372.8
Hospital management	12.0	11.9	12.2	11.9	12.1	12.8	13.5

Total cost of goods sold	396.0	391.0	393.9	384.8	398.9	392.9	386.3

Gross profit:
Institutional pharmacy	69.4	67.4	65.4	64.8	61.5	55.8	54.9
Hospital management	2.8	2.2	1.7	1.8	1.8	1.8	1.9

Total gross profit	72.2	69.6	67.1	66.6	63.3	57.6	56.8
Selling, general and administrative	51.7	48.0	45.0	46.1	44.8	43.0	43.3
Amortization expense	1.8	1.9	2.5	2.8	2.3	2.4	2.2
Integration, merger and acquisition related costs and other charges	2.0	0.6	0.9	1.7	1.2	9.2	2.4

Operating income	16.7	19.1	18.7	16.0	15.0	3.0	8.9
Interest expense, net	3.2	3.3	1.9	1.0	0.9	0.8	0.9

Income before income taxes	13.5	15.8	16.8	15.0	14.1	2.2	8.0
Provision for income taxes	5.3	6.6	2.2	4.8	5.7	0.9	3.2

Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3	$4.8

Earnings per common share (1):
Basic	$0.27	$0.30	$0.48	$0.34	$0.28	$0.04	$0.16
Diluted	$0.27	$0.30	$0.48	$0.33	$0.27	$0.04	$0.16

Adjusted earnings per diluted share (1)(2):	$0.31	$0.31	$0.35	$0.32	$0.29	$0.22	$0.21

Shares used in computing earnings per common share:
Basic	30.2	30.2	30.3	30.3	30.4	30.4	30.0
Diluted	30.3	30.4	30.5	30.5	30.6	30.6	30.1

Balance sheet data:
Cash and cash equivalents	$52.1	$77.7	$73.8	$51.2	$73.5	$91.2	$96.7
Working capital	$307.4	$324.2	$323.7	$312.8	$331.3	$344.6	$341.9
Goodwill	$113.7	$115.6	$128.5	$140.1	$140.6	$140.4	$140.4
Intangible assets, net	$71.6	$69.9	$72.3	$90.8	$88.8	$86.6	$84.8
Total assets	$677.6	$684.2	$705.9	$724.3	$720.3	$731.2	$721.5
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0
Total stockholder’s equity	$330.0	$341.9	$359.2	$370.9	$380.2	$383.4	$378.2

Supplemental information:
Adjusted EBITDA(2)	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3	$18.3
Adjusted EBITDA Margin (2)	5.4%	5.6%	5.6%	5.6%	5.0%	4.3%	4.1%
Adjusted EBTIDA per prescription dispensed	$2.54	$2.63	$2.74	$2.62	$2.39	$2.07	$2.04
Net cash provided by operating activities	$13.9	$28.8	$16.9	$25.4	$24.7	$20.6	$23.5
Net cash used in investing activities	$(3.2)	$(3.2)	$(21.7)	$(48.0)	$(2.3)	$(2.9)	$(7.2)
Net cash provided by (used in) financing activities	$0.1	$-	$0.9	$-	$(0.1)	$-	$(10.8)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,919	9,815	9,713	9,590	9,664	9,316	8,949
Revenue per prescription dispensed	$45.71	$45.49	$46.03	$45.64	$46.39	$46.79	$47.79
Gross profit per prescription dispensed	$7.00	$6.87	$6.73	$6.76	$6.36	$5.99	$6.13
Gross profit percentage	15.3%	15.1%	14.6%	14.8%	13.7%	12.8%	12.8%
Generic drug dispensing rate	73.5%	74.2%	74.5%	74.7%	74.5%	75.7%	75.9%

Customer licensed beds under contract
Beginning of period	321,068	318,761	314,698	314,324	313,873	307,874	299,527
Additions	6,762	6,473	10,549	12,137	4,111	2,586	4,867
Losses	(9,069)	(10,536)	(10,923)	(12,588)	(10,110)	(10,933)	(13,703)

End of period	318,761	314,698	314,324	313,873	307,874	299,527	290,691

Hospital management contracts serviced	84	85	85	86	86	89	89

(1) The Corporation has never declared a cash dividend. Earnings per common share in actual cents.

(2) See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation.

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3	$4.8
Add:
Interest expense, net	3.2	3.3	1.9	1.0	0.9	0.8	0.9
Integration, merger, and acqusition related costs and other charges	2.0	0.6	0.9	1.7	1.2	9.2	2.4
Provision for income taxes	5.3	6.6	2.2	4.8	5.7	0.9	3.2
Depreciation and amortization expense	6.5	6.1	7.0	7.4	6.9	7.1	7.0

Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3	$18.3

Adjusted EBITDA Margin	5.4%	5.6%	5.6%	5.6%	5.0%	4.3%	4.1%

Unaudited Reconciliation of Adjusted EBITDA to Net Cash Flows from Operating Activities

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3	$18.3
Interest expense, net	(3.2)	(3.3)	(1.9)	(1.0)	(0.9)	(0.8)	(0.9)
Provision for income taxes	(5.3)	(6.6)	(2.2)	(4.8)	(5.7)	(0.9)	(3.2)
Integration, merger and acquisition related costs and other charges	(1.8)	(0.6)	(0.9)	(1.5)	(1.1)	(8.8)	(2.3)
Provision for bad debt	7.1	3.6	2.5	3.4	3.8	4.6	4.5
Stock-based compensation	0.6	1.3	1.3	1.4	0.8	1.7	0.8
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.2	0.1	0.1
Deferred income taxes	4.8	6.8	2.7	5.4	4.8	0.9	3.4
Loss on disposition of equipment	0.1	-	-	0.2	-	0.1	0.1
Other	(0.1)	-	(0.1)	(0.1)	0.1	(0.1)	-
Changes in assets and liabilities	(13.6)	1.7	(11.2)	(2.8)	(0.4)	4.5	2.7

Net Cash Flows from Operating Activities	$13.9	$28.8	$16.9	$25.4	$24.7	$20.6	$23.5

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges and the favorable impact on tax ruling (“Adjusted Earnings Per Diluted Share”) as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges and the favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The impact of integration, merger and acquisition related costs and other charges and the favorable impact of tax rate matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2009 Quarters					2010 Quarters
	First	Second	Third	Fourth	Year	First	Second	Third

Earnings per diluted share	$0.27	$0.30	$0.48	$0.33	$1.39	$0.27	$0.04	$0.16
Add:
Diluted earnings per share impact of:
Integration, merger, and acquisition related costs and other charges	0.04	0.01	0.02	0.03	0.10	0.02	0.18	0.05
Tax rate matters	-	-	(0.15)	(0.04)	(0.19)	-	-	-

Adjusted earnings per diluted common share after impact of above items	$0.31	$0.31	$0.35	$0.32	$1.30	$0.29	$0.22	$0.21

Following Represents the Third Quarter 2010 Compared to the Second Quarter 2010

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Quarter Ended
	June 30, 2010		Increase (Decrease)		September 30, 2010
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$435.9	96.8%	$(8.2)	(1.9)%	$427.7	96.5%
Hospital Management	14.6	3.2	0.8	5.5	15.4	3.5

Total net revenues	450.5	100.0	(7.4)	(1.6)	443.1	100.0

Cost of goods sold:
Institutional Pharmacy	380.1	84.4	(7.3)	(1.9)	372.8	84.2
Hospital Management	12.8	2.8	0.7	5.5	13.5	3.1

Total cost of goods sold	392.9	87.2	(6.6)	(1.7)	386.3	87.2

Gross profit:
Institutional Pharmacy	55.8	12.4	(0.9)	(1.6)	54.9	12.4
Hospital Management	1.8	0.4	0.1	5.6	1.9	0.4

Total gross profit	$57.6	12.8%	$(0.8)	(1.4)%	$56.8	12.8%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,316		(367)	(3.9)%	8,949
Revenue per prescription dispensed	$46.79		$1.00	2.1%	$47.79
Gross Profit per prescription dispensed	$5.99		$0.14	2.3%	$6.13
Gross Profit percent	12.8%		-	-%	12.8%
Generic dispensing rate	75.7%		0.2	0.3%	75.9%
Customer licensed beds under contract
Beginning of period	307,874		(8,347)	(2.7)%	299,527
Additions	2,586		2,281	88.2	4,867
Losses	(10,933)		(2,770)	25.3	(13,703)

End of period	299,527		(8,836)	(2.9)%	290,691

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	89		-	-%	89

Revenues

The decrease in institutional pharmacy revenues of $8.2 million for the three months ended September 30, 2010, compared to the three months ended June 30, 2010, was the result of an unfavorable volume variance of approximately $17.1 million or 367,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $8.9 million or a $1.00 increase per prescription dispensed. The rate variance was comprised of approximately $9.9 million due to inflation on drugs dispensed between periods offset by $1.0 million due to the increase in the generic drug dispensing rate during the period from 75.7% to 75.9% and other concessions. The volume variance of approximately $17.1 million was due to the decline in net customer licensed beds under contract.

The increase in hospital management revenues for the three months ended September 30, 2010, of $0.8 million was due primarily to the increase in the number of hospital management contracts being serviced for the entire period, compared to a partial period for the three months ended June 30, 2010.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $7.3 million for the three months ended September 30, 2010, compared to the three months ended June 30, 2010, primarily due to the reduction of prescriptions dispensed in the period. Drug spend as a percentage of revenues decreased 58 bps, including a decrease in rebates of 9 bps during the period. Other costs included within cost of goods sold as a percent of revenues increased a combined 58 bps, predominately as a result of increased vendor pricing associated with contract labor, back-up pharmacy and courier services.

Hospital management cost of goods sold increased $0.7 million for the three months ended September 30, 2010, compared to the three months ended June 30, 2010, due to an increase in direct cost pass-through, primarily drug costs, billed to the new hospital contracts the Corporation began to services during the three months ended June 30, 2010.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	June 30, 2010		Increase (Decrease)		September 30, 2010
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$57.6	12.8%	$(0.8)	(1.4)%	$56.8	12.8%
Selling, general and administrative expenses	43.0	9.6	0.3	0.7	43.3	9.7
Amortization expense	2.4	0.5	(0.2)	(8.3)	2.2	0.5
Integration, merger and acquisition related costs and other charges	9.2	2.0	(6.8)	(73.9)	2.4	0.6
Interest expense, net	0.8	0.2	0.1	12.5	0.9	0.2

Income before income taxes	2.2	0.5	5.8	263.6	8.0	1.8
Provision for income taxes	0.9	0.2	2.3	255.6	3.2	0.7

Net income	$1.3	0.3%	$3.5	269.2%	$4.8	1.1%

Institutional pharmacy gross profit for the three months ended September 30, 2010 was $54.9 million, or $6.13 per prescription dispensed, compared to $55.8 million, or $5.99 per prescription dispensed for the three months ended June 30, 2010. The institutional pharmacy gross profit margin for the sequential quarter remained unchanged at 12.8%.

The hospital management gross profit for the three months ended September 30, 2010 increased $0.1 million compared to the three months ended June 30, 2010 due to the additional hospital contracts being serviced for the entire quarter and partially offset by an increase in direct pass-through costs primarily associated with drug costs, billed to the new hospital contracts the Corporation began to service during the three months ended June 30, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses represent the following costs for the periods (dollars in millions):

	Quarter Ended
	June 30, 2010		Increase (Decrease)		September 30, 2010
	Amount	% of Revenue			Amount	% of Revenue

Selling, general and administrative expenses:
Total wages, benefits and contract labor	$21.1	4.7%	$0.8	0.4%	$21.9	4.9%
Contracted services	3.6	0.8	0.1	2.8	3.7	0.8
Provision for doubtful accounts	4.6	1.0	(0.1)	(2.2)	4.5	1.0
Supplies	1.7	0.4	(0.2)	(11.8)	1.5	0.3
Travel expenses	1.3	0.3	(0.2)	(15.4)	1.1	0.3
Professional fees	1.5	0.3	0.9	60.0	2.4	0.5
Stock-based compensation	1.7	0.4	(0.9)	(52.9)	0.8	0.2
Depreciation	2.4	0.5	-	-	2.4	0.5
Rent	1.1	0.2	(0.2)	(18.2)	0.9	0.2
Maintenance	0.6	0.1	-	-	0.6	0.1
Other costs	3.4	0.9	0.1	2.9	3.5	0.9

Total selling, general and administrative expenses	$43.0	9.6%	$0.3	0.7%	$43.3	9.7%

Total labor costs increased $0.8 million for the three months ended September 30, 2010, over the three months ended June 30, 2010, due to increased costs for contract labor. Stock-based compensation decreased $0.9 million primarily related to a reduction in employee performance based compensation. Other costs within selling, general and administrative expenses increased $0.4 million during the three months ended September 30, 2010, over the three months ended June 30, 2010.

Depreciation and Amortization

Depreciation expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	June 30,		September 30,
	2010		2010
	Amount	% of Revenues	Amount	% of Revenues

Leasehold improvements	$0.4	0.1%	$0.5	0.1%
Equipment and software	4.1	0.9	4.2	0.9
Leased equipment	0.2	NM	0.1	NM

Total depreciation expense	$4.7	1.0%	$4.8	1.0%

Depreciation expense recorded in cost of goods sold	$2.3	0.5%	$2.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.4	0.5	2.4	0.5

Total depreciation expense	$4.7	1.0%	$4.8	1.0%

Total capital additions	$2.9	0.6%	$3.7	0.8%

Amortization expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	June 30,		September 30,
	2010		2010
	Amount	% of Revenues	Amount	% of Revenues

Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.4	0.1
Customer relationships	1.5	0.3	1.4	0.3

Total amortization expense	$2.4	0.5%	$2.2	0.5%

Integration, Merger, and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger, and acquisition related costs and other charges incurred by the Corporation (dollars in millions, except per share amounts):

	Quarter Ended
	June 30,	September 30,
	2010	2010
Integration costs:
Pre-Pharmacy Transaction litigation matters	$5.0	$-
Professional and advisory fees	1.3	0.7
General and administrative	0.2	0.1
Employee costs	0.1	0.2
Severance costs	0.1	0.4
Facility costs	0.2	-
Other costs	-	0.1

	6.9	1.5

Acquisition costs:
Professional and advisory fees	0.3	0.5
General and administrative	0.6	0.1
Employee costs	0.2	-
Facility costs	1.2	0.1
Other costs	-	0.2

	2.3	0.9

Total integration, merger and acquisition related costs and other charges	$9.2	$2.4

Negative effect on diluted earnings per share	$(0.18)	$(0.05)

The Corporation incurred integration, merger, and acquisition related costs and other charges during the three month periods presented, related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during the remainder of fiscal 2010 and fiscal 2011. During the second quarter 2010 the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to the 2007 Pharmacy Transaction. The Corporation believes the estimated liability is still appropriate as of September 30, 2010.

For the three months ended September 30, 2010, the Corporation incurred costs of $0.9 million for acquisition related costs. Costs were lower than incurred during the three months ended June 30, 2010 due to the integration of the Integrity Pharmacy Services Acquisition into our existing pharmacy locations that occurred during the beginning of the year. There were no such integrations during the three months ended September 30, 2010.

Interest Expense

Interest expense represents the following costs for the periods (dollars in millions):

	Quarter Ended
	June 30,	September 30,
Interest Expense, net:	2010	2010
	Amount	Amount
Term Debt	$0.7	$0.7
Revolving Credit Facility	0.1	0.1

Subtotal	0.8	0.8
Other:
Interest income	(0.1)	-
Amortization of deferred financing fees	0.1	0.1

Total interest expense, net	$0.8	$0.9

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.30%	0.31%
LIBOR - 1 month, at beginning of period	0.25%	0.35%
LIBOR - 1 month, at end of period	0.35%	0.26%
LIBOR - 3 months, at beginning of period	0.29%	0.53%
LIBOR - 3 months, at end of period	0.54%	0.29%

The margin over LIBOR under the Corporation’s Credit Facility was 0.75% and 1.00% during the three months ended June 30, 2010 and September 30, 2010, respectively.

Tax Provision

The tax provision for the periods presented was as follows (dollars in millions):

	Quarter Ended
	June 30, 2010	September 30, 2010
Provision for income taxes	$0.9	$3.2

Total provision as a percentage of income before income taxes	40.8%	40.5%

The decrease in the provision as a percentage of income before income taxes for the three months ended September 30, 2010, compared to the three months ended June 30, 2010, was due primarily to a reduction in non-deductible expenses.

Liquidity and Capital Resources

The following compares the Corporation’s Statements of Cash Flows for the three months ended June 30, 2010 and September 30, 2010 (dollars in millions):

	Quarter Ended
	June 30, 2010	September 30, 2010
Cash flows provided by operating activities:
Net income	$1.3	$4.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.7	4.8
Amortization	2.4	2.2
Integration, merger and acquisition related costs and other charges	0.4	0.1
Stock-based compensation	1.7	0.8
Amortization of deferred financing fees	0.1	0.1
Deferred income taxes	0.9	3.4
Loss on disposition of equipment	0.1	0.1
Other	(0.1)	-
Change in operating assets and liabilities:
Accounts receivable, net	3.5	6.7
Inventory	(1.2)	3.1
Prepaids and other assets	(1.2)	2.2
Accounts payable	6.8	(4.6)
Salaries, wages and other compensation	(1.9)	(0.6)
Other accrued and long-term liabilities	3.1	0.4

Net cash provided by operating activities	20.6	23.5

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(2.9)	(3.7)
Acquisitions	-	(3.5)

Net cash used in investing activities	(2.9)	(7.2)

Cash flows used in financing activities:
Repayments of capital lease obligations	(0.2)	(0.1)
Issuance of common stock	0.2	-
Treasury stock at cost	-	(10.5)
Tax shortfall from stock-based compensation	-	(0.2)

Net cash used in financing activities	-	(10.8)

Change in cash and cash equivalents	17.7	5.5
Cash and cash equivalents at beginning of period	73.5	91.2

Cash and cash equivalents at end of period	$91.2	$96.7

Supplemental information:
Cash paid for interest	$0.7	$0.8

Cash paid for taxes	$0.5	$0.1

Supplemental schedule of non-cash activities:
Integrity working capital adjustment	$(0.3)	$-

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to provide reasonable assurance that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We encourage you to read these risk factors in their entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. During the three months ended September 30, 2010, the Corporation repurchased 1,327,803 shares for an aggregate purchase price, including commissions, of $10.5 million at an average purchase price of $7.90 per share.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 3,826 shares of certain vested awards for an aggregate price of less than $0.1 million, during the three months ended September 30, 2010. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased			Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)		Approximate Dollar Value of Shares that may yet be Purchased under the Program
							(in millions)
July 1, 2010 - July 31, 2010	-		$	-	-	$	25.0
August 1, 2010 - August 31, 2010	931,629	(1)		7.44	927,803		18.1
September 1, 2010 - September 30, 2010	400,000			8.97	400,000		14.5

(1)	The Corporation repurchased 3,826 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Corporation announced a share repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

2.3	Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor

3.1	Certificate of Incorporation of Regulation, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant (2)

4.1	Specimen Common Stock Certificate of the Registrant (3)

10.59	New Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, as incorporated by reference.
(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: November 4, 2010	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and
Director

Date: November 4, 2010	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and
Chief Financial Officer

Date: November 4, 2010	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.3	Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor

10.59	New Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002