Form 10-K
period 2010-12-31
PharMerica CORP
filed 2011-02-24
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2010 was $440,928,380.

Class of Common Stock	Outstanding at February 18, 2011
Common stock, $0.01 par value	29,360,872 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant’s definitive proxy statement for the 2011 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

PHARMERICA CORPORATION

FORM 10-K

Part I

Item 1. Business

Overview

The Corporation was formed on October 23, 2006, by Kindred Healthcare, Inc. (“Kindred” or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

On November 4, 2010, the Corporation acquired substantially all of the assets and assumed selected vendor contracts of Chem Rx Corporation and certain of its wholly-owned subsidiaries (collectively, “Chem Rx”). The Corporation’s primary purpose in acquiring Chem Rx was to expand the Corporation’s long-term care business into the New York and New Jersey markets. The acquisition of Chem Rx was made pursuant to Section 363 of the United States Bankruptcy Code (“Bankruptcy Code”).

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and also provide management pharmacy services to hospitals. The Corporation operates 97 institutional pharmacies in 43 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

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

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in a 15 to 30 day supply. Unit dose medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents.

Our computerized dispensing and delivery systems are designed to improve efficiency and control over distribution of medications to patients and residents. We provide computerized physician orders and medication administration records for patients or residents on a monthly basis as requested. Data from these records are formulated into monthly management reports on patient and resident care and quality assurance. This system improves efficiencies in nursing time, reduces drug waste, and helps to improve patient outcomes.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. On September 30, 2008, the United States Department of Health and Human Services (“HHS”) Office of Inspector General published OIG Supplemental Compliance Program Guidance for Nursing Homes. With quality of care being the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains new compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

Local providers also provide these services.

Medical Records

The Corporation provides medical records services, which includes the completion and maintenance of medical record information for patients in the Corporation’s customer’s facilities. The medical records services include:

•	Real-time access to medication and treatment administration records, physician order sheets and psychotropic drug monitoring sheets;

•	Online ordering to save time and resources;

•	A customized database with the medication profiles of each resident’s medication safety, efficiency and regulatory compliance;

•	Web-based individual patient records detailing each prescribed medicine; and

•	Electronic medical records to improve information to make it more legible and instantaneous.

Ancillary Services

The Corporation provides intravenous drug therapy products and services to its customers. We provide intravenous (“IV” or infusion therapy) products and services for these client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy, or other drugs in solution) and the intravenous administration of the product.

We prepare the product to be administered using proper equipment in an aseptic environment and then deliver the product to the facilities for administration by the nursing staff. Proper administration of IV drug therapy requires a highly trained nursing staff. Upon request, our nurse consultants provide an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV therapy program.

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

Our Business Focus

Focusing on Client Retention and Customer Service. We will focus on consistently providing quality pharmaceutical services to our customers at competitive prices and delivery of prescriptions in a timely and effective manner. Our business seeks to implement innovative and cost-effective solutions to improve the provision of medication to our customers and the residents and patients that they serve.

Driving Organic Sales. We aim to grow our business through expansion in our existing markets and by servicing new customers. We intend to grow organically. We believe our industry has underlying market growth potential attributable to both an increase in drug utilization as well as the general aging population of the United States.

Acquiring Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 43 states. We believe there are growth opportunities in several other markets. There are numerous businesses in our market, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire these companies. Since its formation, the Corporation has acquired five institutional pharmacy businesses.

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

At December 31, 2010, we had contracts to provide pharmacy services to 363,844 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the year ended December 31, 2010, Kindred institutional pharmacy contracts represented approximately 10.0% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At December 31, 2010, the Corporation provided hospital pharmacy management services to Kindred and other customers at 90 locations. For year ended December 31, 2010, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

Suppliers/Inventory

At the consummation of the Pharmacy Transaction, the Corporation entered into a prime vendor agreement with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen. On January 4, 2011, the prime vendor agreement was amended and restated (“Prime Vendor Agreement”). The Prime Vendor Agreement became effective on January 1, 2011, superseded in its entirety the prior agreement and it expires September 30, 2013. Under the Prime Vendor Agreement the Corporation will purchase a certain percentage of the Corporation’s prescription pharmaceutical drugs from ABDC and will participate in ABDC’s generic formulary purchase program.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. We believe the generic dispensing rate will increase to over 80% over time as the result of a large number of patent expirations. Flomax, Mirapex, Lovenox, Exelon and Effexor XR, five brand drugs from the Corporation’s top 50 drug spend, converted to their generic alternative during the year ended December 31, 2010.

The following table summarizes the generic drug dispensing rate:

2008	2009	2010
70.7%	74.2%	75.5%

The following table summarizes the material brand-to-generic conversions in 2010 and expected to occur through 2015:

2010	2011	2012	2013	2014	2015
Mirapex (1Q)	Xalatan (1Q)	Seroquel (1Q)	Humalog (2Q)	Nexium (2Q)	Abilify (2Q)
Flomax (1Q)	Levaquin (2Q)	Lexapro (1Q)	Oxycontin (2Q)	Celebrex (2Q)	Zyvox (2Q)
Effexor XR (3Q)	Zyprexa (4Q)	Detrol (3Q)	Advair (3Q)	Renvela (3Q)	Namenda (2Q)
Exelon (3Q)	Lipitor (4Q)	Singulair (3Q)	Cymbalta (4Q)	Copaxone (4Q)
Lovenox (3Q)	Plavix (4Q)	Actos (3Q)
Aricept (4Q)		Geodon (3Q)
Prevacid ODT (4Q)		Diovan (3Q)
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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. For the years ended December 31, 2008, 2009 and 2010, rebates recorded as a reduction in cost of goods sold were $34.7 million, $34.1 million, and $37.2 million, respectively. The Corporation had $2.8 million, $3.0 million and $3.3 million of rebates capitalized in inventory as of December 31, 2008, 2009, and 2010, respectively.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $17.3 million, $11.5 million, and $11.1 million to Kindred under the terms of the IT Services Agreement for the years ended December 31, 2008, 2009, and 2010, respectively.

Sources of Pharmacy Revenues

We receive payment for our services from third party payers, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare providers, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients, brand to generic conversions and the rates and charges of reimbursement among payers. Changes in our customers’ censuses, the case mix of the patients, brand and generic dispensing rates, and the payer mix among private pay, Medicare Part D and Medicaid, will affect our profitability.

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

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2008		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$885.8	45.5%	$852.6	46.3%	$859.2	46.5%
Institutional healthcare providers	577.2	29.7	545.6	29.6	556.2	30.1
Medicaid	181.1	9.3	165.8	9.0	169.5	9.2
Private and other	133.2	6.8	122.4	6.6	107.3	5.8
Insured	101.4	5.2	91.5	5.0	89.8	4.9
Medicare	10.1	0.5	6.8	0.4	7.4	0.4
Hospital management fees	58.5	3.0	56.5	3.1	57.9	3.1

Total	$1,947.3	100.0%	$1,841.2	100.0%	$1,847.3	100.0%

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

Employees

As of December 31, 2010, we had approximately 6,400 employees which included approximately 1,000 part-time employees. As a result of the Chem Rx acquisition, the Corporation had 547 employees that were covered by collective bargaining agreements as of December 31, 2010. As of December 31, 2010, we employed approximately 1,700 licensed pharmacists. We believe that our relationships with our employees are good.

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

The Drug Enforcement Agency (the “DEA”), the U.S. Food and Drug Administration (the “FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. These laws impose a host of requirements on the pharmaceutical supply channel, including providers of institutional pharmacy services. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we must register with the DEA, file reports of inventories and transactions and provide adequate security measures. In addition, we are required to comply with all the relevant requirements of the Controlled Substances Act for the transfer and shipment of pharmaceuticals. The FDA, DEA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We have received all necessary regulatory approvals and believe that our pharmacy operations are in substantial compliance with applicable federal and state good manufacturing practice requirements.

Client long-term care facilities are separately required to be licensed in the states in which they operate and, if serving Medicaid or Medicare patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, as amended, which imposed strict compliance standards relating to quality of care for facility operations, including vastly increased documentation and reporting requirements.

On September 20, 2006, CMS issued revised guidance to surveyors of long term care facilities regarding the survey protocol for review of pharmacy services provided in long-term care facilities participating in the Medicare and Medicaid programs. The new guidelines, which became effective December 18, 2006, expanded the areas and detail in which surveyors are to assess pharmacy services at the facility, including ordering, acquiring, receiving, storing, labeling, dispensing and disposing of all medications at the facility; the provision of medication-related information to health care professionals and residents; the process of identifying and addressing medication-related issues through medication regimen reviews and collaboration between the licensed consultant pharmacist, the facility and other healthcare professionals; and the provision, monitoring and use of medication-related devices. The guidelines also emphasize the important role of consultative services of pharmacists in promoting safe and effective medication use through the coordination of all aspects of pharmacy services provided to all residents within a facility. In addition, on September 30, 2008, the OIG published OIG Supplemental Compliance Program Guidance for Nursing Facilities. With quality of care being the first risk area identified, the supplemental guidance is part of a series of government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contained new compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

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

These laws impact the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. With respect to the anti-kickback statute, the OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, none of which is material to us, may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. In addition, as a means of providing guidance to healthcare providers, the OIG issues a variety of sub-regulatory guidance including Special Fraud Alerts, Special Advisory Bulletins, Advisory Opinions, and other compliance guidance documents. This guidance does not have the force of law, but identifies features of arrangements or transactions that may indicate that the arrangements or transactions violate the anti kickback statute or other federal health care laws. While we believe our practices comply with the anti-kickback statute, we cannot assure our practices that are outside of a safe harbor will not be found to violate the anti-kickback statute.

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

The HIPAA privacy regulations apply to “protected health information,” or “PHI” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if PHI is improperly disclosed.

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

The American Recovery and Reinvestment Act of 2009, commonly known as the “Stimulus Package”, changed several aspects of HIPAA inc luding, without limitation, the following: (i) applies HIPAA security provisions and penalties to busienss associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary issued an interim final rule on Augsut 24, 2009 that requires notifications for certain breaches of PHI. A final rule has yet to be issued.

Stimulus Package

The Stimulus Package is a $787.0 billion federal bill intended to stimulate the economy through both tax cuts and increased government spending. Within this package there are a variety of healthcare-related provisions including (i) the $87.0 billion temporary increase in Medicaid Federal Medical Assistance Percentage (“FMAP”), and (ii) the $21.0 billion of funding to encourage adoption of certain health information technology. At this time, the Corporation is unable to fully evaluate the impact of the Stimulus Package to its business.

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation”. Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Part D coverage gap, which is otherwise known as the “Donut Hole”, (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products. The constitutionality of the 2010 Health Care Legislation has been challenged in several Federal courts. At this time, the courts have split on the constitutionality of the 2010 Health Care Legislation. These decisions have been appealed and are expected to eventually be collectively decided by the United States Supreme Court. Pending a final decision on the constitutionality of the legislation and the promulgation of regulations thereunder, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

FUL and AMP Changes

The 2010 Health Care Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition; i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes the FUL pursuant to the 2010 Health Care Legislation.

Manufacturers made their first reports of AMP to CMS in October 2010. CMS is reviewing the information reported by the manufacturers and has yet to revise the FUL based on its analysis of AMP.

Until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

Part D Coverage Gap

Starting on January 1, 2011, the Medicare Coverage Gap Discount Program (the “Program”) requires drug manufacturers to provide a 50% discount on the negotiated ingredient cost to certain Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee). In addition, the 2010 Health Care Legislation includes a requirement that closes or eliminates the coverage gap entirely by fiscal year 2020. The coverage gap will be eliminated by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary.

At this time, the Corporation is unable to fully evaluate the impact of the changes to the coverage gap to its business.

Short Cycle Dispensing

Pursuant to the 2010 Health Care Legislation, Prescription Drug Plans (“PDPs”), will be required under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. This short cycle dispensing provision will take effect on January 1, 2012. On November 22, 2010, CMS proposed regulations pursuant to the 2010 Health Care Legislation requiring pharmacies dispensing to long-term care facilities to dispense no more than 17-day supplies of brand-name medications covered by Part D except in limited circumstances (e.g. medications that are difficult to dispense in short-cycle form and medications that are dispensed to treat acute illnesses). Multiple stakeholders have commented extensively on these proposed regulations and requested significant changes and/or a delay to the implementation of short cycle dispensing.

Until the regulations become final the Corporation is unable to fully evaluate the impact of short cycle dispensing changes to its business. Depending on the ultimate outcome, short cycle dispensing could have a material adverse impact on the Corporation’s operating costs if the Corporation is not able to obtain increased reimbursement rates to cover such increased costs.

Biosimilar Biological Products

The 2010 Health Care Legislation creates a regulatory approval pathway for biosimilars (alternatively known as generics) for biological products. An innovator biological product will be granted 12 years of exclusivity. At this time, the Corporation is unable to fully evaluate the impact of the changes to biosimilars to its business.

Federal Trade Commission Red Flags Rule

Identity Theft Red Flags and Address Discrepancy Rules, referred to as the Red Flags Rule, require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identity theft. Because the Corporation does not require full payment at the time of service of a patient, it is considered a creditor for purposes of the Red Flags Rule. The Corporation has implemented a program under the Red Flags Rule to detect and respond to identity theft. Failure to implement a program can result in substantial monetary penalties.

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

We receive payment for our services from institutional healthcare providers, commercial Medicare Part D Plans, third party payers government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A, Part B and Part D Plans, Medicaid, insurance, and other private payers (including managed care).

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation did not participate in the bidding process. The Corporation will continue to evaluate whether it will participate in additional rounds of the bidding, which CMS has not yet scheduled.

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

In addition, we receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to “prefer, protect, or maintain” that manufacturer’s product selection by the long-term care pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required PDPs to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. The elimination or substantial reduction of manufacturer rebates, if not offset by other reimbursement, would have an adverse effect on our business.

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

Other

Average wholesale price, (“AWP”), is a pricing benchmark published by First DataBank, Inc. in its Blue Book, which provides drug databases, content integration software, and drug reference products. AWP has been widely used to calculate the majority of the Medicaid, Medicare Part A and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs.

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

Independent of the settlement and on the same schedule as the Blue Book AWP adjustment noted above, First DataBank applied the same 1.20 markup factor to all other NDCs, whose Blue Book AWP is set based upon a markup to WAC or direct price in excess of 1.20 times WAC. First DataBank will also independently discontinue publishing the Blue Book AWP data field for all drugs no later than September 26, 2011.

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

Risk Factors Relating to the Pharmacy Transaction

We may be charged for services and products from one of our former parents at amounts greater than those charged prior to the Pharmacy Transaction and those charged by third-parties.

Before the Pharmacy Transaction, our business was part of two separate public companies. Our former parent companies performed many corporate functions at costs that are less than those that are presently being charged. Kindred provides information technology services under the Information Technology Services Agreement. During the term of the Information Technology Services Agreement, we are not able to negotiate potentially better terms and thus this existing agreement could negatively impact our results of operations, financial position and competitive position.

Risk Factors Relating to Our Business

The integration of the remaining pharmacy locations and systems infrastructure including newly acquired pharmacies will be time consuming and could have a material adverse effect on our results of operations.

We will continue our information systems integration to one operating platform which will continue to be time consuming, may distract our management from our operations, may be disruptive to our customers and will be expensive, all of which could have a material adverse effect on our results of operations.

Financial soundness of our customers and suppliers may adversely affect our results of operations.

If our customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow.

Intense competition may erode our profit margins.

The distribution of pharmaceuticals to healthcare facilities is highly competitive. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, which provide services comparable to those offered by our pharmacies and which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. We also compete against regional and local pharmacies that specialize in long-term care. Many of our competitors have equal or greater resources and access to capital than the Corporation. In addition, local pharmacies have strong personal relationships with their customers. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants. Consolidation within the institutional pharmacy industry may also lead to increased competition. Competitive pricing pressures may adversely affect our earnings and cash flow.

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

Our operating revenue and profitability may suffer upon the occurrence of the loss of certain customers.

We have a number of customers that own or operate numerous facilities in our institutional pharmacy segment. In addition, our hospital segment revenues are primarily derived from one large multi-facility customer. If we are not able to continue these relationships or are only able to continue these relationships on less favorable terms than the ones currently in place, our operating revenues and results of operations would be materially impacted. There can be no assurance that these customers will not terminate all or a portion of their contracts with the Corporation.

Our operating revenue and profitability may suffer because of an increase in our generic dispensing rate.

A shift in prescriptions dispensed from brand-to-generic and a decline in generic reimbursement rates from the PDP/PBMs may affect our operating revenue. When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. This acceleration in the reimbursement reduction has resulted in margin compression much earlier than we have historically experienced. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on its results of operations.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, be required to pay substantial damages or make significant changes to our operations.

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

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates and charges. The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our customers, the number of drugs administered to patients, the mix of pharmaceuticals dispensed, whether the drugs are brand or generic, and the rates of reimbursement among payers. Changes in the number of drugs administered to patients, as well as payer mix among private pay, Medicare and Medicaid, in our customers’ facilities will significantly affect our earnings and cash flow.

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

Changes in Medicaid Reimbursement

The 2010 Health Care Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition; i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes the FUL as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

Manufacturers made their first reports of AMP to CMS in October 2010. CMS is reviewing the information reported by the manufacturers and has yet to revise the FUL based on its analysis of AMP.

Until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

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

The Corporation may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Corporation’s reputation with customers, which could have a material adverse effect upon our financial condition, results of operations, and liquidity.

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

We could be adversely affected by the continuing efforts of government and private payers to contain healthcare costs. To reduce healthcare costs, payers seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payer programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payer mix and growth in operating expenses in excess of increases, if any, in payments by third party payers. For instance, the short cycle dispensing requirements set forth in the Patient Protection and Affordable Care Act, which would become effective January 2012, could impact our revenues and our profitability if the costs associated therewith are not fully reimbursed by the appropriate payers.

Healthcare reform could adversely affect the liquidity of our customers which would have an adverse effect on their ability to make timely payments to us for our products and services.

Healthcare reform and legislation may have an adverse effect on our business through decreasing funds available to our customers. Limitations or restrictions on Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. This inability could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

Managed care organizations and other third-party payers have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, private payers, including managed care payers, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our liquidity and results of operations could be materially and adversely affected.

Possible changes in, or our failure to satisfy our manufacturers’ rebate programs could adversely affect our results of operations.

We currently earn rebates from certain manufacturers of pharmaceutical products for meeting tiered market share and purchase volumes. There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates or that they will not change the terms upon which rebates are offered. A decrease in prescription volumes dispensed or a decrease in the number of brand drugs used by the geriatric population could affect our ability to satisfy our manufacturers’ rebate programs. The termination of such programs or our failure to satisfy the criterion for earning rebates may have an adverse affect on our cost of goods sold, financial condition, results of operations and liquidity.

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

We must comply with extensive federal and state requirements regarding the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, referred to as HIPAA, was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, to enhance the privacy and security of personal health information and to simplify healthcare administrative processes. HIPAA requires the adoption of standards for the exchange of electronic health information. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on our results of operations, financial condition, and liquidity.

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses in new geographic markets. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, investments or strategic alliances, not all of which, if any, will be consummated. Our acquisition program and strategy has and may lead us to contemplate acquisitions of companies in bankruptcy, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations. Our growth plans rely, in part, on the successful completion of future acquisitions. If we are unsuccessful, our business would suffer.

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

We are required to purchase a substantial amount of our pharmaceutical products from AmerisourceBergen, pursuant to the Prime Vendor Agreement. If AmerisourceBergen fails to deliver products in accordance with the Prime Vendor Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial position, results of operations and liquidity. In addition, under the terms of the Prime Vendor Agreement, we are unable to negotiate potentially better pricing and other terms with other drug distributors which could negatively impact our competitive position.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of drugs from our pharmacies. These volumes are the basis for our net revenues and profitability. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

We could be required to record a material non-cash charge to income if our recorded intangible assets are impaired, or if we shorten intangible asset useful lives.

We have $102.2 million of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2010. Our intangible assets primarily represent the value of client relationships that were recorded from past acquisitions. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. An intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations. For the year ended December 31, 2008, we incurred a pre-tax impairment charge of $14.8 million or $0.30 earnings per diluted share as a result of a review of our lost customer base of pre-Pharmacy Transaction assets.

We primarily obtain our information services from one provider. Failure to provide information services in a timely manner could cause delays in the delivery of our services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

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

The market price and trading volume of our common stock may be volatile.

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

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay or prevent a change of control that stockholders favor.

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

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our business in new geographic markets. Our growth plans rely, in part, on the successful completion of future acquisitions. At any particular time, we may need to finance such acquisitions and strategic alliances with borrowings from our senior secured credit facility. The financial markets are very volatile and certain participants in our senior secured credit facility may not be able to participate in funding their commitments under the revolving line of credit. If we are unsuccessful in obtaining the financing, our business would be impacted.

We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of December 31, 2010, we had outstanding debt of $245.6 million, all of which was subject to variable rates of interest. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

We have indebtedness, which restricts our ability to pay dividends and has a negative impact on our financing options and liquidity.

We have $245.6 million in indebtednesses outstanding as of December 31, 2010 under our senior secured credit facility and revolver.

The credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness. The senior secured credit facility also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios, including a maximum of debt to EBITDA ratio. The senior secured credit facility limits our ability to declare and pay dividends or other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board of directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board of directors may deem relevant. The amount of this outstanding indebtedness could limit our ability to pay dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes. A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

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

The ability to successfully renegotiate the Credit Agreement could adversely affect the Corporation’s liquidity.

The Corporation’s Credit Agreement is scheduled to expire on July 31, 2012. The Corporation is discussing a new facility with potential lenders, but there can be no assurance that it will be able to enter into a new agreement or that a new agreement will have terms similar to the existing agreement.

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

We entered into a senior secured credit facility providing for both term and revolving credit borrowings. Our ability to make payments on our existing and future debt and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is largely subject to general economic, financial, competitive, regulatory, legislative and other factors that are beyond our control. Cost containment and lower reimbursement levels relative to increases in cost by third party payers, including federal and state governments, could have a significant negative impact on our business and on our cash flows. Our operating margins continue to be under pressure because of continuing reimbursement and regulatory changes and growth in our operating expenses, such as product and labor costs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities including offices and key operating facilities (e.g. institutional pharmacies) in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. In addition to the institutional pharmacies listed below, the Corporation also has four facilities throughout the nation with several overhead and administrative functions. As of December 31, 2010, all facilities were leased. We consider all of these facilities to be suitable, adequate, and are utilized at full capacity by the institutional pharmacy business segment.

The following table presents certain information with respect to operating leases of our institutional pharmacies identified by the Corporation as properties as of December 31, 2010:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage
Alabama	2	7,200	Mississippi	1	11,600
Arizona	2	21,436	Missouri	1	4,090
Arkansas	1	6,850	Montana	1	2,440
California	10	100,451	Nebraska	1	5,120
Colorado	2	14,067	Nevada	1	7,000
Connecticut	1	15,600	New Hamphire	1	7,500
Delaware	1	5,616	New Jersey	1	14,309
Florida	7	77,254	New Mexico	1	4,798
Georgia	2	32,800	New York	2	56,738
Hawaii	5	15,506	North Carolina	4	26,950
Idaho	1	5,750	Ohio	3	22,051
Illinois	1	15,256	Pennsylvania	9	59,388
Indiana	1	20,386	Rhode Island	1	7,800
Iowa	1	6,250	South Dakota	2	12,050
Kansas	1	9,977	Tennessee	3	28,862
Kentucky	2	43,500	Texas	10	73,654
Louisiana	1	4,914	Utah	1	8,002
Maine	1	10,200	Virginia	3	23,647
Maryland	1	10,744	Washington	2	14,792
Massachusetts	1	53,111	West Virginia	1	1,419
Michigan	2	13,185	Wisconsin	1	10,700
Minnesota	1	13,871

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

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our only class of common equity is our $0.01 par value common stock, which trades on the NYSE under the symbol “PMC.” Trading in our common stock commenced on the NYSE on August 1, 2007. Prior to that time, there was no public trading market for our common stock.

The following table sets forth the high and low closing prices per share during the period and the closing price of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low	Close
Fiscal 2009
First Quarter	$19.38	$14.51	$16.64
Second Quarter	$19.86	$15.99	$19.63
Third Quarter	$21.47	$18.57	$18.57
Fourth Quarter	$18.49	$14.59	$15.88

Fiscal 2010
First Quarter	$18.94	$16.23	$18.22
Second Quarter	$20.71	$14.49	$14.66
Third Quarter	$14.36	$6.93	$9.53
Fourth Quarter	$11.83	$9.40	$11.45

Stockholders

As of February 18, 2011, we had approximately 2,739 stockholders of record of the Corporation’s common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

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

Securities authorized for issuance under equity compensation plans

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

The following table sets forth equity compensation plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,713,598 (1)	$ 16.28 (2)	4,214,058 (3)

See Note 9 to the Consolidated Financial Statements for information regarding the material features of the Omnibus Plan.

(1) Includes the following:

•	2,223,743 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;

•	312,233 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan;

•	88,810 shares of common stock to be issued upon vesting of restricted stock awards under the Omnibus Plan; and

•	88,812 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 489,855 shares of common stock potentially to be issued under performance share units and restricted stock units.

(3) The 4,214,058 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 4,118,502.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Index for the period from August 1, 2007 to December 31, 2010. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on August 1, 2007 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
August 1, 2007	$100	$100	$100
September 30, 2007	86	104	104
December 31, 2007	80	100	104
March 31, 2008	96	90	92
June 30, 2008	131	87	90
September 30, 2008	130	79	90
December 31, 2008	91	62	79
March 31, 2009	96	54	72
June 30, 2009	114	63	78
September 30, 2009	108	72	85
December 31, 2009	92	76	92
March 31, 2010	136	80	91
June 30, 2010	106	70	80
September 30, 2010	63	80	87
December 31, 2010	66	86	91

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock.

During 2010, the Corporation purchased a total of 1,336,817 shares of its common stock.

Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. During the year ended December 31, 2010, the Corporation repurchased 1,327,803 shares for an aggregate purchase price, including commissions, of $10.5 million at an average purchase price of $7.90 per share.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 9,014 shares of certain vested awards for an aggregate price of less than $0.1 million, during the year ended December 31, 2010. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2010:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
					(in millions)
October 1, 2010—October 31, 2010	—		$—	—	$14.5
November 1, 2010—November 30, 2010	5,188	(1)	11.07	—	14.5
December 1, 2010—December 31, 2010	—		—	—	14.5

(1)	The Corporation repurchased 5,188 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Corporation announced a share repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program during the three months ended December 31, 2010.

Item 6. Selected Financial Data

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

	Years Ended December 31,
	2006 (1)	2007 (1)	2008	2009	2010
Statement of operations data:
Revenues	$652.6	$1,217.8	$1,947.3	$1,841.2	$1,847.3
Cost of goods sold	557.9	1,044.0	1,660.0	1,565.7	1,607.0

Gross profit	94.7	173.8	287.3	275.5	240.3
Selling, general and administrative	67.3	169.3	216.8	190.8	180.6
Amortization expense	3.4	5.0	6.5	9.0	9.3
Impairment of intangible assets	—	—	14.8	—	—
Integration, merger and acquisition related costs and other charges	2.9	29.8	26.7	5.2	14.6

Operating income (loss) (2)	$21.1	$(30.3)	$22.5	$70.5	$35.8

Net income (loss)	$12.8	$(24.1)	$5.0	$42.2	$19.2

Earnings (loss) per common share: (3)
Basic	NM	$(1.13)	$0.17	$1.39	$0.64
Diluted	NM	$(1.13)	$0.17	$1.39	$0.64
Adjusted earnings per diluted share (4)	NM	$0.52	$1.00	$1.30	$0.93
Shares used in computing earnings (loss) per common share:
Basic	NM	21.3	30.1	30.3	30.0
Diluted	NM	21.3	30.2	30.4	30.1
Balance sheet data:
Cash and cash equivalents	$3.7	$32.0	$41.3	$51.2	$10.8
Working capital	$79.2	$268.6	$272.3	$312.8	$270.2
Goodwill	$45.2	$111.3	$113.7	$140.1	$193.9
Intangible assets, net	$38.0	$77.5	$73.4	$90.8	$102.2
Total assets	$236.8	$680.1	$679.2	$724.3	$759.9
Long-term debt	$—	$250.0	$240.0	$240.0	$245.6
Total stockholders’ equity	$198.3	$309.2	$319.8	$370.9	$384.4

Supplemental information:
Adjusted EBITDA (4)	$32.8	$44.5	$92.5	$102.7	$78.5
Adjusted EBITDA Margin (4)	5.0%	3.7%	4.8%	5.6%	4.2%
Adjusted EBITDA per prescription dispensed (4)	$2.59	$1.80	$2.29	$2.63	$2.08
Net cash provided by operating activities	$10.0	$36.3	$65.7	$85.0	$98.2
Net cash used by investing activities	$(25.0)	$(22.0)	$(47.4)	$(76.1)	$(133.2)
Net cash provided by (used in) financing activities	$17.3	$14.0	$(9.0)	$1.0	$(5.4)
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	12,644	24,751	40,319	39,037	37,826
Revenue per prescription dispensed	$47.63	$46.99	$46.85	$45.72	$47.31
Gross profit per prescription dispensed	$6.65	$6.57	$6.85	$6.84	$6.15
Institutional pharmacy gross margin	14.0%	14.0%	14.6%	15.0%	13.0%
Generic drug dispensing rate	NA	67.4%	70.7%	74.2%	75.5%
Customer licensed beds under contract:
Beginning of period	93,282	102,347	336,759	321,068	313,873
Additions	19,567	260,085	21,398	35,921	95,949
Losses and other	(10,502)	(25,673)	(37,089)	(43,116)	(45,978)

End of period	102,347	336,759	321,068	313,873	363,844

Hospital management contracts serviced	81	86	84	86	90

(1)	The historical periods of the Corporation exclude the results of PharMerica LTC for the year ended December 31, 2006. For the year ended December 31, 2007, PharMerica LTC is included beginning August 1, 2007. See Note 1 of Notes to Consolidated Financial Statements—“Pharmacy Transaction”.
(2)	Includes depreciation expense of $5.4 million, $15.6 million, $22.0 million, $18.0 million and $18.8 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.
(3)	The Corporation has never declared a cash dividend. Earnings (loss) per share in whole dollars and cents.
(4)	See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and reconciliation.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Years Ended December 31,
	2006	2007	2008	2009	2010
Net income (loss)	$12.8	$(24.1)	$5.0	$42.2	$19.2
Add:
Interest expense, net	(0.1)	7.2	14.2	9.4	3.6
Integration, merger and acquisition related costs and other charges	2.9	29.8	26.7	5.2	14.6
Provision (benefit) for income taxes	8.4	(13.4)	3.3	18.9	13.0
Effect of change in estimate on cost of goods sold	—	(3.1)	—	—	—
Effect of change in estimate on allowance for doubtful accounts	—	27.9	—	—	—
Impairment of intangible assets	—	—	14.8	—	—
Depreciation and amortization expense	8.8	20.2	28.5	27.0	28.1

Adjusted EBITDA	$32.8	$44.5	$92.5	$102.7	$78.5

Adjusted EBITDA Margin	5.0%	3.7%	4.8%	5.6%	4.2%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2006	2007	2008	2009	2010
Adjusted EBITDA	$32.8	$44.5	$92.5	$102.7	$78.5
Interest expense, net	0.1	(7.2)	(14.2)	(9.4)	(3.6)
(Provision) benefit for income taxes	(8.4)	13.4	(3.3)	(18.9)	(13.0)
Effect of change in estimate on cost of goods sold	—	3.1	—	—	—
Effect of change in estimate on allowance for doubtful accounts	—	(27.9)	—	—	—
Integration, merger and acquisition related costs and other charges	(2.9)	(22.6)	(22.2)	(4.8)	(14.0)
Provision for bad debt	7.3	44.1	24.7	16.6	18.5
Stock-based compensation	0.9	1.5	4.9	4.6	4.8
Amortization of deferred financing fees	—	0.2	0.4	0.4	0.6
Loss on disposition of equipment	0.5	0.1	0.2	0.3	0.3
Deferred income taxes	(1.6)	(13.4)	2.8	19.7	12.3
Other	(3.5)	(0.9)	(0.5)	(0.3)	—
Changes in assets and liabilities	(15.2)	1.4	(19.6)	(25.9)	13.8

Net Cash Flows from Operating Activities	$10.0	$36.3	$65.7	$85.0	$98.2

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, and favorable impact on tax ruling as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, and favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The integration, merger and acquisition related costs and other charges, impairment on intangible assets and favorable impact of tax rate matters excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	Years Ended December 31,
	2006	2007	2008	2009	2010

Earnings per diluted share	NM	$(1.13)	$0.17	$1.39	$0.64
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	NM	—	0.30	—	—
Integration, merger, and acquisition related costs and other charges	NM	0.90	0.53	0.10	0.29
Effect of change in estimate on cost of good sold	—	(0.09)	—	—	—
Effect of change in estimate on allowance for doubtful accounts	—	0.84	—	—	—
Tax rate matters	NM	—	—	(0.19)	—

Adjusted earnings per diluted common share after impact of above items	NM	$0.52	$1.00	$1.30	$0.93

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

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

•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;

•	Corporation’s ability to successfully renegotiate its Credit Agreement;

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

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;

•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•

the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;

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

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 97 institutional pharmacies in 43 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

The institutional pharmacy services business is highly competitive. Competition is a significant factor that can impact the Corporation’s overall financial results, pricing to customers, and bed retention. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by the Corporation’s pharmacies. These pharmacies may have greater financial and other resources than we do and may be more established in the markets they serve than we are. The Corporation also competes against regional and local pharmacies that specialize in the highly-fragmented long-term care markets. In the future some of the Corporation’s customers may seek to in-source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

A variety of factors are affecting the institutional pharmacy industry. With an aging population and the extension of drug coverage to a greater number of individuals through Medicare Part D, the consumption of pharmaceuticals by residents of long-term care facilities is likely to increase in the future. In addition, individuals are expected to enter assisted living facilities, independent living facilities and continuing care retirement communities at increasing rates. Under Medicare Part D, eligible individuals may choose to enroll in various Medicare Part D Plans to receive prescription drug coverage. Each Medicare Part D Plan determines a distinct formulary for the long-term care residents enrolled in its plan. Accordingly, institutional pharmacies have incurred increased administrative costs to manage each Part D Plan’s formulary, reimbursement and administrative processes for their long-term care enrollees. Institutional pharmacies may continue to experience increased administrative burdens and costs due to the greater complexity of the requirements for drug reimbursement, including costs associated with the short cycle dispensing requirements which take effect January 1, 2012. Medicare Part D also requires increased choices for patients with respect to complex drug categories and therapeutic interchange opportunities. Institutional pharmacies may realize increased revenue by providing long-term care residents with specialized services in these areas. Continued industry consolidation may also impact the dynamics of the institutional pharmacy market.

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

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2010, and the actual diluted shares.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDP’s”) under Medicaid Part D, long-term care institutions, the respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due a credit for such returns.

Our allowances for doubtful accounts, included in our balance sheets at December 31, 2009 and 2010, were $40.2 million and $36.5 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements was as follows (dollars in millions):

	Amount	% of Revenues
2008
March 31	$5.2	1.1%
June 30	5.5	1.1
September 30	7.2	1.5
December 31	6.8	1.4
2009
March 31	$7.1	1.5%
June 30	3.6	0.8
September 30	2.5	0.5
December 31	3.4	0.8
2010
March 31	$3.8	0.8%
June 30	4.6	1.0
September 30	4.5	1.0
December 31	5.6	1.1

Included in the $5.6 million quarterly provision for doubtful accounts was $1.0 million related to the ChemRx business. Excluding the $1.0 million for Chem Rx, our quarterly provision would have been $4.6 million and would still have approximated 1.1% of revenues.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2008	2009	2010
March 31	39.7	42.4	40.5
June 30	40.7	42.0	40.4
September 30	41.1	42.1	40.3
December 31	42.0	42.9	39.1

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

Sensitivity Analysis

If our provision as a percent of institutional revenue increases 0.10%, our after tax income would decrease by approximately $1.1 million or $0.04 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections at the regional business offices, payer mix and trends in federal and state regulations.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts -(continued)

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2008
March 31	$44.3	$261.6	16.9%
June 30	45.2	262.0	17.3
September 30	45.8	266.6	17.2
December 31	46.5	265.8	17.5
2009
March 31	$49.1	$267.8	18.3%
June 30	50.4	260.6	19.3
September 30	46.3	261.6	17.7
December 31	40.2	255.5	15.7
2010
March 31	$37.6	$241.8	15.6%
June 30	37.1	237.6	15.6
September 30	38.1	231.9	16.4
December 31	36.8	263.3	14.0%

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our allowance for doubtful accounts.

The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt.

For the year ended December 31, 2008, the Corporation recognized an allowance for accounts receivable of $0.3 million from an acquisition. Beginning January 1, 2009 any receivables acquired were recognized at fair value, therefore, there is no allowance on receivables acquired during the years ended December 31, 2009 and 2010. Included in the $263.3 million Gross Accounts Receivable as of December 31, 2010 are accounts receivable acquired from Chem Rx of approximately $33.1 million and from Lone Star of approximately $6.7 million. Excluding the Gross Accounts Receivable acquired the percentage of allowance to Gross Accounts Receivable would have been 16.4%.

Assumptions/Approach Used

The following table shows our summarized aging categories by quarter:

	0 to 60 days	61 to 120 days	Over 120 Days
2008
March 31	68.7%	14.2%	17.1%
June 30	63.2%	19.7%	17.1%
September 30	62.0%	19.1%	18.9%
December 31	64.1%	18.1%	17.8%
2009
March 31	63.1%	17.4%	19.5%
June 30	64.3%	17.0%	18.7%
September 30	63.6%	17.1%	19.3%
December 31	64.9%	17.1%	18.0%
2010
March 31	66.2%	17.8%	16.0%
June 30	65.7%	18.0%	16.3%
September 30	62.9%	19.2%	17.9%
December 31	64.5%	19.8%	15.7%

On a monthly basis, the Corporation performs a comprehensive assessment of its reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considers recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history.

Sensitivity Analysis

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the years ended December 31, 2008, 2009, and 2010 are as follows:

	2008	2009	2010
	% of Revenues	% of Revenues	% of Revenues
Medicare Part D	45.5%	46.3%	46.5%
Institutional healthcare providers	29.7	29.6	30.1
Medicaid	9.3	9.0	9.2
Private and other	6.8	6.6	5.8
Insured	5.2	5.0	4.9
Medicare	0.5	0.4	0.4
Hospital management fees	3.0	3.1	3.1

Total	100.0%	100.0%	100.0%

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2008, 2009, and 2010 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2008	2009	2010	2008	2009	2010
Medicare Part D	46.2%	45.9%	46.8%	44.7%	45.5%	45.8%
Institutional healthcare providers	29.6	30.1	30.4	30.1	30.1	30.5
Medicaid	9.6	9.3	8.7	9.2	9.2	8.9
Private and other	6.2	6.2	5.7	7.0	6.8	6.1
Insured	4.8	5.0	4.9	5.4	4.9	5.1
Medicare	0.6	0.3	0.5	0.5	0.4	0.4
Hospital management fees	3.0	3.2	3.0	3.1	3.1	3.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2008	2009	2010	2008	2009	2010
Medicare Part D	45.1%	45.9%	46.2%	45.9%	48.0%	47.1%
Institutional healthcare providers	29.2	29.2	30.0	29.7	29.0	29.7
Medicaid	9.5	9.1	8.9	8.9	8.4	10.1
Private and other	7.3	7.5	6.0	6.9	6.2	5.5
Insured	5.3	5.0	5.0	5.3	5.0	4.5
Medicare	0.6	0.3	0.4	0.4	0.4	0.3
Hospital management fees	3.0	3.0	3.5	2.9	3.0	2.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Under Medicare Part D, institutional residents who are dual eligible have co-payments due from the responsible party for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDP’s are responsible for reimbursement.

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

Sensitivity Analysis

If our reimbursement declined and our revenues were negatively impacted 0.25%, the impact on net income would be $2.8 million or $0.09 per diluted share.

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

At December 31, 2009 and 2010, our inventory on our consolidated balance sheets was as follows (dollars in millions):

•	2009 $79.8

•	2010 $88.6

Our annualized inventory turns were as follows:

	2008	2009	2010
March 31	16.4	16.7	15.7
June 30	16.1	16.8	15.5
September 30	16.5	16.7	15.3
December 31	16.5	15.8	15.6

We receive rebates on purchases from various vendors and suppliers.

Rebates included in our income statements were as follows (dollars in millions):

	2008	2009	2010
March 31	$9.6	$6.2	$9.5
June 30	9.9	7.8	9.1
September 30	8.0	9.0	8.7
December 31	7.2	11.1	9.9

	$34.7	$34.1	$37.2

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

If our rebates received were to be reduced by 1.0%, the effect on net income for the year ended December 31, 2010 would have been a decrease of $0.2 million, or $0.01 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our consolidated balance sheets as of December 31, 2009 and 2010 was as follows (dollars in millions):

•	2009 $140.1

•	2010 $193.9

Our net intangible assets, included in our consolidated balance sheets as of December 31, 2009 and 2010 were as follows (dollars in millions):

	2009	2010
Customer relationships	$76.6	$95.1
Tradenames	28.5	29.5
Non-competition agreements	4.7	5.9

	109.8	130.5
Accumulated Amortization	(19.0)	(28.3)

	$90.8	$102.2

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

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values. We engage independent third-party resources to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

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

Sensitivity Analysis

We performed our annual testing for goodwill impairment as of December 31, 2010 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. A 1.0% change in the assumptions of weighted average cost of capital and long-term growth rate would not result in the fair value being less than the book value.

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

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2009 and 2010 were as follows (dollars in millions), including the impact of valuation allowances:

•	2009 $ 60.8

•	2010 $ 48.4

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2009 and 2010 were as follows (dollars in millions):

•	2009 $ 1.7

•	2010 $ 1.6

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a liability for the realized, but unrecognized tax benefit. As of December 31, 2010, the Corporation has a $1.2 million liability recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated income statements. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Sensitivity Analysis

Our deferred tax assets exceeded our deferred tax liabilities by $48.4 million as of December 31, 2010, including the impact of valuation allowances. Historically, we have produced taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses and current expected results, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes unless a strong earnings history existed apart from an identifiable operational condition no longer present. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $1.6 million at December 31, 2010.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2009 and 2010 plus the applicable penalties and interest.

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

The Compensation Committee has granted stock based compensation awards with respect to 4,072,834 common shares under the Omnibus Plan. After consideration of forfeitures, 4,214,058 shares remain available for grant at December 31, 2010.

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

Assumptions/Approach Used

Stock options granted under the Omnibus Plan generally vest in three to four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees generally vests in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two equal annual installments. The restricted stock grant to members of the board of directors vests in three equal annual installments. The restricted stock units granted to members of the board of directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

We estimated the fair value of stock options granted during 2008, 2009, and 2010 using the Black – Scholes – Merton option valuation model (“BSM”). We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three to four years.

The weighted average fair value per share of stock options granted by us during 2008, 2009, and 2010 were $4.67, $4.40, and $5.79, respectively. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock options valuation model for 2008, 2009, and 2010 and the paragraphs below this table summarizes each assumption:

	2008	2009	2010
Expected volatility (range)	33.3 - 41.7%	36.36 - 41.07%	38.53 - 45.54%
Risk free interest rate (range)	1.53 - 2.45%	0.75 - 2.09%	0.49 - 2.47%
Expected dividends	—	—	—
Average expected term (years)	2.0 - 5.0	2.0 - 5.0	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$4.67	$4.40	$5.79
Weighted average fair value of options granted during the year (in millions)	$1.5	$2.5	$3.3

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

Sensitivity Analysis

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our stock based compensation expense during 2010 was 10% higher, our 2010 after-tax income would decrease by approximately $0.3 million, or $0.01 per diluted share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Accounting for stock-based compensation-(continued)

Our stock-based compensation for the years ended December 31, 2008, 2009, and 2010 included in our results of operations was as follows (dollars in millions):

2008:    $4.9

2009:    $4.6

2010:    $4.8

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

Sensitivity Analysis

Impact of Recent Accounting Pronouncements

Management reviewed the most recent issued accounting pronouncements as of December 31, 2010 and determined that none were applicable to the Corporation.

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

Integration, merger and acquisition related costs and other charges represents the costs associated with the Pharmacy Transaction, as well as costs related to other acquisitions.

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

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, tax deductible goodwill, net operating loss carryforwards, and stock-based compensation.

Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases under our Prime Vendor Agreement and other purchases made in the normal course of business. The balances in accounts payable and accrued salaries and wages are at the highest on Thursday nights and at the lowest on Friday nights, as a result of payments for drug costs and payroll being funded on Friday. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of a loan under our senior secured credit facility as well as our revolver. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under our Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates are capitalized into inventory and also recorded as a reduction to cost of goods sold in the period earned. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2008		Increase (Decrease)		2009		Increase (Decrease)		2010
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$1,888.8	97.0%	$(104.1)	(5.5)%	$1,784.7	96.9%	$4.7	0.3%	$1,789.4	96.9%
Hospital Management	58.5	3.0	(2.0)	(3.4)	56.5	3.1	1.4	2.5	57.9	3.1

Total net revenues	1,947.3	100.0	(106.1)	(5.4)	1,841.2	100.0	6.1	0.3	1,847.3	100.0

Cost of goods sold:
Institutional Pharmacy	1,612.6	82.8	(94.9)	(5.9)	1,517.7	82.4	38.9	2.6	1,556.6	84.3
Hospital Management	47.4	2.4	0.6	1.3	48.0	2.6	2.4	5.0	50.4	2.7

Total cost of goods sold	1,660.0	85.2	(94.3)	(5.7)	1,565.7	85.0	41.3	2.6	1,607.0	87.0

Gross profit:
Institutional Pharmacy	276.2	14.2	(9.2)	(3.3)	267.0	14.5	(34.2)	(12.8)	232.8	12.6
Hospital Management	11.1	0.6	(2.6)	(23.4)	8.5	0.5	(1.0)	(11.8)	7.5	0.4

Total gross profit	$287.3	14.8%	$(11.8)	(4.1)%	$275.5	15.0%	$(35.2)	(12.8)%	$240.3	13.0%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	40,319		(1,282)	(3.2)%	39,037		(1,211)	(3.1)%	37,826
Revenue per prescription dispensed	$46.85		$(1.13)	(2.4)%	$45.72		$1.59	3.5%	$47.31
Gross profit per prescription dispensed	$6.85		$(0.01)	(0.1)%	$6.84		$(0.69)	(10.1)%	$6.15
Gross profit percent	14.6%		0.4	2.7%	15.0%		(2.0)	(13.3)%	13.0%
Generic dispensing rate	70.7%		3.5	5.0%	74.2%		1.3	1.8%	75.5%
Customer licensed beds under contract
Beginning of period	336,759		(15,691)	(4.7)%	321,068		(7,195)	(2.2)%	313,873
Additions	21,398		14,523	67.9	35,921		60,028	167.1	95,949
Losses and other	(37,089)		(6,027)	16.3	(43,116)		(2,862)	6.6	(45,978)

End of period	321,068		(7,195)	(2.2)%	313,873		49,971	15.9%	363,844

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	84		2	2.4%	86		4	4.7%	90

Revenues

Institutional pharmacy revenues increased $4.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in revenues was due primarily to the acquisition of Chem Rx on November 4, 2010, which resulted in additional revenues of $59.1 million or 1,096,000 prescriptions dispensed, offset by a decline in the existing institutional pharmacy revenues of $54.4 million. The acquisition of Chem Rx had an impact of a positive rate increase on revenue of $0.20 per prescription dispensed in the year. The existing institutional pharmacy revenues decline of $54.4 million resulted from an unfavorable volume variance of approximately $105.5 million or 2,307,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $51.1 million or a $1.39 increase per prescription dispensed. The rate variance was comprised of approximately $101.0 million due to inflation on drugs dispensed between periods offset by $49.9 million due to the increase in the generic drug dispensing rate during the period from 74.2% to 75.5% and the September 2009 change in the AWP for which state Medicaid reimbursement has not been upwardly adjusted, continued Medicare Part D pricing pressures and other concessions. The unfavorable volume variance of approximately $105.5 million was due to the decline in customer licensed beds under contract prior to the acquisition of Chem Rx and Lone Star. The Lone Star acquisition closed on December 31, 2010; and accordingly no revenues from this acquisition are included in the results of operations for the year ended December 31, 2010.

The increase in hospital management revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 of $1.4 million was primarily due to an increase in the number of hospital management contracts serviced, partially offset by concessions with certain hospital management contracts serviced in the period.

The decrease in institutional pharmacy revenues of $104.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 was the result of an unfavorable rate variance of approximately $44.0 million or a $1.13 decline per prescription dispensed and an unfavorable volume variance of approximately $60.1 million or 1,282,000 fewer prescriptions dispensed. The rate variance was comprised of approximately $85.6 million due to inflation on brand and generic drugs, offset by a decline in revenues of approximately $129.6 million due to the increase in the generic drug dispensing rate from 70.7% to 74.2% during the period, the AWP impact of $1.4 million and other concessions. The volume variance of approximately $60.1 million was due to the decline in net customer licensed beds under contract and one less calendar day. The year ended December 31, 2009, had one less business and calendar day of activity compared to the year ended December 31, 2008, resulting in less revenue for the current period of approximately $4.9 million or 107,000 fewer prescriptions dispensed.

The decrease in hospital management revenues for the year ended December 31, 2009 of $2.0 million was due primarily to concessions with certain hospital management contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $38.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to the acquisition of Chem Rx offset by lower costs as a result of fewer prescriptions dispensed from the existing institutional pharmacy business and other factors. The Chem Rx acquisition increased cost of goods sold approximately $52.6 million or 1,096,000 prescriptions dispensed. The decline of $13.7 million in the existing institutional pharmacy business is due to 2,307,000 fewer prescriptions dispensed. Excluding the Chem Rx acquisition overall total drug costs as a percent of revenues increased 138 bps and other costs included in cost of goods sold as a percent of revenues increased 52 bps, of which the increase primarily related to higher delivery expense as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities. The Lone Star acquisition closed on December 31, 2010 and accordingly, no costs of goods sold from this acquisition are included in the results of operations for the year ended December 31, 2010.

Hospital management cost of goods sold increased $2.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to four additional hospital management contracts serviced during the period.

Institutional pharmacy cost of goods sold decreased $94.9 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, due primarily to a reduction in drug purchases as a result of less prescriptions being dispensed. Drug spend as a percentage of revenues increased 31 bps but was offset by an improvement in rebates of 9 bps during the comparable periods. Other costs included within cost of goods sold as a percent of revenues improved a combined 62 bps, predominately as a result of operational efficiencies. The year ended December 31, 2008, also included a reduction related to the reimbursement of overcharges on self-insured employee health benefits of $1.5 million, of which approximately $0.9 million related to 2007.

Hospital management cost of goods sold for the year ended December 31, 2009, increased $0.6 million, compared to the respective prior periods, due to the increase in the number of hospital contracts serviced between periods.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Years Ended December 31,
	2008		Increase (Decrease)		2009		Increase (Decrease)		2010
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Gross profit and operating expenses:
Total gross profit	$287.3	14.8%	$(11.8)	(4.1)%	$275.5	15.0%	$(35.2)	(12.8)%	$240.3	13.0%
Selling, general and administrative expenses	216.8	11.1	(26.0)	(12.0)	190.8	10.4	(10.2)	(5.3)	180.6	9.8
Amortization expense	6.5	0.3	2.5	38.5	9.0	0.5	0.3	3.3	9.3	0.5
Impairment of intangible assets	14.8	0.8	(14.8)	(100.0)	—	—	—	—	—	—
Integration, merger related costs and other charges	26.7	1.4	(21.5)	(80.5)	5.2	0.3	9.4	180.8	14.6	0.8
Interest expense, net	14.2	0.7	(4.8)	(33.8)	9.4	0.5	(5.8)	(61.7)	3.6	0.2

Income before provision for income taxes	8.3	0.5	52.8	636.1	61.1	3.3	(28.9)	(47.3)	32.2	1.7
Provision for income taxes	3.3	0.2	15.6	472.7	18.9	1.0	(5.9)	(31.2)	13.0	0.7

Net income	$5.0	0.3%	$37.2	744.0%	$42.2	2.3%	$(23.0)	(54.5)%	$19.2	1.0%

Institutional gross profit for the year ended December 31, 2010 was $232.8 million or $6.15 per prescription dispensed, compared to $267.0 million or $6.84 per prescription dispensed for the year ended December 31, 2009. The Chem Rx acquisition resulted in $6.5 million of gross profit, or $5.93 per prescription dispensed. The gross margin for the Chem Rx business during the year was approximately 11.0%, which is lower than the Corporation’s existing institutional pharmacy business primarily because of the nature of the customers they service and markets in which they operate. The institutional pharmacy gross profit margin for the year ended December 31, 2010 was 13.0% compared to 15.0% for the year ended December 31, 2009. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare Part D and Medicaid programs, other pricing concessions and a decline in licensed beds under contract prior to the acquisition of Chem Rx and Lone Star and higher delivery expenses. Delivery expense increased as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities. The Lone Star acquisition closed on December 31, 2010 and accordingly, no gross profit from this acquisition is included in the results of operations for the year ended December 31, 2010.

The decrease in hospital management gross profit for the year ended December 31, 2010 of $1.0 million as compared to the year ended December 31, 2009 was due primarily to the June 30, 2009 pricing concessions related to the renegotiated Kindred contract, partially offset by the four additional hospital contracts serviced in 2010.

Institutional pharmacy gross profit for the year ended December 31, 2009 was $267.0 million, or $6.84 per prescription dispensed, compared to $276.2 million, or $6.85 per prescription dispensed for the year ended December 31, 2008. The year ended December 31, 2008 included the reimbursement of overcharges on self-insured employee health benefits of $1.5 million of which approximately $0.9 million related to 2007 ($0.02 per script). Excluding the favorable impact of the reimbursement of the self-insurance, the gross profit per prescription dispensed would be consistent from 2008 to 2009. The institutional pharmacy gross profit margin for the year ended December 31, 2009 was 15.0% compared to 14.6% for the year ended December 31, 2008. After considering the impact of the reimbursement of overcharges on self-insurance, the gross profit margin increased 40 bps from 14.6% for the year ended December 31, 2008 to 15.0% for the year ended December 31, 2009. The increase in institutional pharmacy gross profit margin as a percent of institutional pharmacy revenues is due primarily to synergies from the consolidation of pharmacy locations, partially offset by margin compression as reimbursement declined on generic drugs as more alternatives become available.

The decrease in hospital management gross profit for the year ended December 31, 2009 of $2.6 million was due primarily to concessions with certain hospital management contracts serviced during the periods.

Selling, General and Administrative Expenses (Dollars in millions)

	Years Ended December 31,
	2008		Increase (Decrease)		2009		Increase (Decrease)		2010
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$110.2	5.7%	$(5.3)	(4.8)%	$104.9	5.7%	$(12.6)	(12.0)%	$92.3	5.0%
Contracted services	17.2	0.9	(4.0)	(23.3)	13.2	0.7	1.7	12.9	14.9	0.8
Provision for doubtful accounts	24.7	1.3	(8.1)	(32.8)	16.6	0.9	1.9	11.4	18.5	1.0
Supplies	7.5	0.4	—	—	7.5	0.4	(0.8)	(10.7)	6.7	0.4
Travel expenses	5.9	0.3	(1.4)	(23.7)	4.5	0.2	0.2	4.4	4.7	0.3
Professional fees	9.6	0.5	(0.3)	(3.1)	9.3	0.5	(0.7)	(7.5)	8.6	0.5
Stock-based compensation	4.9	0.3	(0.3)	(6.1)	4.6	0.3	0.2	4.3	4.8	0.3
Depreciation	10.7	0.5	(2.1)	(19.6)	8.6	0.5	0.8	9.3	9.4	0.5
Rent	8.9	0.4	(4.8)	(53.9)	4.1	0.2	(0.1)	(2.4)	4.0	0.2
Maintenance	3.1	0.2	(0.5)	(16.1)	2.6	0.2	(0.1)	(3.8)	2.5	0.1
Other costs	14.1	0.6	0.8	5.7	14.9	0.8	(0.7)	(4.7)	14.2	0.7

Total selling, general and administrative expenses	$216.8	11.1%	$(26.0)	(12.0)%	$190.8	10.4%	$(10.2)	(5.3)%	$180.6	9.8%

Selling, general and administrative expenses, excluding the $4.8 million of Chem Rx expenses, decreased $15.0 million over the comparable period in the prior year. Total labor costs decreased $12.6 million for the year ended December 31, 2010 over the comparable period in the prior year, which included $2.5 million of additional labor costs related to the Chem Rx acquisition. The decrease of $15.1 million in labor costs excluding Chem Rx is due to a reduction in staffing and employee performance based compensation of approximately $8.8 million. Other costs in selling, general and administrative expenses increased $2.4 million during the year ended December 31, 2010 due primarily to the Chem Rx acquisition. The Lone Star acquisition closed on December 31, 2010 and accordingly, no selling, general and administrative expenses from this acquisition are included in the results of operations for the year ended December 31, 2010.

Total labor costs decreased $5.3 million for the year ended December 31, 2009, over the comparable period in the prior year as a result of management’s effort to eliminate duplicate overhead positions within the pharmacy locations and reduce certain corporate overhead functions. Total labor costs in 2008 were reduced by $0.3 million related to the health insurance reimbursement which related to 2007, without which the total labor decrease would have been $5.6 million. Costs associated with contracted services decreased $4.0 million predominantly due to lower costs associated with the IT Services Agreement. The provision for doubtful accounts decreased $8.1 million primarily as a result of improved collections from certain payer types. Total rent decreased $4.8 million primarily as a result of the pharmacy consolidations in the prior period. Other costs within selling, general and administrative expenses declined during the year ended December 31, 2009 a combined $3.8 million due primarily to synergies resulting from the pharmacy consolidations.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Years Ended December 31,
	2008		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$2.3	0.1%	$1.5	0.1%	$1.7	0.1%
Equipment and software	19.3	1.0	15.9	0.9	16.4	0.9
Leased equipment	0.4	NM	0.6	NM	0.7	NM

Total depreciation expense	$22.0	1.1%	$18.0	1.0%	$18.8	1.0%

Depreciation expense recorded in cost of goods sold	$11.3	0.6%	$9.4	0.5%	$9.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	10.7	0.5	8.6	0.5	9.4	0.5

Total depreciation expense	$22.0	1.1%	$18.0	1.0%	$18.8	1.0%

Total capital expenditures	$22.1	1.1%	$21.6	1.2%	$12.6	0.7%

Depreciation expense increased $0.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The Corporation acquired Integrity Pharmacy Services on December 31, 2009, therefore, the year ended December 31, 2010 included a full year of depreciation expense for assets acquired as a result of this acquisition. In addition, the Corporation also recognized additional depreciation expense for the year ended December 31, 2010 due to the acquisition of Chem Rx on November 4, 2010. The Lone Star acquisition closed on December 31, 2010 and accordingly, no depreciation from this acquisition is included in the results of operations for the year ended December 31, 2010.

Depreciation expense decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, due primarily to assets acquired as a result of the Pharmacy Transaction nearing the end of their weighted average useful life and the consolidation of pharmacy locations. Capital expenditures declined in 2009 compared to the same period in 2008 primarily as a result of the completion of substantially all consolidations in 2008.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Years Ended December 31,
	2008		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$1.3	0.1%	$1.4	0.1%	$1.5	0.1%
Non-compete agreements	0.4	NM	1.1	NM	1.8	0.1
Customer relationships	4.8	0.2	6.5	0.4	6.0	0.3

Total amortization expense	$6.5	0.3%	$9.0	0.5%	$9.3	0.5%

Amortization expense for the year ended December 31, 2010 increased $0.3 million, compared to the year ended December 31, 2009. The Corporation acquired Integrity Pharmacy Services on December 31, 2009, therefore, the year ended December 31, 2010 included a full year of amortization expense for assets acquired as a result of this acquisition. In addition, the Corporation also recognized additional amortization expense for the year ended December 31, 2010 due to the acquisition of Chem Rx on November 4, 2010. The Lone Star acquisition closed on December 31, 2010 and accordingly, no amortization from this acquisition is included in the results of operations for the year ended December 31, 2010.

Total amortization expense of $9.3 million was reduced in the period due to certain customer relationships being fully amortized in the period that related to acquisitions that occurred prior to the Pharmacy Transaction.

Amortization expense for the year ended December 31, 2009, compared to the year ended December 31, 2008, increased due primarily to additional amortization associated with intangibles capitalized as a result of acquisitions in the respective periods.

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

Integration, Merger, and Acquisition Related Costs and Other Charges (Dollars in millions)

	Years Ended December 31,
	2008	2009	2010
Integration costs and other charges:
Pre-Pharmacy litigation matters	$—	$—	$5.0
Professional and advisory fees	1.7	0.2	2.3
General and administrative	3.2	0.8	0.7
Employee costs	7.2	1.5	0.5
Severance costs	5.3	0.9	0.6
Facility costs	9.3	0.8	0.3

	26.7	4.2	9.4

Acquisition related costs:
Professional and advisory fees	—	1.0	3.5
General and administrative	—	—	1.5
Employee costs	—	—	0.4
Facility costs	—	—	1.3
Contingent consideration	—	—	(1.7)
Other costs	—	—	0.2

	—	1.0	5.2

Total integration, merger and acquisition related costs and other charges	$26.7	$5.2	$14.6

Negative effect on earnings per diluted share	$(0.53)	$(0.10)	$(0.29)

The Corporation incurred integration, merger and acquisition related costs and other charges during the years ended December 31, 2009 and 2010 related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011. During the second quarter of 2010 the Corporation recorded an estimated liability of $5.0 million related to certain legal claims arising from time periods prior to the 2007 Pharmacy Transaction. The Corporation believes the estimated liability is still appropriate as of December 31, 2010.

For the year ended December 31, 2010, the Corporation incurred costs of $5.2 million compared to $1.0 million for acquisition related costs for the year ended December 31, 2009. Acquisition related costs were higher in the current period due to costs incurred related to the Integrity Pharmacy Services acquisition and integration along with costs incurred related to the acquisitions of Chem Rx and Lone Star. Acquisition related costs were reduced in the period by $1.7 million due to the Corporation concluding it is not probable the amount related to the previously recognized contingent consideration will be paid under the terms of the agreement.

Integration, merger, and acquisition related costs and other charges decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was due to the completion of the majority of the planned pharmacy consolidations during 2008. The costs incurred for the year ended December 31, 2009 were primarily related to the planned integration of our pharmacy operating systems. Acquisition costs increased $1.0 million as a result of the acquisitions during the third and fourth quarters of 2009. Effective January 1, 2009, the accounting standards for the accounting of business combinations changed. Prior to the adoption of this accounting change, substantially all costs incurred as a result of an acquisition were capitalized as part of the purchase price of the business combination. The new rules require such costs to be expensed and recorded as a component of the income statements. Acquisition related costs will continue to be material as the Corporation consummates future acquisitions.

Interest Expense (Dollars in millions)

	Years Ended December 31,
	2008	2009	2010
Interest expense:
Term Debt	$14.2	$8.7	$2.8
Revolving Credit Facility	0.3	0.4	0.4

Subtotal (including commitment fees and letters of credit fees)	14.5	9.1	3.2
Other:
Interest income	(0.7)	(0.2)	(0.2)
Amortization of deferred financing fees	0.4	0.5	0.6

Total interest expense, net	$14.2	$9.4	$3.6

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	3.05%	0.65%	0.28%
LIBOR—1month, at beginning of period	4.60	0.44	0.23
LIBOR—1month, at end of period	0.44	0.23	0.26
LIBOR—3 months, at beginning of period	4.70	1.43	0.25
LIBOR—3 months, at end of period	1.43	0.25	0.30

The decrease in interest expense during the year ended December 31, 2010, as compared to the year ended December 31, 2009, was due to the lower LIBOR and the expiration of the interest rate swap on July 31, 2009. The margin over LIBOR was 0.75%—1.00% during the year ended December 31, 2010. Total long-term debt outstanding, including capital lease obligations, as of December 31, 2009 and 2010, was $241.5 million and $246.6 million, respectively.

The decrease in interest expense during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to lower LIBOR and the expiration of the interest rate swap on July 31, 2009. The margin over LIBOR was between 0.75% and 1.00% during the year ended December 31, 2009. Total long-term debt outstanding, including capital lease obligations, as of December 31, 2008 and 2009, was $240.0 million and $241.5 million, respectively. Due to the expiration of the interest rate swap on July 31, 2009, the Corporation’s $240.0 million term debt is now subject to variable interest rates. The margin over LIBOR was 1.0% at December 31, 2009.

Tax Provision (Dollars in millions)

	Years Ended December 31,
	2008	2009	2010
Tax provision	$3.3	$18.9	$13.0

Total provision as a percentage of income	39.7%	30.9%	40.2%

The effective tax rate for the year ended December 31, 2010 was 40.2%, which was comprised of the 35.0% federal rate, 4.7% for the state rate and 0.5% for the permanent differences and other discrete items. Our effective tax rate for the year ended December 31, 2009 was 30.9%, which was comprised of the 35.0% federal rate, 4.5% for the state rate, and a net benefit of 8.6% on the valuation allowance releases, permanent rate differences and other discrete items.

The effective tax rate for the year ended December 31, 2008, was 39.7% comprised of the 35.0% federal rate and 4.7% for the state and permanent rate differences.

Liquidity and Capital Resources

The primary source of liquidity for the Corporation is cash flows from operations and the availability under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of funds under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs. The Corporation is currently working to renegotiate its Credit Agreement in 2011.

Cash Flows. The following table presents selected data from our consolidated statements of cash flows (dollars in millions):

	Years Ended December 31,
	2008	2009	2010
Net cash provided by operating activities	$65.7	$85.0	$98.2
Net cash used in investing activities	(47.4)	(76.1)	(133.2)
Net cash (used in) provided by financing activities	(9.0)	1.0	(5.4)

Net increase (decrease) in cash and cash equivalents	9.3	9.9	(40.4)
Cash and cash equivalents at beginning of period	32.0	41.3	51.2

Cash and cash equivalents at end of period	$41.3	$51.2	$10.8

Operating Activities—Cash provided by operations aggregated $98.2 million for the year ended December 31, 2010, compared to $85.0 million for the year ended December 31, 2009. The increase is due to the Chem Rx acquisition and the improvement in cash collections from the Part D payers due to the requirements of MIPPA. As a result of the MIPPA requirements, the Corporation collected a larger amount of receivables in the first quarter of 2010 than normal. The Corporation does not expect MIPPA to have an incremental benefit in future periods.

Cash provided by operations aggregated $85.0 million for the year ended December 31, 2009, compared to $65.7 million for the year ended December 31, 2008. Operating cash flows for the year ended December 31, 2009 were positively impacted by an improvement in the results of operations following the fiscal 2008 pharmacy consolidations.

Investing Activities—Cash used in investing activities aggregated $133.2 million for the year ended December 31, 2010, compared to $76.1 million for the year ended December 31, 2009. The increase in cash used in investing activities is due primarily to $70.6 million paid for Chem Rx and approximately $50.0 million paid for Lone Star compared to the $54.7 million used for 2009 acquisitions.

Cash used in investing activities aggregated $76.1 million for the year ended December 31, 2009, compared to $47.4 million for the year ended December 31, 2008. The year ended December 31, 2009 had a higher amount of cash used in investing activities due to the acquisitions in 2009 of $54.7 million.

Financing Activities—Cash used in financing activities aggregated $5.4 million for the year ended December 31, 2010, as compared to cash provided by financing activities of $1.0 million for the year ended December 31, 2009. The decrease of $6.4 million is due to the common stock purchased by the Corporation of $10.6 million along with a revolving credit facility payment of $7.6 million for the year ended December 31, 2010. These uses of cash were partially offset by a borrowing on the revolving credit facility of $13.2 million.

Cash provided by financing activities aggregated $1.0 million for the year ended December 31, 2009 due to cash proceeds received from the exercise of stock options in the period. Cash flows used in financing activities for the year ended December 31, 2008, were due to the Corporation’s decision to make a $10.0 million early payment on long-term debt. Management did not make an early payment on long-term debt during the year ended December 31, 2009.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted London Interbank Offered Rate (“LIBO rate” or “LIBOR”) plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75% letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of December 31, 2010, the term debt borrowings under the Credit Agreement bore interest at a rate of 1.27%, including the applicable margin of 1.00% per annum based upon the one month LIBO rate. As of December 31, 2010, the revolver borrowings under the Credit Agreement bore interest at a rate of 3.25% per annum based upon the Federal Prime Rate.

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

The Corporation had a total of $240.0 million outstanding of term debt under the Credit Agreement and $5.6 million outstanding under the revolving portion of the Credit Agreement as of December 31, 2010. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2010 was $3.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $140.9 million as of December 31, 2010.

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

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	>=2.00 to 1.00	<=4.50 to 1.00	<=3.00%
December 31, 2008	3.67	1.99	1.13%
Requirement	>=2.25 to 1.00	<=3.50 to 1.00	<=3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	>=2.50 to 1.00	<=3.00 to 1.00	<=3.00%
December 31, 2010	5.94	2.20	0.68%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Prime Vendor Agreement

At the consummation of the Pharmacy Transaction, the Corporation entered into a prime vendor agreement with AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen. On January 4, 2011, the prime vendor agreement was amended and restated (“Prime Vendor Agreement”). The Prime Vendor Agreement became effective on January 1, 2011, superseded in its entirety the prior agreement and expires September 30, 2013. Under the Prime Vendor Agreement, the Corporation to will purchase a certain percentage of the Corporation’s prescription pharmaceutical drugs from ABDC and will participate in ABDC’s generic formulary purchase program.

As of December 31, 2010, the Corporation was in compliance with the terms of the Prime Vendor Agreement.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The initial term expires on July 31, 2012. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the

Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $17.3 million, $11.5 million, and $11.1 million to Kindred under the terms of the IT Services Agreement for the years ended December 31, 2008, 2009, and 2010, respectively.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2010, we repurchased 1,327,803 million shares of common stock for an aggregate purchase price, including commissions, of $10.5 million, an average purchase price of $7.90 per share.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 9,014 shares of certain vested awards for an aggregate price of less than $0.1 million during the year ended December 31, 2010. These shares have been designated by the Corporation as treasury stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See “Contractual Obligations” below.

Contractual Obligations

The Corporation is obligated to make future payments under various contracts such as long-term purchase obligations, debt agreements, and lease agreements, and has certain commitments. The Corporation has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information.

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2010 (dollars in millions):

	2011	2012	2013	2014	2015	Thereafter
Operating activities:
Prime Vendor Agreement (1)	$—	$—	$—	$—	$—	$—
Non-cancelable operating leases	13.9	10.4	8.4	5.7	4.1	17.8
Technology services agreement	11.1	6.5	—	—	—	—
Financing activities:
Total debt and estimated interest (2)	3.1	247.4	—	—	—	—

Totals	$28.1	$264.3	$8.4	$5.7	$4.1	$17.8

(1)	Under the Prime Vendor Agreement the Corporation is required to purchase a certain percentage of its drug purchases through AmerisourceBergen through September 30, 2013.
(2)	At December 31, 2010, the Corporation had $5.6 million outstanding on the revolving credit facility and is included in the 2012 column as a long-term obligation.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2009 and 2010 (in millions, except where indicated):

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$453.4	$446.5	$447.1	$437.7	$448.3	$435.9	$427.7	$477.5
Hospital management revenues	14.8	14.1	13.9	13.7	13.9	14.6	15.4	14.0

Total revenues	468.2	460.6	461.0	451.4	462.2	450.5	443.1	491.5

Cost of goods sold:
Institutional pharmacy	384.0	379.1	381.7	372.9	386.8	380.1	372.8	416.9
Hospital management	12.0	11.9	12.2	11.9	12.1	12.8	13.5	12.0

Total cost of goods sold	396.0	391.0	393.9	384.8	398.9	392.9	386.3	428.9

Gross profit:
Institutional pharmacy	69.4	67.4	65.4	64.8	61.5	55.8	54.9	60.6
Hospital management	2.8	2.2	1.7	1.8	1.8	1.8	1.9	2.0

Total gross profit	72.2	69.6	67.1	66.6	63.3	57.6	56.8	62.6
Selling, general and administrative	51.7	48.0	45.0	46.1	44.8	43.0	43.3	49.5
Amortization expense	1.8	1.9	2.5	2.8	2.3	2.4	2.2	2.4
Integration, merger and acquisition related costs and other charges	2.0	0.6	0.9	1.7	1.2	9.2	2.4	1.8

Operating income	16.7	19.1	18.7	16.0	15.0	3.0	8.9	8.9
Interest expense, net	3.2	3.3	1.9	1.0	0.9	0.8	0.9	1.0

Income before income taxes	13.5	15.8	16.8	15.0	14.1	2.2	8.0	7.9
Provision for income taxes	5.3	6.6	2.2	4.8	5.7	0.9	3.2	3.2

Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3	$4.8	$4.7

Earnings per common share (1):
Basic	$0.27	$0.30	$0.48	$0.34	$0.28	$0.04	$0.16	$0.16
Diluted	$0.27	$0.30	$0.48	$0.33	$0.27	$0.04	$0.16	$0.16
Adjusted earnings per diluted share (1)(2):	$0.31	$0.31	$0.35	$0.32	$0.29	$0.22	$0.21	$0.20
Shares used in computing earnings per common share:
Basic	30.2	30.2	30.3	30.3	30.4	30.4	30.0	29.2
Diluted	30.3	30.4	30.5	30.5	30.6	30.6	30.1	29.3
Balance sheet data:
Cash and cash equivalents	$52.1	$77.7	$73.8	$51.2	$73.5	$91.2	$96.7	$10.8
Working capital	$307.4	$324.2	$323.7	$312.8	$331.3	$344.6	$341.9	$270.2
Goodwill	$113.7	$115.6	$128.5	$140.1	$140.6	$140.4	$140.4	$193.9
Intangible assets, net	$71.6	$69.9	$72.3	$90.8	$88.8	$86.6	$84.8	$102.2
Total assets	$677.6	$684.2	$705.9	$724.3	$720.3	$731.2	$721.5	$759.9
Long-term debt	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0	$240.0	$245.6
Total stockholder’s equity	$330.0	$341.9	$359.2	$370.9	$380.2	$383.4	$378.2	$384.4

Supplemental information:
Adjusted EBITDA (2)	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3	$18.3	$17.8
Adjusted EBITDA Margin (2)	5.4%	5.6%	5.6%	5.6%	5.0%	4.3%	4.1%	3.6%
Adjusted EBITDA per prescription dispensed	$2.54	$2.63	$2.74	$2.62	$2.39	$2.07	$2.04	$1.80
Net cash provided by operating activities	$13.9	$28.8	$16.9	$25.4	$24.7	$20.6	$23.5	$29.4
Net cash used in investing activities	$(3.2)	$(3.2)	$(21.7)	$(48.0)	$(2.3)	$(2.9)	$(7.2)	$(120.8)
Net cash provided by (used in) financing activities	$0.1	$—	$0.9	$—	$(0.1)	$—	$(10.8)	$5.5

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,919	9,815	9,713	9,590	9,664	9,316	8,949	9,897
Revenue per prescription dispensed	$45.71	$45.49	$46.03	$45.64	$46.39	$46.79	$47.79	$48.25
Gross profit per prescription dispensed	$7.00	$6.87	$6.73	$6.76	$6.36	$5.99	$6.13	$6.12
Gross profit percentage	15.3%	15.1%	14.6%	14.8%	13.7%	12.8%	12.8%	12.7%
Generic drug dispensing rate	73.5%	74.2%	74.5%	74.7%	74.5%	75.7%	75.9%	75.8%
Customer licensed beds under contract
Beginning of period	321,068	318,761	314,698	314,324	313,873	307,874	299,527	290,691
Additions	6,762	6,473	10,549	12,137	4,111	2,586	4,867	84,385
Losses	(9,069)	(10,536)	(10,923)	(12,588)	(10,110)	(10,933)	(13,703)	(11,232)

End of period	318,761	314,698	314,324	313,873	307,874	299,527	290,691	363,844

Hospital management contracts serviced	84	85	85	86	86	89	89	90

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)	See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation.

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3	$4.8	$4.7
Add:
Interest expense, net	3.2	3.3	1.9	1.0	0.9	0.8	0.9	1.0
Integration, merger, and acqusition related costs and other charges	2.0	0.6	0.9	1.7	1.2	9.2	2.4	1.8
Provision for income taxes	5.3	6.6	2.2	4.8	5.7	0.9	3.2	3.2
Depreciation and amortization expense	6.5	6.1	7.0	7.4	6.9	7.1	7.0	7.1

Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3	$18.3	$17.8

Adjusted EBITDA Margin	5.4%	5.6%	5.6%	5.6%	5.0%	4.3%	4.1%	3.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fouth
Adjusted EBITDA	$25.2	$25.8	$26.6	$25.1	$23.1	$19.3	$18.3	$17.8
Interest expense, net	(3.2)	(3.3)	(1.9)	(1.0)	(0.9)	(0.8)	(0.9)	(1.0)
Provision for income taxes	(5.3)	(6.6)	(2.2)	(4.8)	(5.7)	(0.9)	(3.2)	(3.2)
Integration, merger and acquisition related costs and other charges	(1.8)	(0.6)	(0.9)	(1.5)	(1.1)	(8.8)	(2.3)	(1.8)
Provision for bad debt	7.1	3.6	2.5	3.4	3.8	4.6	4.5	5.6
Stock-based compensation	0.6	1.3	1.3	1.4	0.8	1.7	0.8	1.5
Amortization of deferred financing fees	0.1	0.1	0.1	0.1	0.2	0.1	0.1	0.2
Deferred income taxes	4.8	6.8	2.7	5.4	4.8	0.9	3.4	3.2
Loss on disposition of equipment	0.1	—	—	0.2	—	0.1	0.1	0.1
Other	(0.1)	—	(0.1)	(0.1)	0.1	(0.1)	—	—
Changes in assets and liabilities	(13.6)	1.7	(11.2)	(2.8)	(0.4)	4.5	2.7	7.0

Net Cash Flows from Operating Activities	$13.9	$28.8	$16.9	$25.4	$24.7	$20.6	$23.5	$29.4

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges, and favorable impact on tax ruling as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the integration, merger and acquisition related costs and other charges, and favorable impact on tax ruling does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The impact of integration, merger and acquisition related costs and other charges, and favorable impact of tax rate matters excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Earnings per diluted share	$0.27	$0.30	$0.48	$0.33	$0.27	$0.04	$0.16	$0.16
Add:
Diluted earnings per share impact of:
Integration, merger, and acquisition related costs and other charges	0.04	0.01	0.02	0.03	0.02	0.18	0.05	0.04
Tax rate matters	—	—	(0.15)	(0.04)	—	—

Adjusted earnings per diluted common share after impact of above items	$0.31	$0.31	$0.35	$0.32	$0.29	$0.22	$0.21	$0.20

Following Represent the Fourth Quarter 2010 Results compared to the Fourth Quarter 2009

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions):

	Quarter Ended
	December 31, 2009		Increase (Decrease)		December 31, 2010
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$437.7	97.0%	$39.8	9.1%	$477.5	97.2%
Hospital Management	13.7	3.0	0.3	2.2	14.0	2.8

Total net revenues	451.4	100.0	40.1	8.9	491.5	100.0

Cost of goods sold:
Institutional Pharmacy	372.9	82.6	44.0	11.8	416.9	84.9
Hospital Management	11.9	2.6	0.1	0.8	12.0	2.4

Total cost of goods sold	384.8	85.2	44.1	11.5	428.9	87.3

Gross profit:
Institutional Pharmacy	64.8	14.4	(4.2)	(6.5)	60.6	12.3
Hospital Management	1.8	0.4	0.2	11.1	2.0	0.4

Total gross profit	$66.6	14.8%	$(4.0)	(6.0)%	$62.6	12.7%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,590		307	3.2%	9,897
Revenue per prescription dispensed	$45.64		$2.61	5.7%	$48.25
Gross profit per prescription dispensed	$6.76		$(0.64)	(9.5)%	$6.12
Institutional pharmacy gross margin	14.8%		(2.1)	(14.2)%	12.7%
Generic dispensing rate	74.7%		1.1	1.5%	75.8%
Customer licensed beds under contract
Beginning of period	314,324		(23,633)	(7.5)%	290,691
Additions	12,137		72,248	595.3	84,385
Losses and other	(12,588)		1,356	(10.8)	(11,232)

End of period	313,873		49,971	15.9%	363,844

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	86		4.0	4.7%	90

Revenues

Institutional pharmacy revenues increased $39.8 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase in revenues was due primarily to the acquisition of Chem Rx on November 4, 2010, which resulted in additional revenues of $59.1 million or 1,096,000 prescriptions dispensed, offset by a decline in the existing institutional pharmacy revenues of $19.3 million. The acquisition of Chem Rx had an impact of a positive rate increase on revenue per prescription dispensed of $0.71 in the quarter. The existing institutional pharmacy revenues decline of $19.3 million resulted from an unfavorable volume variance of approximately $36.0 million or 789,000 fewer prescriptions dispensed, partially offset by a favorable rate variance of approximately $16.7 million or $1.90 increase per prescription dispensed. The rate variance was comprised of approximately $28.7 million due to inflation on drugs dispensed between periods offset by $12.0 million due to the increase in the generic dispensing rate from 74.7% to 75.8%. The unfavorable volume variance of approximately $36.0 million was due to the decline in customer licensed beds under contract prior to the acquisition of Chem Rx and Lone Star. The Lone Star acquisition closed on

December 31, 2010 and accordingly, no revenues from this acquisition are included in the results of operations for the quarter ended December 31, 2010.

The increase in hospital management revenues of $0.3 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was due to an increase of hospital management contracts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $44.0 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 primarily due to the acquisition of Chem Rx on November 4, 2010, offset by lower cost as a result of fewer prescriptions dispensed and other factors. The Chem Rx acquisition increased cost of goods sold approximately $52.6 million or 1,096,000 prescriptions dispensed. The decline of $8.6 million in the existing institutional pharmacy business is due to 789,000 fewer prescriptions dispensed. Excluding the Chem Rx acquisition overall total drug costs increased as a percent of revenues 72 bps, and other costs included in cost of goods sold increased as a percent of revenues 100 bps, of which the increase primarily related to higher delivery expenses as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities. The Lone Star acquisition closed on December 31, 2010 and accordingly, no costs of goods sold from this acquisition are included in the results of operations for the quarter ended December 31, 2010.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2009		Increase (Decrease)		December 31, 2010
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$66.6	14.8%	$(4.0)	(6.0)%	$62.6	12.7%
Selling, general and administrative expenses	46.1	10.3	3.4	7.4	49.5	10.1
Amortization expense	2.8	0.6	(0.4)	(14.3)	2.4	0.5
Integration, merger related costs and other charges	1.7	0.4	0.1	5.9	1.8	0.3
Interest expense, net	1.0	0.2	—	—	1.0	0.2

Income before provision for income taxes	15.0	3.3	(7.1)	(47.3)	7.9	1.6
Provision for income taxes	4.8	1.0	(1.6)	(33.3)	3.2	0.6

Net income	$10.2	2.3%	$(5.5)	(53.9)%	$4.7	1.0%

Institutional gross profit for the three months ended December 31, 2010 was $60.6 million or $6.12 per prescription dispensed compared to $64.8 million or $6.76 per prescription dispensed for the three months ended December 31, 2009. The Chem Rx acquisition resulted in $6.5 million in gross profit, or $5.93 per prescription dispensed. The gross margin for the Chem Rx business during the quarter was approximately 11.0%, which is lower than the Corporation’s existing institutional pharmacy business primarily because of the nature of the customers they service and markets in which they operate. Institutional gross profit margin for the three months ended December 31, 2010 was 12.7% compared to 14.8% for the three months ended December 31, 2009. Gross profit was further impacted by a continuation of reimbursement pressure under the Medicare Part D and Medicaid programs, other pricing concessions and a decline in licensed beds under contract and higher delivery expenses, offset by the gross profit recognized from the Chem Rx acquisition in the period. Delivery expense increased as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities.

The Lone Star acquisition closed on December 31, 2010 and accordingly, no gross profit from this acquisition is included in the results of operations for the quarter ended December 31, 2010.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	December 31, 2009		Increase (Decrease)		December 31, 2010
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$25.1	5.6%	$(0.4)	(1.6)%	$24.7	5.0%
Contracted services	3.4	0.8	0.3	8.8	3.7	0.8
Provision for doubtful accounts	3.4	0.8	2.2	64.7	5.6	1.1
Supplies	1.9	0.4	(0.1)	(5.3)	1.8	0.4
Travel expenses	1.2	0.3	0.1	8.3	1.3	0.3
Professional fees	2.0	0.4	0.6	30.0	2.6	0.5
Stock-based compensation	1.4	0.3	0.1	7.1	1.5	0.3
Depreciation	2.2	0.5	0.1	4.5	2.3	0.5
Rent	1.0	0.2	—	—	1.0	0.2
Maintenance	0.6	0.1	0.2	33.3	0.8	0.2
Other costs	3.9	0.9	0.3	7.7	4.2	0.8

Total selling general and administrative expenses	$46.1	10.3%	$3.4	7.4%	$49.5	10.1%

Selling, general and administrative expenses, excluding the $4.8 million of Chem Rx expenses, decreased $1.4 million over the comparable period in the prior year. Total labor costs decreased $0.4 million for the three months ended December 31, 2010 over the comparable period in the prior year which included $2.5 million of additional labor costs related to the Chem Rx acquisition. The decrease of $2.9 million in labor costs excluding Chem Rx is mainly due to a reduction in employee performance based compensation of approximately $1.6 million. The provision for bad debt increased $2.2 million, of which $1.0 million related to Chem Rx. All other costs increased $1.6 million primarily due to the acquisition of Chem Rx. The Lone Star acquisition closed on December 31, 2010 and accordingly, no selling, general and administrative expense from this acquisition is included in the results of operations for the quarter ended December 31, 2010.

Depreciation and Amortization (Dollars in millions)

	Quarter Ended
	December 31, 2009		December 31, 2010
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.4	0.1%
Equipment and software	4.0	0.9	4.1	0.9
Leased equipment	0.2	NM	0.2	NM

Total depreciation expense	$4.6	1.0%	$4.7	1.0%

Depreciation expense recorded in cost of goods sold	$2.4	0.5%	$2.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.2	0.5	2.3	0.5

Total depreciation expense	$4.6	1.0%	$4.7	1.0%

Total capital expenditures	$9.3	2.1%	$3.8	0.8%

Depreciation expense increased $0.1 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, due primarily to the assets acquired as a result of the Chem Rx acquisition on November 4, 2010. The Lone Star acquisition closed on December 31, 2010 and accordingly, no depreciation expense from this acquisition is included in the results of operations for the quarter ended December 31, 2010.

	Quarter Ended
	December 31, 2009		December 31, 2010
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.6	0.1	0.4	0.1
Customer relationships	1.9	0.4	1.6	0.3

Total amortization expense	$2.8	0.6%	$2.4	0.5%

Amortization expense decreased $0.4 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The Chem Rx acquisition accounted for a $0.1 increase in amortization expense. The remaining $0.5 million decrease was due to certain customer relationships becoming fully amortized prior to the fourth quarter that related to acquisitions that occurred prior to the Pharmacy Transaction. The Lone Star acquisition closed on December 31, 2010 and accordingly, no amortization expense from this acquisition is included in the results of operations for the quarter ended December 31, 2010.

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions)

	Quarter Ended
	December 31, 2009	December 31, 2010
Integration costs and other charges:
Professional and advisory fees	$0.2	$0.1
General and administrative	0.4	0.2
Employee costs	0.3	0.1
Severance costs	0.3	—
Facility costs	0.1	0.2
Other costs	—	(0.1)

	1.3	0.5

Acquisition related costs:
Professional and advisory fees	0.4	2.4
General and administrative	—	0.4
Employee costs	—	0.2
Contingent Consideration	—	(1.7)

	0.4	1.3

Total integration, merger related costs and other charges	$1.7	$1.8

Negative effect on earnings per diluted share	$(0.03)	$(0.04)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended December 31, 2009 and 2010 related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011.

For the three months ended December 31, 2010, the Corporation incurred acquisition related costs of $1.3 million as compared to $0.4 million in the previous period. Costs were higher in the current period due to the costs associated with the Chem Rx and Lone Star acquisitions for the three months ended December 31, 2010. Acquisition related costs were reduced in the period by $1.7 million due to the Corporation concluding it is not probable the amount related to the previously recognized contingent consideration will be paid under the terms of the agreement.

Interest Expense (Dollars in millions)

	Quarter Ended
	December 31, 2009	December 31, 2010
	Amount	Amount
Interest expense, net:
Term Debt	$0.9	$0.7
Revolving credit facility	—	0.1

Subtotal (including commitment fees and letters of credit fees)	0.9	0.8
Other:
Interest expense (income)	—	—
Amortization of deferred financing fees	0.1	0.2

Total interest expense, net	$1.0	$1.0

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.25%	0.26%
LIBOR—1 month, at beginning of period	0.24%	0.26%
LIBOR—1 month, at end of period	0.23%	0.26%
LIBOR—3 months, at beginning of period	0.28%	0.29%
LIBOR—3 months, at end of period	0.25%	0.30%

Interest expense remained unchanged for the comparable periods.

Tax Provision (Dollars in millions)

	Quarter Ended
	December 31, 2009	December 31, 2010
Tax provision	$4.8	$3.2

Total provision as a percentage of pre-tax income	31.9%	39.6%

Our effective tax rate for the three months ended December 31, 2010 was 39.6%, comprised of the 35.0% federal rate and 4.6 % for the state rate, permanent differences and other discrete items. Our effective tax rate for the three months ended December 31, 2009 was 31.9%, comprised of the 35.0% federal rate and a net benefit of 3.1% for the state rate, permanent differences and other discrete items.

The rate for the period ended December 31, 2009 was favorably impacted by a benefit of $1.2 million associated with various internal restructuring transactions implemented during the period. Exclusive of these transactions the effective rate for the period ended December 31, 2009 would have been 40.1%, comprised of the 35.0% federal rate and 5.1 % for the state rate and permanent items.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2009 and 2010 (dollars in millions):

	Quarter Ended
	December 31, 2009	December 31, 2010
Cash flows provided by (used in) operating activities:
Net income	$10.2	$4.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.6	4.7
Amortization	2.8	2.4
Integration, merger and acquisition related costs and other charges	0.2	—
Stock-based compensation	1.4	1.5
Amortization of deferred financing fees	0.1	0.2
Deferred income taxes	5.4	3.2
Loss on disposition of equipment	0.2	0.1
Other	(0.1)	—
Change in operating assets and liabilities:
Accounts receivable, net	7.1	7.1
Inventory	(2.5)	3.6
Prepaids and other assets	(4.2)	(0.2)
Accounts payable	1.8	10.8
Salaries, wages and other compensation	(4.8)	(5.9)
Other accrued and long-term liabilities	3.2	(2.8)

Net cash provided by operating activities	25.4	29.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(9.3)	(3.8)
Acquisitions, net of cash acquired	(38.8)	(117.1)
Cash proceeds from sale of assets	—	0.1
Other	0.1	—

Net cash used in investing activities	(48.0)	(120.8)

Cash flows provided by (used in) financing activities:
Proceeds from long-term revolving credit facility	—	13.2
Repayments of long-term revolving credit facility	—	(7.6)
Repayments of capital lease obligations	(0.2)	(0.2)
Issuance of common stock	0.1	—
Treasury stock at cost	—	(0.1)
Tax benefit from stock-based compensation	0.1	0.2

Net cash provided by financing activities	—	5.5

Change in cash and cash equivalents	(22.6)	(85.9)
Cash and cash equivalents at beginning of period	73.8	96.7

Cash and cash equivalents at end of period	$51.2	$10.8

Supplemental information:
Cash paid for interest	$0.9	$0.9

Cash paid for taxes	$—	$—

Following Represents the Fourth Quarter 2010 Results compared to the Third Quarter 2010

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except where indicated):

	Quarter Ended
	September 30, 2010		Increase (Decrease)		December 31, 2010
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$427.7	96.5%	$49.8	11.6%	$477.5	97.2%
Hospital Management	15.4	3.5	(1.4)	(9.1)	14.0	2.8

Total net revenues	443.1	100.0	48.4	10.9	491.5	100.0

Cost of goods sold:
Institutional Pharmacy	372.8	84.2	44.1	11.8	416.9	84.9
Hospital Management	13.5	3.1	(1.5)	(11.1)	12.0	2.4

Total cost of goods sold	386.3	87.2	42.6	11.0	428.9	87.3

Gross profit:
Institutional Pharmacy	54.9	12.4	5.7	10.4	60.6	12.3
Hospital Management	1.9	0.4	0.1	5.3	2.0	0.4

Total gross profit	$56.8	12.8%	$5.8	10.2%	$62.6	12.7%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	8,949		948	10.6%	9,897
Revenue per prescription dispensed	$47.79		$0.46	1.0%	$48.25
Gross Profit per prescription dispensed	$6.13		$(0.01)	(0.2)%	$6.12
Gross Profit percent	12.8%		(0.1)	(0.8)%	12.7%
Generic dispensing rate	75.9%		(0.1)	(0.1)%	75.8%
Customer licensed beds under contract
Beginning of period	299,527		(8,836)	(2.9)%	290,691
Additions	4,867		79,518	1,633.8	84,385
Losses	(13,703)		2,471	(18.0)	(11,232)

End of period	290,691		73,153	25.2%	363,844

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	89		1.0	1.1%	90

Revenues

Institutional pharmacy revenues increased $49.8 million for the three months ended December 31, 2010 compared to the three months ended September 30, 2010. The increase in revenues was primarily due to the acquisition of Chem Rx on November 4, 2010, which resulted in revenues of $59.1 million or 1,096,000 prescriptions dispensed, offset by a decline in the existing institutional pharmacy revenues of $9.3 million. The acquisition of Chem Rx had a positive rate increase impact on revenue per prescription dispensed of $0.71 million in the quarter. The decline in existing institutional pharmacy revenues of $9.3 million was the result of an unfavorable volume variance of $7.1 million or 148,000 fewer prescriptions dispensed along with an unfavorable rate variance of $2.2 million or $0.25 per prescription dispensed, without considering the Chem Rx acquisition. The rate variance was due primarily to the make-up of drugs dispensed between periods. The unfavorable volume variance of $7.1 million was due to the decline in net customer licensed bed under contract prior to the acquisition of Chem Rx and Lone Star. The Lone Star acquisition closed on December 31, 2010 and accordingly, no revenues from this acquisition are included in the results of operation for the quarter ended December 31, 2010.

Hospital management revenues decreased $1.4 million for three months ended December 31, 2010 compared to the three months ended September 30, 2010 primarily as a result of a decrease in direct cost pass-through and labor and benefits costs, billed to existing hospital contracts during the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $44.1 for the three months ended December 31, 2010, as compared to the three months ended September 30, 2010, due primarily to the acquisition of Chem Rx on November 4, 2010 offset by lower costs as a result of fewer prescriptions dispensed and other factors. The Chem Rx acquisition increased cost of goods sold approximately $52.6 million. The decline of $8.6 million in the existing institutional pharmacy business is due to 148,000 fewer prescriptions dispensed. Excluding the Chem Rx acquisition overall total drug costs as a percent of revenues increased 19 bps, other costs included in cost of goods sold decreased as a percent of revenues 28 bps primarily due to labor and other costs. The Lone Star acquisition closed on December 31, 2010 and accordingly, no costs of goods sold from this acquisition are included in the results of operations for the quarter ended December 31, 2010.

Hospital management cost of goods sold decreased $1.5 million for three months ended December 31, 2010, compared to the three months ended September 30, 2010, as a result of a decrease in direct cost pass-through, primarily labor and benefits costs during the period.

Gross Profit and Operating Expenses

Gross Profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	September 30, 2010		Increase (Decrease)		December 31, 2010
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$56.8	12.8%	$5.8	10.2%	$62.6	12.7%
Selling, general and administrative expenses	43.3	9.7	6.2	14.3	49.5	10.1
Amortization expense	2.2	0.5	0.2	9.1	2.4	0.5
Integration, merger and acquisition related costs and other charges	2.4	0.6	(0.6)	(25.0)	1.8	0.3
Interest expense, net	0.9	0.2	0.1	11.1	1.0	0.2

Income before income taxes	8.0	1.8	(0.1)	(1.3)	7.9	1.6
Provision for income taxes	3.2	0.7	—	—	3.2	0.6

Net income	$4.8	1.1%	$(0.1)	(2.1)%	$4.7	1.0%

Institutional gross profit for the three months ended December 31, 2010 was $60.6 million or $6.12 per prescription dispensed, compared to $54.9 million or $6.13 per prescription dispensed for the three months ended September 30, 2010. The Chem Rx acquisition resulted in $6.5 million in gross profit, or $5.93 per prescription dispensed. The gross margin for the Chem Rx business during the quarter was approximately 11.0%, which is lower than the Corporation’s existing institutional pharmacy business primarily because of the nature of the customer they service and market in which they operate. Institutional gross profit margin for the three months ended December 31, 2010 was 12.7% compared to 12.8% for the three months ended September 30, 2010. Gross profit was further impacted by a continuation of reimbursement pressure under the Medicare Part D and Medicaid programs, other pricing concessions and a decline in licensed beds under contract, offset by the gross profit recognized from the Chem Rx acquisition in the period. The Lone Star acquisition closed on December 31, 2010 and accordingly, no gross profit from this acquisition is included in the results of operations for the quarter ended December 31, 2010.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	September 30, 2010		Increase (Decrease)		December 31, 2010
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$21.9	4.9%	$2.8	12.8%	$24.7	5.0%
Contracted services	3.7	0.8	—	—	3.7	0.8
Provision for doubtful accounts	4.5	1.0	1.1	24.4	5.6	1.1
Supplies	1.5	0.3	0.3	20.0	1.8	0.4
Travel expenses	1.1	0.3	0.2	18.2	1.3	0.3
Professional fees	2.4	0.5	0.2	8.3	2.6	0.5
Stock-based compensation	0.8	0.2	0.7	87.5	1.5	0.3
Depreciation	2.4	0.5	(0.1)	(4.2)	2.3	0.5
Rent	0.9	0.2	0.1	11.1	1.0	0.2
Maintenance	0.6	0.1	0.2	33.3	0.8	0.2
Other costs	3.5	0.9	0.7	20.0	4.2	0.8

Total selling, general and administrative expenses	$43.3	9.7%	$6.2	14.3%	$49.5	10.1%

Selling, general and administrative expenses, excluding the $4.8 million of Chem Rx expenses, increased $1.4 million compared to the quarter ended September 30, 2010. The increase of $1.4 million is primarily due to higher labor costs as the Corporation reversed performance based compensation recorded prior to September 30, 2010 in the period ended September 30, 2010 and no performance based compensation was incurred in the period ended December 31, 2010. The Lone Star acquisition closed on December 31, 2010 and accordingly, no selling, general and administrative expenses from this acquisition are included in the results of operations for the quarter ended December 31, 2010.

Depreciation and Amortization (Dollars in millions)

	Quarter Ended
	September 30, 2010		December 31, 2010
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.2	0.9	4.1	0.9
Leased equipment	0.1	NM	0.2	NM

Total depreciation expense	$4.8	1.0%	$4.7	1.0%

Depreciation expense recorded in cost of goods sold	$2.4	0.5%	$2.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.4	0.5	2.3	0.5

Total depreciation expense	$4.8	1.0%	$4.7	1.0%

Total capital additions	$3.7	0.8%	$3.8	0.8%

Depreciation expense decreased $0.1 million for the three months ended December 31, 2010 compared to the three months ended September 30, 2010, due to assets acquired as a result of the Pharmacy Transaction being at the end of their useful life by September 30, 2010 partially offset by an increase due to assets acquired in the Chem Rx acquisition. The Lone Star acquisition closed on December 31, 2010 and accordingly, no depreciation expense from this acquisition is included in the results of operations for the quarter ended December 31, 2010.

Amortization expense related to certain identifiable intangibles for the periods presented were as follows (dollars in millions):

	Quarter Ended
	September 30, 2010		December 31, 2010
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.4	0.1	0.4	0.1
Customer relationships	1.4	0.3	1.6	0.3

Total amortization expense	$2.2	0.5%	$2.4	0.5%

Amortization expense increased $0.2 million for the three months ended December 31, 2010 compared to the three months ended September 30, 2010 due to the amortization of intangible assets acquired as a result of the Chem Rx acquisition.

Integration, Merger and Acquisition Related Costs and Other Charges

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions, except per share amounts):

	Quarter Ended
	September 30, 2010	December 31, 2010
Integration costs:
Professional and advisory fees	$0.7	$0.1
General and administrative	0.1	0.2
Employee costs	0.2	0.1
Severance costs	0.4	—
Facility costs	—	0.2
Other costs	0.1	(0.1)

	1.5	0.5

Acquisition costs:
Professional and advisory fees	0.5	2.4
General and administrative	0.1	0.4
Employee costs	—	0.2
Facility costs	0.1	—
Contingent consideration	—	(1.7)
Other costs	0.2	—

	0.9	1.3

Total integration, merger and acquisition related costs and other charges	$2.4	$1.8

Negative effect on diluted earnings per share	$(0.05)	$(0.04)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended December 31, 2010 and September 30, 2010 related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011.

For the three months ended December 31, 2010, the Corporation incurred $1.3 million compared to $0.9 million during the three months ended September 30, 2010, for acquisition related costs, respectively. Costs were higher in the current period due to the costs associated with the Chem Rx and Lone Star acquisitions in the fourth quarter of 2010. Acquisition related costs were reduced in the period by $1.7 million due to the Corporation concluding it is not probable the amount related to the contingent consideration will be paid under the terms of the agreement.

Interest Expense (Dollars in millions)

	Quarter Ended
	September 30, 2010	December 31, 2010
Interest Expense, net:
Term Debt	$0.7	$0.7
Revolving Credit Facility	0.1	0.1

Subtotal	0.8	0.8
Other:
Interest income	—	—
Amortization of deferred financing fees	0.1	0.2

Total interest expense, net	$0.9	$1.0

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.31%	0.26%
LIBOR—1month, at beginning of period	0.35%	0.26%
LIBOR—1month, at end of period	0.26%	0.26%
LIBOR—3 months, at beginning of period	0.53%	0.29%
LIBOR—3 months, at end of period	0.29%	0.30%

Interest expense increased $0.1 million for the quarter ended December 31, 2010, compared to the quarter ended September 30, 2010 due to the increase in total debt at December 31, 2010.

Tax Provision (Dollars in millions)

	Quarter Ended
	September 30, 2010	December 31, 2010
Provision for income taxes	$3.2	$3.2

Total provision as a percentage of income before income taxes	40.5%	39.6%

Our effective tax rate for the three months ended December 31, 2010 was 39.6%, comprised of the 35.0% federal rate and 4.6 % for the state rate, permanent differences and other discrete items. Our effective tax rate for the three months ended September 30, 2010 was 40.5%, comprised of the 35.0% federal rate and 5.5 % for the state rate, permanent differences and other discrete items. The decreased rate in the fourth quarter was attributable to minor fluctuations in our state rate based on returns filed during the period and other discrete items.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended September 30, 2010 and December 31, 2010 (dollars in millions):

	Quarter Ended
	September 30, 2010	December 31, 2010
Cash flows provided by (used in) operating activities:
Net income	$4.8	$4.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	4.7
Amortization	2.2	2.4
Integration, merger and acquisition related costs and other charges	0.1	—
Stock-based compensation	0.8	1.5
Amortization of deferred financing fees	0.1	0.2
Deferred income taxes	3.4	3.2
Loss on disposition of equipment	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	6.7	7.1
Inventory	3.1	3.6
Prepaids and other assets	2.2	(0.2)
Accounts payable	(4.6)	10.8
Salaries, wages and other compensation	(0.6)	(5.9)
Other accrued and long-term liabilities	0.4	(2.8)

Net cash provided by operating activities	23.5	29.4

Cash flows used in investing activities:
Purchases of equipment and leasehold improvements	(3.7)	(3.8)
Acquisitions, net of cash acquired	(3.5)	(117.1)
Cash proceeds from sale of assets	—	0.1

Net cash used in investing activities	(7.2)	(120.8)

Cash flows provided by (used in) financing activities:
Proceeds from long-term revolving credit facility	—	13.2
Repayments of long-term revolving credit facility	—	(7.6)
Repayments of capital lease obligations	(0.1)	(0.2)
Treasury stock at cost	(10.5)	(0.1)
Tax benefit from stock-based compensation	(0.2)	0.2

Net cash provided by (used in) financing activities	(10.8)	5.5

Change in cash and cash equivalents	5.5	(85.9)
Cash and cash equivalents at beginning of period	91.2	96.7

Cash and cash equivalents at end of period	$96.7	$10.8

Supplemental information:
Cash paid for interest	$0.8	$0.9

Cash paid for taxes	$0.1	$—

Supplemental schedule of non-cash activities:
Capital lease obligations	$—	$—

Integrity working capital adjustment	$—	$—

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On July 31, 2007, the Corporation entered into the Credit Agreement consisting of a $275.0 million term loan facility and a $150.0 million revolving credit facility. The Corporation borrowed $275.0 million under the term loan portion of the Credit Agreement and an additional $20.0 million under the revolving credit portion of the Credit Agreement on July 31, 2007, to refinance the initial financings entered into by PharMerica LTC and KPS to finance their respective cash distributions, to pay fees and expenses incurred in connection with the Pharmacy Transaction and for working capital and other general corporate purposes. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted LIBO rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. As of December 31, 2010, borrowing under the Credit Agreement bore interest at a rate of 1.27% per annum based upon the one month adjusted LIBO rate and the revolving credit facility bore interest at a rate of 3.25% per annum based upon the prime rate.

Based upon the amount of variable rate debt outstanding as of December 31, 2010, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $2.5 million on an annual basis. The estimated change to the Corporation’s interest expense is determined by considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PharMerica Corporation:

We have audited the accompanying consolidated balance sheet of PharMerica Corporation and its subsidiaries (the Corporation) as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and its subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PharMerica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the Chem Rx and Lone Star Pharmacy Services acquisitions from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Corporation in separate purchase business combinations during 2010. We have also excluded the Chem Rx and Lone Star Pharmacy Services acquisitions from our audit of internal control over financial reporting. The total combined assets and total combined revenues of Chem Rx and Lone Star Pharmacy Services represent 20.0% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ KPMG LLP

Louisville, Kentucky

February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PharMerica Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of PharMerica Corporation and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 4, 2010

PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31 2008, 2009 and 2010

(In millions, except share and per share amounts)

	2008	2009	2010
Revenues	$1,947.3	$1,841.2	$1,847.3
Cost of goods sold	1,660.0	1,565.7	1,607.0

Gross profit	287.3	275.5	240.3
Selling, general and administrative expenses	216.8	190.8	180.6
Amortization expense	6.5	9.0	9.3
Impairment of intangible assets	14.8	—	—
Integration, merger and acquisition related costs and other charges (See Note 8)	26.7	5.2	14.6

Operating income	22.5	70.5	35.8
Interest expense, net	14.2	9.4	3.6

Income before income taxes	8.3	61.1	32.2
Provision for income taxes	3.3	18.9	13.0

Net income	$5.0	$42.2	$19.2

Earnings per common share:
Basic	$0.17	$1.39	$0.64
Diluted	$0.17	$1.39	$0.64

Shares used in computing earnings per common share:
Basic	30,095,582	30,266,272	30,007,268
Diluted	30,190,893	30,402,768	30,133,031

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2010

(In millions, except share and per share amounts)

	December 31, 2009	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51.2	$10.8
Accounts receivable, net	215.3	226.5
Inventory	79.8	88.6
Deferred tax assets	39.8	23.5
Prepaids and other assets	23.6	24.3

	409.7	373.7

Equipment and leasehold improvements	119.6	136.0
Accumulated depreciation	(59.0)	(76.5)

	60.6	59.5

Deferred tax assets, net	21.0	24.9
Goodwill	140.1	193.9
Intangible assets, net	90.8	102.2
Other	2.1	5.7

	$724.3	$759.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59.6	$74.5
Salaries, wages and other compensation	30.9	22.0
Other accrued liabilities	6.4	7.0

	96.9	103.5

Long-term debt	240.0	245.6
Other long-term liabilities	16.5	26.4
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2009 and 2010	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,619,830 and 30,696,261 shares issued as of December 31, 2009 and 2010, respectively	0.3	0.3
Capital in excess of par value	344.8	349.7
Retained earnings	25.8	45.0
Treasury stock at cost, 1,336,817 shares at December 31, 2010	—	(10.6)

	370.9	384.4

	$724.3	$759.9

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2009 and 2010

(In millions)

	2008	2009	2010
Cash flows provided by (used in) operating activities:
Net income	$5.0	$42.2	$19.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22.0	18.0	18.8
Amortization	6.5	9.0	9.3
Impairment charge	14.8	—	—
Integration, merger and acquisition related costs and other charges	4.5	0.4	0.6
Stock-based compensation	4.9	4.6	4.8
Amortization of deferred financing fees	0.4	0.4	0.6
Deferred income taxes	2.8	19.7	12.3
Loss on disposition of equipment	0.2	0.3	0.3
Other	(0.5)	(0.3)	—
Change in operating assets and liabilities:
Accounts receivable, net	(4.4)	11.3	28.4
Inventory	4.2	(2.4)	8.1
Prepaids and other assets	3.3	(6.2)	4.6
Accounts payable	1.1	(1.2)	1.5
Salaries, wages and other compensation	(2.3)	(9.8)	(11.2)
Other accrued liabilities	3.2	(1.0)	0.9

Net cash provided by operating activities	65.7	85.0	98.2

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(22.1)	(21.6)	(12.6)
Acquisitions, net of cash acquired	(25.9)	(54.7)	(120.7)
Cash proceeds from sale of assets	0.6	0.1	0.1
Other	—	0.1	—

Net cash used in investing activities	(47.4)	(76.1)	(133.2)

Cash flows provided by (used in) financing activities:
Proceeds from long-term revolving credit facility	—	—	13.2
Repayments of long-term revolving credit facility	—	—	(7.6)
Repayments of long-term debt	(10.0)	—	—
Repayments of capital lease obligations	—	(0.6)	(0.7)
Cash contributions received from minority shareholders	0.1	—	—
Issuance of common stock	0.9	1.4	0.3
Treasury stock at cost	—	—	(10.6)
Tax benefit from stock-based compensation	—	0.2	—

Net cash (used in) provided by financing activities	(9.0)	1.0	(5.4)

Change in cash and cash equivalents	9.3	9.9	(40.4)
Cash and cash equivalents at beginning of period	32.0	41.3	51.2

Cash and cash equivalents at end of period	$41.3	$51.2	$10.8

Supplemental information:
Cash paid for interest	$14.6	$11.2	$3.2

Cash paid for taxes	$1.5	$1.6	$0.4

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$(1.7)	$(1.5)	$—

Fair value of liabilities assumed or incurred	$(1.0)	$—	$—

Capital lease obligations	$—	$1.8	$0.4

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2009 and 2010

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Treasury Stock		Total
	Shares	Amount
Balance at December 31, 2007	30,360,612	$0.3	$332.9	$(2.6)	$(21.4)		$—	$309.2

Comprehensive income:
Net income				—	5.0			5.0
Change in fair value of interest rate swap, net				(0.2)	—			(0.2)

Total comprehensive income				(0.2)	5.0			4.8

Grant and forfeiture of non-vested restricted stock	49,068	—	0.1	—	—		—	0.1
Exercise of stock options	67,878	—	0.8	—	—		—	0.8
Stock-based compensation—non-vested restricted stock	—	—	2.3	—	—		—	2.3
Stock-based compensation—stock options	—	—	2.6	—	—		—	2.6

Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$		$319.8

Comprehensive income:
Net income				—	42.2			42.2
Change in fair value of interest rate swap, net				2.8	—			2.8

Total comprehensive income				2.8	42.2			45.0

Grant and forfeiture of non-vested restricted stock	34,964	—	—	—	—		—	—
Exercise of stock options	107,308	—	1.4	—	—		—	1.4
Stock-based compensation—non-vested restricted stock	—	—	2.5	—	—		—	2.5
Stock-based compensation—stock options	—	—	2.1	—	—		—	2.1
Income tax benefit in connection with the issuance of common stock under stock-based compensation plans	—	—	0.1	—	—		—	0.1

Balance at December 31, 2009	30,619,830	$0.3	$344.8	$—	$25.8		$—	$370.9

Comprehensive income:
Net income				—	19.2			19.2

Total comprehensive income				—	19.2			19.2

Exercise of stock options and tax components of stock-based awards, net	22,072	—	0.1	—	—		—	0.1
Vested restricted stock units	49,664	—	—	—	—		—	—
Vested performance share units	4,695	—	—	—	—		—	—
Treasury stock at cost	(1,336,817)	—	—	—	—		(10.6)	(10.6)
Stock-based compensation—non-vested restricted stock	—	—	2.2	—	—		—	2.2
Stock-based compensation—stock options	—	—	2.6	—	—		—	2.6

Balance at December 31, 2010	29,359,444	$0.3	$349.7	$—	$45.0		$(10.6)	$384.4

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 97 institutional pharmacies in 43 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2009 and December 31, 2010, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities recorded at fair value at December 31, 2009 and December 31, 2010, are set forth in the tables below (dollars in millions):

As of December 31, 2009	Liabilities	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$2.9	$—	$2.9	$—	A
Contingent Consideration	$1.7	$—	$—	$1.7	C

As of December 31, 2010	Liabilities	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$4.0	$—	$4.0	$—	A
Contingent Consideration	$—	$—	$—	$—	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that a contingent consideration will be paid to the sellers, therefore, at December 31, 2010 the liability was relieved (See Note 8). There were no transfers between the three-tier fair value hierarchy levels during the period.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2009	December 31, 2010
Institutional healthcare providers	$138.7	$149.8
Medicare Part D	60.2	52.3
Private payor and other	34.5	35.7
Insured	9.7	10.0
Medicaid	10.9	13.4
Medicare	1.5	2.1
Allowance for doubtful accounts	(40.2)	(36.8)

	$215.3	$226.5

0 to 60 days	64.9%	64.5%
61 to 120 days	17.1%	19.8%
Over 120 days	18.0%	15.7%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2008	$43.4	$0.3	$24.7	$(21.9)	$46.5
Year Ended December 31, 2009	$46.5	$3.5	$16.6	$(26.4)	$40.2
Year Ended December 31, 2010	$40.2	$—	$18.5	$(21.9)	$36.8

For the year ended December 31, 2008, the Corporation recognized an allowance for accounts receivable of $0.3 million from an acquisition. The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt. Beginning January 1, 2009 any receivables acquired were recognized at fair value, therefore, there is no allowance on receivables acquired during the years ended December 31, 2009 and 2010.

Concentration of Credit Risk

For the year ended December 31, 2009 and 2010, the Corporation derived approximately 13.0% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

Deferred Financing Fees

The Corporation capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

Inventory

Inventory is primarily located at the Corporation’s institutional pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (“FIFO”) or market. Physical inventories are performed on a quarterly basis at the end of the quarter at all pharmacy sites. Cost of goods sold is recorded based upon the actual results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost at the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter, as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10
Leased equipment	1-5

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2008, 2009 and 2010, maintenance and repairs were $7.3 million, $6.4 million, and $6.1 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2008, 2009 or 2010.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2009 and 2010, the Corporation capitalized internally developed software costs of $2.5 million and $1.4 million, respectively. As of December 31, 2009 and 2010, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $9.3 million and $14.2 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment, each of which are reviewed separately for impairment. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation performed its annual impairment test for goodwill recorded as of December 31, 2010 and did not incur an impairment charge.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insured Employee Health Benefits

The Corporation is self-insured for employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For years ended December 31, 2008, 2009 and 2010, the expense for employee health benefits was $16.5 million, $19.3 million and $18.3 million, respectively. As of December 31, 2009 and 2010, the Corporation had $2.5 million and $2.4 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the years ended December 31, 2008, 2009 and 2010, rebates were $34.7 million, $34.1 million, and $37.2 million, respectively. The Corporation had $2.8 million, $3.0 million, and $3.3 million of rebates capitalized in inventory as of December 31, 2008, 2009, and 2010, respectively.

Delivery Expenses

The Corporation incurred delivery expenses of $61.9 million, $55.6, million, and $58.4 million for the years ended December 31, 2008, 2009, and 2010, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

Accumulated Other Comprehensive (Loss) Income

On July 31, 2007, the Corporation entered into an interest rate swap agreement, which the Corporation designated as a cash flow hedge. The swap expired on July 31, 2009. The Corporation recognized all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets and liabilities through earnings or recognized in accumulated other comprehensive (loss) income until the hedged item is recognized into earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized into earnings.

The changes in the fair value of the interest rate swap for the years ended December 31, 2008 and 2009, resulted in comprehensive (loss) income of $(0.2) million and $2.8 million, net of income taxes, respectively.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its consolidated financial statements using the Black-Scholes-Merton option valuation model for non-vested stock options. See Note 9.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

For the years ended December 31, 2008 and 2009, the Corporation has reclassified certain amounts historically recorded as rebates in its footnotes. The amounts have been reclassified out of rebates and treated as a direct reduction to cost of goods sold. These reclassifications have no impact on the Corporation’s total assets, liabilities, stockholders’ equity, net income or cash flows for the years ended December 31, 2008 or 2009.

NOTE 2—ACQUISITIONS

Chem Rx Acquisition

On November 4, 2010, the Corporation acquired substantially all of the assets and assumed selected vendor contracts of Chem Rx Corporation and certain of its wholly-owned subsidiaries (collectively, “Chem Rx”). The Corporation’s primary purpose in acquiring Chem Rx was to expand the Corporation’s long-term care business into the New York and New Jersey markets. The acquisition of Chem Rx was made pursuant to Section 363 of the United States Bankruptcy Code (“Bankruptcy Code”).

The acquisition was accounted for under the acquisition method of accounting. The total purchase price of Chem Rx was allocated to the net tangible and identifiable intangible assets based upon the associated fair values on November 4, 2010. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, the amount of goodwill recorded in the transaction of $27.3 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of being able to integrate Chem Rx. The Chem Rx acquisition contributed $59.1 million of revenues from the acquisition date through the period ended December 31, 2010. The earnings of the Chem Rx acquisition were not material to the consolidated earnings of the Corporation for the period ended December 31, 2010.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of November 4, 2010. The preliminary purchase price allocation was as follows (dollars in millions):

Accounts receivable	$33.1
Inventory	14.1
Other current assets	3.9
Equipment and leasehold improvements	4.9
Identifiable intangibles	4.0
Other long-term assets	5.1
Goodwill	27.6

Total assets	92.7

Current liabilities	(13.3)
Other long-term liabilities	(8.8)

Total liabilities	(22.1)

Purchase price of Chem Rx	$70.6

The Corporation recorded accounts receivable with a contractual fair value of $33.1 million as part of the preliminary purchase price allocation. In addition, the Corporation also recorded a liability with a fair value of $9.8 million related to an unfavorable operating lease as part of the preliminary purchase price allocation. The unfavorable operating lease liability will be amortized to rental expense over the contractual term of the operating lease agreement.

The following are the fair values of the equipment and leasehold improvements of Chem Rx acquired at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr.)
Leasehold improvements	$1.0	6.9
Equipment and software	3.9	3.5

	$4.9	5.2

The following are the fair values of the identifiable intangible assets of Chem Rx acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value	Weighted Average Useful Life (Yr.)
Trade name	$0.7	7.0
Customer relationships	3.3	6.0

	$4.0	6.2

Lone Star Acquisition

On December 31, 2010, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests of Lone Star Pharmacy LTD, a Texas Limited partnership, and Pharmastat Transport, LTD, a Texas limited partnership (collectively, “Lone Star”), for $50.0 million in cash. The Corporation’s primary purpose in acquiring Lone Star was to increase the Corporation’s market share in the respective regions.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The acquisition of Lone Star has been accounted for under the acquisition method of accounting. The total purchase price of Lone Star was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 31, 2010. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition; therefore, the amount of goodwill recorded in the transaction of $25.9 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to fully integrate the Lone Star business into its existing institutional pharmacy locations.

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 31, 2010. The preliminary purchase price allocation was as follows (dollars in millions):

Accounts receivable	$6.7
Inventory	2.9
Other current assets	0.4
Equipment and leasehold improvements	0.9
Identifiable intangibles	15.7
Goodwill	25.9

Total assets	52.5

Current liabilities	(1.3)
Accrued salaries	(1.1)
Other current liabilities	(0.1)
Other long-term liabilities

Total liabilities	(2.5)

Purchase price of Lone Star, net of cash acquired	$50.0

The following are the fair values of the equipment and leasehold improvements of Lone Star acquired at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr.)
Equipment and software	$0.9	3.4

The following are the fair values of the identifiable intangible assets of Lone Star acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value	Weighted Average Useful Life (Yr.)
Customer relationships	$15.2	8.0
Trade name	0.3	6.0
Non-compete agreement	0.2	6.0

	$15.7	7.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The following are the fair values of the identifiable intangible assets of Integrity acquired at the date of acquisition (dollars in millions):

	Fair Value	Weighted Average Useful Lives
Non-competition agreement	$0.2	5.0
Customer relationships	20.4	15.0

Total identifiable intangible assets acquired	$20.6	14.9

West Virginia Acquisition

On August 10, 2009, the Corporation acquired certain assets and assumed certain liabilities of an institutional pharmacy business providing medications, pharmacy and medical supplies and services to residents of long-term care facilities located mostly in West Virginia. The Corporation paid $15.9 million in cash for the business, with an additional amount not to exceed $10.0 million in the form of contingent consideration to be paid at the end of a three year period based upon the cumulative achievement of certain financial performance measures. The transaction was accounted for under the acquisition method of accounting, in which the preliminary purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the difference recorded as goodwill. As a result of the acquisition the Corporation recorded $4.4 million as finite-lived intangible assets and $12.6 million of goodwill. The contingent consideration was recorded at fair value at the acquisition date in the amount of $1.7 million. The Corporation no longer believes it is probable that a contingent consideration will be paid to the sellers, therefore, at December 31, 2010 a liability was not recognized.

Other

For the years ended December 31, 2009 and 2010, the Corporation incurred $1.0 million and $5.2 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The unaudited pro forma effect of the Chem Rx, Lone Star, Integrity and West Virginia acquisitions assuming the acquisitions occurred on January 1, 2009, excluding the integration, merger and acquisition related costs and other charges and assuming an effective tax rate of approximately 40.0% for the years ended December 31, 2009 and 2010, would be as follows (dollars in millions, except per share amounts):

	For the years ended December 31,
	2009	2010
Revenues	$2,330.8	$2,213.3
Net income	$47.7	$30.9
Earnings per common share:
Basic	$1.57	$1.03
Diluted	$1.57	$1.02

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2009	December 31, 2010
Leasehold improvements	$11.6	$13.6
Equipment and software	95.3	115.4
Leased equipment	2.6	3.0
Construction in progress	10.1	4.0

	119.6	136.0
Accumulated depreciation	(59.0)	(76.5)

Total Equipment and leasehold improvements	$60.6	$59.5

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2008	Additions	Disposals	Balance at December 31, 2009	Additions	Disposals	Balance at December 31, 2010
Equipment and leasehold improvements:
Leasehold improvements	$8.9	$3.5	$(0.8)	$11.6	$2.1	$(0.1)	$13.6
Equipment and software	83.2	14.1	(2.0)	95.3	22.3	(2.2)	115.4
Leased equipment	0.7	1.9	—	2.6	0.4	—	3.0
Construction in progress	4.3	5.8	—	10.1	(6.1)	—	4.0

Sub-Total	97.1	25.3	(2.8)	119.6	18.7	(2.3)	136.0
Accumulated depreciation	(43.1)	(18.0)	2.1	(59.0)	(18.8)	1.3	(76.5)

Total	$54.0	$7.3	$(0.7)	$60.6	$(0.1)	$(1.0)	$59.5

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

Depreciation expense totaled $22.0 million, $18.0 million, and $18.8 million for the years ended December 31, 2008, 2009, and 2010, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$18.4
2012	14.1
2013	9.4
2014	5.7
2015	3.5
Thereafter	8.4

Total	$59.5

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 (dollars in millions):

Balance at December 31, 2008	$113.7
Release of escrow deposit from 2008 acquisition	0.5
Tax related and other adjustments associated with Pharmacy Transaction	1.7
Goodwill acquired from 2009 acquisitions	24.2

Balance at December 31, 2009	$140.1

Integrity purchase accounting adjustments	0.3
Goodwill acquired from 2010 acquisitions	53.5

Balance at December 31, 2010	$193.9

The Corporation does not have accumulated impairments that reduce the gross value of goodwill.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2008	Additions	Balance at December 31, 2009	Additions	Balance at December 31, 2010
Customer relationships	$53.1	$23.5	$76.6	$18.5	$95.1
Trade name	27.9	0.6	28.5	1.0	29.5
Non-compete agreements	2.4	2.3	4.7	1.2	5.9

Sub Total	83.4	26.4	109.8	20.7	130.5
Accumulated amortization	(10.0)	(9.0)	(19.0)	(9.3)	(28.3)

Net intangible assets	$73.4	$17.4	$90.8	$11.4	$102.2

Amortization expense relating to finite-lived intangible assets was $6.5 million, $9.0 million, and $9.3 million for the years ended December 31, 2008, 2009 and 2010, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$9.9
2012	9.2
2013	9.2
2014	9.2
2015	9.1
Thereafter	55.6

$102.2

NOTE 5—CREDIT AGREEMENT

The Corporation is a party to a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. As of December 31, 2010, $240.0 million was outstanding under the term loan facility and $5.6 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31, 2009	December 31, 2010
Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (1.27% as of December 31, 2010), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (3.25% as of December 31, 2010), matures July 31, 2012	—	5.6

Total debt	$240.0	$245.6

The maturity of all of the Corporation’s long-term debt will occur on July 31, 2012.

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2010 was $3.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $140.9 million as of December 31, 2010. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital
Requirement	> = 2.00 to 1.00	< = 4.50 to 1.00	< = 3.00%
December 31, 2008	3.67	1.99	1.13%
Requirement	> = 2.25 to 1.00	< = 3.50 to 1.00	< = 3.00%
December 31, 2009	5.09	1.88	1.17%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
December 31, 2010	5.94	2.20	0.68%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—CREDIT AGREEMENT (Continued)

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2009 and 2010, the Corporation had $1.0 million and $0.3 million of unamortized deferred financing fees, respectively. The Corporation amortizes these deferred financing fees using the effective interest method.

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

FUL and AMP Changes

The 2010 Health Care Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

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

Manufacturers made their first reports of AMP to CMS in October 2010. CMS is reviewing the information reported by the manufacturers and has yet to revise the FUL based on its analysis of the AMP.

Until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporation amended the Prime Vendor Agreement effective January 1, 2011, see Subsequent Events Note 14.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $17.3 million, $11.5 million, and $11.1 million in fees for the years ended December 31, 2008, 2009, and 2010, respectively, under the IT Services Agreement.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2008	2009	2010
Pharmacy locations and administrative offices lease expense	$16.4	$13.9	$14.0
Office equipment lease expense	5.7	2.8	2.1

Total lease expense	$22.1	$16.7	$16.1

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2011	$13.9	$0.8	$14.7
2012	10.4	0.2	10.6
2013	8.4	—	8.4
2014	5.7	—	5.7
2015	4.1	—	4.1
Thereafter	17.8	—	17.8

Total	$60.3	$1.0	$61.3

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of revenues by payer type follows (dollars in millions):

	2008		2009		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$885.8	45.5%	$852.6	46.3%	$859.2	46.5%
Institutional healthcare providers	577.2	29.7	545.6	29.6	556.2	30.1
Medicaid	181.1	9.3	165.8	9.0	169.5	9.2
Private and other	133.2	6.8	122.4	6.6	107.3	5.8
Insured	101.4	5.2	91.5	5.0	89.8	4.9
Medicare	10.1	0.5	6.8	0.4	7.4	0.4
Hospital management fees	58.5	3.0	56.5	3.1	57.9	3.1

Total	$1,947.3	100.0%	$1,841.2	100.0%	$1,847.3	100.0%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

In fiscal year 2007, we began the integration of our pharmacy operating systems which continued through 2010. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Years Ended December 31,
	2008	2009	2010
Integration costs and other charges:
Pre-Pharmacy litigation matters	$—	$—	$5.0
Professional and advisory fees	1.7	0.2	2.3
General and administrative	3.2	0.8	0.7
Employee costs	7.2	1.5	0.5
Severance costs	5.3	0.9	0.6
Facility costs	9.3	0.8	0.3

	26.7	4.2	9.4

Acquisition related costs:
Professional and advisory fees	—	1.0	3.5
General and administrative	—	—	1.5
Employee costs	—	—	0.4
Facility costs	—	—	1.3
Contingent consideration	—	—	(1.7)
Other costs	—	—	0.2

	—	1.0	5.2

Total integration, merger and acquisition related costs and other charges	$26.7	$5.2	$14.6

Negative effect on earnings per diluted share	$(0.53)	$(0.10)	$(0.29)

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of December 31, 2010, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2010, the Corporation repurchased 1,327,803 shares of common stock for an aggregate purchase price, including commissions, of $10.5 million at an average purchase price of $7.90 per share.

Additionally, the Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 9,014 shares of certain vested awards for an aggregate price of less than $0.1 million, during the year ended December 31, 2010. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2010, the Corporation had a total of 1,336,817 shares held as treasury stock.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 4,214,058 shares.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions):

	Years Ended December 31,
	2008	2009	2010
Stock option compensation expense	$2.6	$2.1	$2.6
Nonvested stock compensation expense	2.3	2.5	2.2

Total Stock Compensation Expense	$4.9	$4.6	$4.8

As of December 31, 2010, there was $6.5 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the next five years and thereafter are as follows (dollars in millions):

	Stock Options	Nonvested Restricted Stock	Nonvested Restricted Stock Units	Total
Year Ending December 31,
2011	$2.1	$0.6	$0.9	$3.6
2012	1.6	0.1	—	1.7
2013	1.0	—	—	1.0
2014	0.2	—	—	0.2
2015	—	—	—	—
Thereafter	—	—	—	—

Total	$4.9	$0.7	$0.9	$6.5

The following weighted average assumptions were used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton option valuation model:

	2008	2009	2010
Expected volatility (range)	33.3-41.7%	36.36-41.07%	38.53-45.54%
Risk free interest rate (range)	1.53-2.45%	0.75-2.09%	0.49-2.47%
Expected dividends	—	—	—
Average expected term (years)	2.0-5.0	2.0-5.0	2.0-5.0
Average fair value per share of stock options granted based on the Black-Scholes- Merton model (dollars)	$4.67	$4.40	$5.79
Weighted average fair value of options granted during the year (in millions)	$1.5	$2.5	$3.3

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2007	1,270,383	$15.23	6.8 years

Granted	324,507	15.65
Exercised	(67,878)	13.28
Canceled	(194,363)	14.88

Outstanding shares at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Granted	567,633	15.18
Exercised	(107,308)	12.69
Canceled	(59,649)	14.63

Outstanding shares at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,993	18.27
Exercised	(22,072)	12.66
Canceled	(50,503)	16.60

Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Exercisable shares at December 31, 2010	1,054,975	$15.74	3.9 years	$—

Expired shares during 2010	10,052	$14.53

The total intrinsic value of stock options exercised for the years ended December 31, 2008, 2009, and 2010 was $0.5 million, $0.8 million, and $0.1 million, respectively. Cash received from stock option exercises during the year ended December 31, 2010 was $0.3 million. The total fair value of options vested for the years ended December 31, 2008, 2009, and 2010 was $1.9 million, $2.1 million, and $2.3 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a weighted average period of 1.83 years.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2007	360,904	$15.13

Granted—Restricted Stock	72,548	18.40
Granted—Performance Share Units	68,275	15.17
Forfeited	(33,578)	12.84
Vested	(125,558)	16.23

Outstanding shares at December 31, 2008	342,591	$15.93

Granted—Restricted Stock	35,633	17.96
Granted—Restricted Stock Units	99,332	15.06
Granted—Performance Share Units	152,580	15.16
Forfeited	(11,533)	14.52
Vested	(84,201)	14.34

Outstanding shares at December 31, 2009	534,402	$15.98

Granted—Restricted Stock Units	39,144	16.35
Granted—Performance Share Units	178,472	18.00
Forfeited	(70,387)	15.52
Vested	(191,776)	16.20

Outstanding shares at December 31, 2010	489,855	$16.72

The total fair value of shares vested for the years ended December 31, 2008, 2009, and 2010 was $2.0 million, $1.2 million, and $3.1 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 539,110 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the years ended December 31, 2008, 2009, and 2010, the Corporation’s matching contributions to the plan were $5.9 million, $5.3 million, and $5.1 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Deferred Compensation Plans

The Corporation maintains an unfunded deferred compensation plan for certain management and highly compensated employees. Under the plan, a participant may elect to defer up to 50% of such participant’s annual base salary and up to 100% of such participant’s annual short-term incentive program cash bonus into the plan during each plan year. In addition, the Corporation may, in its sole discretion, make discretionary contributions to a participant’s account.

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

As of December 31, 2009 and 2010, the Corporation had $2.9 million and $4.0 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets.

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	2008	2009	2010
Current provision:
Federal	$—	$0.2	$—
State	0.5	0.5	0.3

Total	0.5	0.7	0.3

Deferred provision (benefit):
Federal	2.6	21.9	11.4
State	0.2	(3.7)	1.3

Total	2.8	18.2	12.7

Total provision (benefit) for income taxes	$3.3	$18.9	$13.0

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows for the years ended December 31:

	2008	2009	2010
U.S. statutory rate applied to pretax income (loss)	35.0%	35.0%	35.0%
Differential arising from:
State taxes	5.6	4.5	4.7
Valuation Allowance	—	(7.9)	—
Other	(0.9)	(0.7)	0.5

Effective tax rate	39.7%	30.9%	40.2%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES (Continued)

The provision for income taxes as a percentage of taxable income for the year ended December 31, 2010 was significantly higher than the year ended December 31, 2009 due to a discrete tax benefit recorded in the third quarter of 2009 related to the adoption of an internal legal entity restructuring plan. Excluding the one-time benefits associated with the Corporation’s legal entity restructuring activities, the provision for income taxes for the year ended December 31, 2009 would have been $24.6 million (40.2% of income). Apart from the discrete tax benefit recorded as a result of the internal restructuring, the effective tax rates in 2010 and 2009 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. As of December 31, 2009 and 2010, the tax basis of the Corporation’s tax deductible goodwill was approximately $113.9 million and $130.9 million, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2010, the Corporation has tax benefits from federal net operating loss carryforwards of $23.9 million and tax benefits from state net operating loss carryforwards of $11.0 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. As of December 31, 2009 and 2010, the Corporation recognized deferred tax assets totaling $60.8 million and $48.4 million, net of valuation allowances of $1.7 million and $1.6 million, respectively.

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2009		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$6.3	$—	$3.2	$—
Allowance for doubtful accounts	13.5	—	13.0	—
Net operating losses	17.6	—	5.5	—
Other	3.0	—	2.3	—
Valuation allowance	(0.6)	—	(0.5)	—

Total current deferred taxes	$39.8	$—	$23.5	$—

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES (Continued)

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2009		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$5.8	$—	$9.2
Stock-based compensation	2.6	—	3.3	—
Goodwill and intangibles	13.7	—	—	2.9
Net operating losses	8.8	—	31.0	—
Other	3.9	1.1	4.2	0.4
Valuation allowances	(1.1)	—	(1.1)	—

Total noncurrent deferred taxes	$27.9	$6.9	$37.4	$12.5

Noncurrent deferred taxes, net	$21.0		$24.9

As of December 31, 2009 and 2010, the Corporation had $1.6 million and $1.2 million, respectively, recorded as a liability for unrecognized tax benefits for U.S. Federal and State tax jurisdictions. The net decrease of $0.4 million for the year ended December 31, 2010 was primarily due to statute of limitations expirations in certain states. The total amount of unrecognized tax benefits at December 31, 2010 that, if recognized, would affect the tax rate is $1.2 million.

It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2010, the Corporation had no accrued interest or penalties related to uncertain tax positions, as it has sufficient net operating losses to offset any liability that potentially could be asserted by a tax authority related to uncertain tax positions.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2008	2009	2010
Numerator:
Numerator for basic and earnings per diluted share—net income	$5.0	$42.2	$19.2

Denominator:
Denominator for basic earnings per share—weighted average shares	30,095,582	30,266,272	30,007,268
Effective of dilutive securities:
Employee stock options	45,285	47,845	14,085
Employee restricted shares	50,026	84,173	111,678
Employee performance share units	—	4,478	—

Denominator for earnings per diluted share—adjusted weighted average shares	30,190,893	30,402,768	30,133,031

Basic earnings per share	$0.17	$1.39	$0.64

Earnings per diluted share	$0.17	$1.39	$0.64

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	1,072,446	1,497,083	2,086,320

(a)	These unexercised employee stock options and unvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Stock options and restricted shares and units granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share only when they are probable to vest.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	December 31, 2009	December 31, 2010
Assets:
Institutional pharmacies	$716.1	$750.7
Hospital pharmacy management	8.2	9.2

	$724.3	$759.9

Goodwill:
Institutional pharmacies	$140.1	$193.9
Hospital pharmacy management	—	—

	$140.1	$193.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
Revenues:
Institutional pharmacies	$1,888.8	$1,784.7	$1,789.4
Hospital pharmacy management	58.5	56.5	57.9

	$1,947.3	$1,841.2	$1,847.3

Net income:
Segment operating income:
Institutional pharmacies	$105.6	$113.3	$89.0
Hospital pharmacy management	9.0	6.1	5.6

Segment operating income	114.6	119.4	94.6
Rent	22.1	16.7	16.1
Depreciation and amortization	28.5	27.0	28.1
Impairment of intangible assets	14.8	—	—
Integration, merger and acquisition related costs and other charges	26.7	5.2	14.6
Interest expense, net	14.2	9.4	3.6

Income before income taxes	8.3	61.1	32.2
Provision for income taxes	3.3	18.9	13.0

Net income	$5.0	$42.2	$19.2

Rent:
Institutional pharmacies	$22.0	$16.6	$16.0
Hospital pharmacy management	0.1	0.1	0.1

	$22.1	$16.7	$16.1

Depreciation and amortization:
Institutional pharmacies	$28.4	$27.0	$28.1
Hospital pharmacy management	0.1	—	—

	$28.5	$27.0	$28.1

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$22.1	$21.6	$12.6
Hospital pharmacy management	—	—	—

	$22.1	$21.6	$12.6

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim information shown below has been prepared by the Corporation’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$453.4	$446.5	$447.1	$437.7	$448.3	$435.9	$427.7	$477.5
Hospital management revenues	14.8	14.1	13.9	13.7	13.9	14.6	15.4	14.0

Total revenues	468.2	460.6	461.0	451.4	462.2	450.5	443.1	491.5

Cost of goods sold:
Institutional pharmacy	384.0	379.1	381.7	372.9	386.8	380.1	372.8	416.9
Hospital management	12.0	11.9	12.2	11.9	12.1	12.8	13.5	12.0

Total cost of goods sold	396.0	391.0	393.9	384.8	398.9	392.9	386.3	428.9

Gross profit:
Institutional pharmacy	69.4	67.4	65.4	64.8	61.5	55.8	54.9	60.6
Hospital management	2.8	2.2	1.7	1.8	1.8	1.8	1.9	2.0

Total gross profit	72.2	69.6	67.1	66.6	63.3	57.6	56.8	62.6

Operating income	$16.7	$19.1	$18.7	$16.0	$15.0	$3.0	$8.9	$8.9

Net income	$8.2	$9.2	$14.6	$10.2	$8.4	$1.3	$4.8	$4.7

Earnings per common share:
Basic	$0.27	$0.30	$0.48	$0.34	$0.28	$0.04	$0.16	$0.16
Diluted	$0.27	$0.30	$0.48	$0.33	$0.27	$0.04	$0.16	$0.16

Shares used in computing earnings per common share:
Basic	30.2	30.2	30.3	30.3	30.4	30.4	30.0	29.2
Diluted	30.3	30.4	30.5	30.5	30.6	30.6	30.1	29.3

NOTE 14—SUBSEQUENT EVENT

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between ABDC, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (the “Amended Agreement”). The Amended Agreement is effective on January 1, 2011 and, upon its effectiveness, supersedes in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Agreement incorporates ChemRx and is otherwise substantially the same in scope excepting modifications to select sourcing terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Corporation’s current reports on Form 8-K filed on March 5, 2010, the Corporation changed its independent registered public accountants effective for the fiscal year ended December 31, 2010. There were no disagreements or reportable events related to the change in accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2010.

The Corporation has excluded the Chem Rx and Lone Star Pharmacy Services acquisitions from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Corporation in separate purchase business combinations during 2010. The total combined assets and total combined revenues of Chem Rx and Lone Star Pharmacy Services represent 20.0% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. The Corporation continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of and for the year ended December 31, 2010 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2010. We refer to this proxy statement as the 2011 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation’s 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation’s 2011 Proxy Statement.

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

(3) Exhibits

Exhibit No.	Description
2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

2.3	Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor (17)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.1	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC – Seattle, Inc., THC – Chicago, Inc., and Kindred Pharmacy Services, Inc. (5)

10.2	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (12) †

10.3	Commitment Letter dated as of May 31, 2007 among JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., PharMerica, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (5)

10.4	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (5) †

10.5	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (5) †

10.6	Form CEO Performance Share Award Agreement (6) †

10.7	Form CEO Stock Option Award Agreement (6) †

10.8	Form Non-Qualified Stock Option Award Agreement (6) †

Exhibit No.	Description
10.9	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.10	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (3)

10.11	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.12	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.13	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.14	Form Performance Share Award Agreement (3) †

10.15	Form Long-Term Cash Award Agreement (3) †

10.16	Form Director Restricted Share Award Agreement (3) †

10.17	Form Director Non-Qualified Stock Option Award Agreement † (10)

10.18	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.19	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.20	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.21	Form of Substitution ISO Agreement for Kindred Grants (3) †

10.22	IT Services Agreement (4)

10.23	Trademark License Agreement (4)

10.24	Summary of 2007 Short Term Incentive Program (4) †

10.25	Summary of Director Compensation Program (4) †

10.26	Summary of 2008 Long Term Incentive Program (8) †

10.27	Summary of 2008 Short Term Incentive Program (8) †

10.28	Form of Non-Qualified Stock Option Award Agreement (8) †

10.29	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation (9) †

10.30	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (11) †

10.31	Summary of 2009 Long-Term Incentive Program (13) †

10.32	Summary of 2009 Short-Term Incentive Program (13) †

10.33	Employment Agreement dated April 20, 2009 between William Monast and PharMerica Corporation (12) †

10.34	Form of Restricted Stock Unit Award Agreement (14) †

10.35	Summary of 2010 CEO Short-Term Incentive Program and 2010 Short-Term Incentive Program (15) †

10.36	Summary of 2010 Long-Term Incentive Program (15) †

10.37	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (16) †

Exhibit No.	Description
10.38	Form of Director Restricted Stock Unit Award Agreement (16) †

10.39	New Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation (17) †

10.40#	Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.

(5)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(6)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

(7)	Filed with Amendment No. 1 to the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by reference.

(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.

(9)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008, and incorporated herein by reference.

(10)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.

(11)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.

(12)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009, and incorporated herein by reference.

(13)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2009, and incorporated herein by reference.

(14)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.

(15)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010, and incorporated herein by reference.

(16)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.

(17)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010, and incorporated herein by reference.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 24, 2011	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR (Gregory S. Weishar)	Chief Executive Officer and Director	February 24, 2011

/S/ MICHAEL J. CULOTTA (Michael J. Culotta)	Executive Vice President and Chief Financial Officer	February 24, 2011

/S/ BERARD E. TOMASSETTI (Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	February 24, 2011

/S/ FRANK E. COLLINS (Frank E. Collins)	Director	February 24, 2011

/S/ W. ROBERT DAHL JR. (W. Robert Dahl Jr.)	Director	February 24, 2011

/S/ DR. THOMAS P. GERRITY (Dr. Thomas P. Gerrity)	Director	February 24, 2011

/S/ THOMAS P. MAC MAHON (Thomas P. Mac Mahon)	Director	February 24, 2011

/S/ DANIEL N. MENDELSON (Daniel N. Mendelson)	Director	February 24, 2011

/S/ DR. ROBERT A. OAKLEY (Dr. Robert A. Oakley)	Director	February 24, 2011

/S/ MARJORIE W. DORR (Marjorie W. Dorr)	Director	February 24, 2011

/S/ GEOFFREY G. MEYERS (Geoffrey G. Meyers)	Director	February 24, 2011

EXHIBIT INDEX

Exhibit No.	Description
10.40#	Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.