Form 10-Q
period 2011-03-31
PharMerica CORP
filed 2011-05-04
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 29, 2011
Common stock, $0.01 par value	29,363,728 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31, 2010 and 2011

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended March 31,

	2010	2011
Revenues	$462.2	$535.1
Cost of goods sold	398.9	469.4

Gross profit	63.3	65.7
Selling, general and administrative expenses	44.8	51.6
Amortization expense	2.3	2.7
Integration, merger and acquisition related costs and other charges	1.2	4.7

Operating income	15.0	6.7
Interest expense, net	0.9	1.1

Income before income taxes	14.1	5.6
Provision for income taxes	5.7	2.3

Net income	$8.4	$3.3

Earnings per common share:
Basic	$0.28	$0.11
Diluted	$0.27	$0.11

Shares used in computing earnings per common share:
Basic	30,396,520	29,272,481
Diluted	30,571,049	29,362,134

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and March 31, 2011

(Unaudited)

(In millions, except share and per share amounts)

	December 31, 2010	March 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10.8	$12.3
Accounts receivable, net	226.5	235.8
Inventory	88.6	103.5
Deferred tax assets	23.5	38.3
Prepaids and other assets	24.3	30.3

	373.7	420.2

Equipment and leasehold improvements	136.0	138.1
Accumulated depreciation	(76.5)	(81.4)

	59.5	56.7

Deferred tax assets, net	24.9	7.8
Goodwill	193.9	193.9
Intangible assets, net	102.2	100.3
Other	5.7	5.8

	$759.9	$784.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$74.5	$84.9
Salaries, wages and other compensation	22.0	31.9
Other accrued liabilities	7.0	7.9

	103.5	124.7

Long-term debt	245.6	244.3
Other long-term liabilities	26.4	26.5
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2010 and March 31, 2011	–	–
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,696,261 and 30,699,831 shares issued as of December 31, 2010 and March 31, 2011, respectively	0.3	0.3
Capital in excess of par value	349.7	351.2
Retained earnings	45.0	48.3
Treasury stock at cost, 1,336,817 shares	(10.6)	(10.6)

	384.4	389.2

	$759.9	$784.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2011

(Unaudited)

(In millions)

	Three Months Ended March 31,

	2010	2011
Cash flows provided by (used in) operating activities:
Net income	$8.4	$3.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.6	5.1
Amortization	2.3	2.7
Integration, merger and acquisition related costs and other charges	0.1	0.3
Stock-based compensation	0.8	1.4
Amortization of deferred financing fees	0.2	0.2
Deferred income taxes	4.8	2.3
Loss on disposition of equipment	–	0.1
Other	0.1	–
Change in operating assets and liabilities:
Accounts receivable, net	11.1	(9.4)
Inventory	2.6	(15.0)
Prepaids and other assets	3.8	(6.2)
Accounts payable	(11.5)	10.4
Salaries, wages and other compensation	(2.8)	9.3
Other accrued and long-term liabilities	0.2	0.9

Net cash provided by operating activities	24.7	5.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(2.2)	(2.4)
Other	(0.1)	–

Net cash used in investing activities	(2.3)	(2.4)

Cash flows provided by (used in) financing activities:
Repayments of capital lease obligations	(0.2)	(0.2)
Net repayment of revolving credit facility	–	(1.3)
Issuance of common stock	0.1	–

Net cash used in financing activities	(0.1)	(1.5)

Change in cash and cash equivalents	22.3	1.5
Cash and cash equivalents at beginning of period	51.2	10.8

Cash and cash equivalents at end of period	$73.5	$12.3

Supplemental information:
Cash paid for interest	$0.8	$1.0

Cash refund for taxes	$(0.2)	$–

Supplemental schedule of non-cash activities:
Capital lease obligations	$0.4	$–

Integrity Working Capital Adjustment	$0.5	$–

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2010	29,359,444	$0.3	$349.7	$45.0	$(10.6)	$384.4
Comprehensive income:
Net income				3.3		3.3

Total comprehensive income				3.3		3.3

Exercise of stock options	3,570	-	0.1	-	-	0.1
Stock-based compensation -non-vested restricted stock	-	-	0.8	-	-	0.8
Stock-based compensation -stock options	-	-	0.6	-	-	0.6

Balance at March 31, 2011	29,363,014	$0.3	$351.2	$48.3	$(10.6)	$389.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 95 institutional pharmacies in 43 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2010, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the condensed consolidated income statements, balance sheets, cash flows, and stockholders’ equity for the interim periods have been made and are of a normal recurring nature.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, accounting for income taxes and stock-based compensation. Actual amounts may differ from these estimates.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2010 and March 31, 2011, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities recorded at fair value at December 31, 2010 and March 31, 2011, are set forth in the tables below (dollars in millions):

As of December 31, 2010	Liability	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$4.0	$-	$4.0	$-	A
Contingent Consideration	$-	$-	$-	$-	C

As of March 31, 2011	Liability	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$4.2	$-	$4.2	$-	A
Contingent Consideration	$-	$-	$-	$-	C

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that a contingent consideration will be paid to the sellers, therefore, at December 31, 2010, the liability was relieved and remained the same at March 31, 2011. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. In evaluating the collectability of accounts receivable, the Corporation considers a number of factors, which include, but are not limited to, the impact of changes in the regulatory and payer environment, historical trends, the financial viability of the payer, contractual reimbursement terms and other factors that may impact ultimate reimbursement. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable accounts and summarized aging categories are as follows (dollars in millions):

	December 31, 2010	March 31, 2011
Institutional healthcare providers	$149.8	$177.1
Medicare Part D	52.3	38.1
Private payor and other	35.7	36.2
Insured	10.0	6.8
Medicaid	13.4	14.4
Medicare	2.1	1.3
Allowance for doubtful accounts	(36.8)	(38.1)

	$226.5	$235.8

0 to 60 days	64.5%	64.8%
61 to 120 days	19.8%	19.7%
Over 120 days	15.7%	15.5%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2010	$40.2	$18.5	$(21.9)	$36.8
Three Months Ended March 31, 2011	$36.8	$5.4	$(4.1)	$38.1

Concentration of Credit Risk

For the three months ended March 31, 2010 and 2011, the Corporation derived approximately 13.7% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended March 31, 2010 and 2011, maintenance and repairs were $1.5 million and $1.9 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three months ended March 31, 2010 or 2011.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended March 31, 2010 and 2011, the Corporation capitalized internally developed software costs of $0.6 million and $0.5 million, respectively. As of December 31, 2010 and March 31, 2011, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $14.2 million and $13.8 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Corporation at least annually for impairment, each of which are reviewed separately for impairment. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation performed its annual impairment test for goodwill recorded as of December 31, 2010, and did not incur an impairment charge.

The Corporation’s finite-lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements primarily originating from business acquisitions. Finite-lived intangible assets are amortized on a straight-line basis over the course of their lives ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation’s goodwill and intangible assets are further described in Note 4.

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended March 31, 2010 and 2011, the expense for employee health benefits was $4.7 million and $5.0 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2010 and March 31, 2011, the Corporation had $2.4 million and $3.0 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended March 31, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $9.5 million and $14.3 million, respectively. The Corporation had $3.3 million and $5.1 million of rebates capitalized in inventory as of December 31, 2010 and March 31, 2011, respectively.

Delivery Expenses

The Corporation incurred delivery expenses of $14.5 million and $17.4 million for the three months ended March 31, 2010 and 2011, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using the Black-Scholes-Merton option valuation model (See Note 9).

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

NOTE 2—ACQUISITIONS

2010 Acquisitions

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

The acquisition was accounted for under the acquisition method of accounting. The total purchase price of Chem Rx was allocated to the net tangible and identifiable intangible assets based upon the associated fair values on November 4, 2010. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, the amount of goodwill recorded in the transaction will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of being able to integrate Chem Rx.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The Corporation recorded accounts receivable with a contractual fair value of $33.1 million as part of the preliminary purchase price of the Chem Rx acquisition. In addition, the Corporation also recorded a liability with a fair value of $9.8 million related to an unfavorable operating lease as part of the preliminary purchase price. The unfavorable operating lease liability will be amortized to rental expense over the contractual term of the operating lease agreement.

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

Lone Star Acquisition

On December 31, 2010, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests of Lone Star Pharmacy LTD, a Texas Limited partnership, and Pharmastat Transport, LTD, a Texas limited partnership (collectively, “Lone Star”), for $50.0 million in cash. The Corporation’s primary purpose in acquiring Lone Star was to increase the Corporation’s market share in Texas.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

Other

For the three months ended March 31, 2010 and 2011, the Corporation incurred $0.6 million and $4.6 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges.

Pro forma

The following unaudited pro forma condensed consolidated financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Corporation that would have been reported had the acquisitions been completed as of the date or for the periods presented, and should not be taken as representative of the future condensed consolidated results of operations or financial condition of the Corporation.

The unaudited pro forma effect of the Chem Rx and Lone Star acquisitions assuming the acquisitions occurred on January 1, 2010, excluding the integration, merger and acquisition related costs and other charges and assuming an effective tax rate of approximately 40.0% for the three months ended March 31, 2010, would be as follows (dollars in millions, except per share amounts):

Three Months Ended March 31, 2010
Revenues	$562.3
Net income	$7.5

Earnings per common share:
Basic	$0.25
Diluted	$0.25

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2010	March 31, 2011

Leasehold improvements	$13.6	$13.7
Equipment and software	115.4	116.8
Leased equipment	3.0	3.0
Construction in progress	4.0	4.6

	136.0	138.1
Accumulated depreciation	(76.5)	(81.4)

Total Equipment and leasehold improvements	$59.5	$56.7

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2010	Additions	Disposals	Balance at March 31, 2011
Equipment and leasehold improvements:
Leasehold improvements	$13.6	$0.2	$(0.1)	$13.7
Equipment and software	115.4	1.6	(0.2)	116.8
Leased equipment	3.0	-	-	3.0
Construction in progress	4.0	0.6	-	4.6

Sub-Total	136.0	2.4	(0.3)	138.1
Accumulated depreciation	(76.5)	(5.1)	0.2	(81.4)

Total	$59.5	$(2.7)	$(0.1)	$56.7

Depreciation expense totaled $4.6 million and $5.1 million for the three months ended March 31, 2010 and 2011, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$18.9	*
2012	14.5
2013	9.8
2014	5.9
2015	3.7
Thereafter	9.0

Total	$61.8

* The 2011 amount shown includes depreciation expense for the three months ended March 31, 2011 of $5.1 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES

As of March 31, 2011 the carrying value of goodwill was $193.9 million. The Corporation does not have accumulated impairments that reduce the gross value of goodwill.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2010	Additions	Balance at March 31, 2011
Customer relationships	$95.1	$-	$95.1
Trade name	29.5	-	29.5
Non-compete agreements	5.9	0.8	6.7

Sub Total	130.5	0.8	131.3
Accumulated amortization	(28.3)	(2.7)	(31.0)

Net intangible assets	$102.2	$(1.9)	$100.3

Amortization expense relating to finite-lived intangible assets was $2.3 million and $2.7 million for the three months ended March 31, 2010 and 2011, respectively.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$10.2	*
2012	9.3
2013	9.3
2014	9.3
2015	9.2
Thereafter	55.7

	$103.0

* The 2011 amount shown includes amortization expense for the three months ended March 31, 2011 of $2.7 million.

NOTE 5—CREDIT AGREEMENT

The Corporation is a party to a credit agreement among the Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “Credit Agreement”). The Credit Agreement consists of a $275.0 million term loan facility and a $150.0 million revolving credit facility. As of March 31, 2011, $240.0 million was outstanding under the term loan facility and $4.3 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on July 31, 2012, at which time the commitment of the Lenders to make revolving loans also shall expire. There is no scheduled amortization under the term loan facility but the term loans are subject to certain prepayment obligations relating to asset sales, casualty losses and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

Credit Agreement:	December 31, 2010	March 31, 2011
Term Debt - payable to lenders at LIBOR plus applicable margin (1.25% as of March 31, 2011), matures July 31, 2012	$240.0	$240.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (3.25% as of March 31, 2011), matures July 31, 2012	5.6	4.3

Total debt	$245.6	$244.3

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2011 was $3.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $142.2 million as of March 31, 2011. The revolving credit facility contains a $50.0 million accordion feature, which permits the Corporation to increase the size of the credit facility, up to an aggregate of $200.0 million, subject to securing additional commitments from existing or new lenders.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreement are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
December 31, 2010	5.94	2.20	0.68%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
March 31, 2011	5.47	2.39	** %

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

On May 2, 2011, the Corporation entered into a new long-term credit agreement (the “New Credit Agreement”). The New Credit Agreement replaces the Credit Agreement and consists of $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the New Credit Agreement are customary to facilities of this nature. The Corporation had a total of $250.0 million outstanding of term debt and $58.0 million outstanding under the revolving credit facility portion of the New Credit Agreement as of May 2, 2011. The Amended Agreement also contains an accordian feature of $100.0 million, which in the aggregate provides a total capacity of $550.0 million. See Note 13 – Subsequent Events.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

Deferred Financing Fees

The Corporation capitalized a total of $2.0 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2011, the Corporation had $0.1 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of these legal proceedings are, in the opinion of management, expected to have a material adverse effect on the condensed consolidated financial position, results of operations, or liquidity of the Corporation.

FUL and AMP Changes

The 2010 Health Care Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the Federal Upper Limit or FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly Average Manufacturer’s Price or AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

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

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (the “Amended Agreement”). The Amended Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

Information Technology Services Agreement

On July 31, 2007, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred Healthcare, Inc. (“Kindred”) (the “IT Services Agreement”). Pursuant to this agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management, systems, and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $3.1 million and $2.7 million in fees for the three months ended March 31, 2010 and 2011, respectively, under the IT Services Agreement.

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

	Three Months Ended March 31,
	2010	2011
Pharmacy locations and administrative offices lease expense	$3.6	$3.6
Office equipment lease expense	0.6	0.7

Total lease expense	$4.2	$4.3

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2011	$10.8	*	$0.8	$11.6
2012	11.4		0.2	11.6
2013	9.3		-	9.3
2014	5.9		-	5.9
2015	4.6		-	4.6
Thereafter	17.4		-	17.4

Total	$59.4		$1.0	$60.4

* The 2011 amount shown includes lease expense for the three months ended March 31, 2011 of $3.6 million.

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

The Medicare and Medicaid programs are highly regulated. The failure, even if inadvertent, of the Corporation and/or client facilities to comply with applicable reimbursement regulations could adversely affect the Corporation’s reimbursement under these programs and the Corporation’s ability to continue to participate in these programs. In addition, failure to comply with these regulations could subject the Corporation to other penalties.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended March 31,
	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$216.4	46.8%	$255.4	47.7%
Institutional healthcare providers	140.5	30.4	163.5	30.6
Medicaid	40.2	8.7	56.1	10.5
Private and other	26.4	5.7	21.6	4.0
Insured	22.8	4.9	21.8	4.1
Medicare	2.0	0.5	1.2	0.2
Hospital management fees	13.9	3.0	15.5	2.9

Total	$462.2	100.0%	$535.1	100.0%

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

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

In fiscal year 2007, we began the integration of our pharmacy operating systems and the Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended March 31,
	2010	2011
Integration costs and other charges:
Professional and advisory fees	$0.2	$0.1
General and administrative	0.2	0.1
Employee costs	0.1	-
Severance costs	0.1	-
Facility costs	-	(0.1)

	0.6	0.1

Acquisition related costs:
Professional and advisory fees	0.2	1.3
General and administrative	0.4	0.3
Employee costs	-	1.1
Severance costs	-	0.4
Facility costs	-	0.8
Other costs	-	0.7

	0.6	4.6

Total integration, merger, and acquisition related costs and other charges	$1.2	$4.7

Negative effect on diluted earnings per share	$(0.02)	$(0.09)

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Common Stock

Holders of the Corporation’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to the Corporation’s common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Corporation from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Corporation’s Credit Agreement imposes restrictions on its ability to pay dividends.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of March 31, 2011, there were no shares of preferred stock outstanding.

Our Board of Directors may, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on our shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The Board of Directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of common stock. Specifically, the Corporation’s certificate of incorporation authorizes the Corporation’s board to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of the Corporation or the removal of existing management.

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2011, the Corporation did not repurchase shares of common stock.

As of March 31, 2011, the Corporation had a total of 1,336,817 shares held as treasury stock.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The Corporation has reserved 7,237,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares reserved for substitute equity awards. Under the “fungible share pool,” one share of stock will be subtracted from the share limit for each share of stock covered by a stock option or stock appreciation right award and 1.65 shares of stock will be subtracted from the share limit for each share of stock covered by any full-value award, including restricted share awards, restricted stock units and performance share awards at target. The following shares are not available for re-grant under the Omnibus Plan: (i) shares tendered by a participant or withheld by the Corporation to pay the purchase price of a stock option award or to satisfy taxes owed with respect to an award, (ii) shares subject to a stock appreciation right that are not issued in connection with such award’s settlement upon the exercise thereof, and (iii) shares reacquired by the Corporation using cash proceeds received by the Corporation from the exercise of stock options. Effective January 1, 2010, shares subject to an award that is forfeited, expired or settled for cash, are available for re-grant under the Omnibus Plan as one share of stock for each share of stock covered by a stock option or appreciation right and 1.65 shares of stock for each share of stock covered by any other type of award.

The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted share awards granted to officers and employees generally vest in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two equal annual installments. The restricted share awards grant to members of the Board of Directors vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of March 31, 2011, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,987,802 shares.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions):

	Three Months Ended March 31,
	2010	2011
Stock option compensation expense	$0.4	$0.6
Nonvested stock compensation expense	0.4	0.8

Total Stock Compensation Expense	$0.8	$1.4

Negative effect on diluted earnings per share	$(0.02)	$(0.03)

As of March 31, 2011, there was $14.2 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and the next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,	Stock Options	Nonvested Restricted Shares	Nonvested Restricted Stock Units	Performance Shares	Total
2011	$2.3	$0.6	$2.2	$0.5	$5.6	*
2012	2.1	0.1	1.6	0.6	4.4
2013	1.5	-	1.8	0.6	3.9
2014	0.9	-	0.4	0.2	1.5
2015	0.2	-	-	-	0.2
Thereafter	-	-	-	-	-

Total	$7.0	$0.7	$6.0	$1.9	$15.6

*The 2011 amount shown includes stock based compensation expense for the three months ended March 31, 2011 of $1.4 million.

The following weighted average assumptions were used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton option valuation model:

	2010	2011
Expected volatility (range)	38.53 - 45.54%	42.23 - 46.34%
Risk free interest rate (range)	0.49 - 2.47%	0.79 - 2.20%
Expected dividends	-	-
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$5.79	$3.59
Weighted average fair value of options granted during the quarter (in millions)	$3.3	$2.3

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. The Corporation also considers how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in 2010 and twelve companies in 2011, in the same or similar industries as the Corporation. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,993	18.27
Exercised	(22,072)	12.66
Canceled	(50,503)	16.60

Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	641,004	10.84
Exercised	(3,570)	10.88
Canceled	(28,690)	16.68

Outstanding shares at March 31, 2011	2,832,487	$15.05	5.0 years	0.4

Exercisable shares at March 31, 2011	1,353,664	$15.94	3.9 years	$-

Expired shares during 2011	1,231	$15.21

The total intrinsic value of stock options exercised for each of the three months ended March 31, 2010 and 2011 was less than $0.1 million. Cash received from stock option exercises during the three months ended March 31, 2011 was approximately $0.1 million. The total fair value of options vested for the three months ended March 31, 2010 and 2011 was $0.8 million and $1.4 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a weighted average period of 2.4 years.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2009	534,402	$15.98

Granted - Restricted Stock Units	39,144	16.35
Granted - Performance Share Units	178,472	18.00
Forfeited	(70,387)	15.52
Vested	(191,776)	16.20

Outstanding shares at December 31, 2010	489,855	$16.72

Granted - Restricted Stock Units	441,032	11.41
Granted - Performance Share Units	181,963	10.84
Forfeited	(10,040)	16.02
Vested	(51,249)	16.56

Outstanding shares at March 31, 2011	1,051,561	$13.49

The total fair value of shares vested for the three months ended March 31, 2010 and 2011 was approximately $0.1 million and $0.9 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 842,746 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended March 31, 2010 and 2011, the Corporation’s matching contributions to the plan were $1.3 million and $1.5 million, respectively.

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

The Corporation also maintains a deferred compensation plan for the directors of the Corporation. The directors of the Corporation may elect to defer up to 100% of their cash fees and their stock fees in any one year. If a director elects to defer his/her restricted share grant, the shares will be deferred as it vests until the participant elects for the deferred compensation to be a taxable event.

As of December 31, 2010 and March 31, 2011, the Corporation had $4.0 million and $4.2 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2010	2011
Provision for income taxes	$5.7	$2.3

Total provision as a percentage of pre-tax income	40.3%	42.1%

The increase in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2011, compared to the comparable 2010 period, was primarily the result of certain discrete items as well as an increase in the state applicable rate.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $130.9 million and $115.4 million at December 31, 2010 and March 31, 2011, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of March 31, 2011, the Corporation has tax benefits from federal net operating loss carryforwards of $20.3 million and tax benefits from state net operating loss carryforwards of $12.1 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $48.4 million at December 31, 2010 and $46.1 million at March 31, 2011, net of valuation allowances of $1.6 million.

As of December 31, 2010 and March 31, 2011, the Corporation had $1.2 million recorded as a liability for unrecognized tax benefits for U.S. Federal and State tax jurisdictions.

The federal statute of limitations remains open for tax years 2007 through 2010. The Corporation’s consolidated U.S. income tax returns for 2007 and 2008 are currently under examination by the IRS. State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2006. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2011
Numerator:

Numerator for basic and diluted earnings per share - net income	$8.4	$3.3

Denominator:

Denominator for basic earnings per share - weighted average shares	30,396,520	29,272,481
Effect of dilutive securities:
Employee stock options	37,553	5,293
Employee restricted shares	94,902	84,360
Employee performance share units	42,074	-

Denominator for diluted earnings per share - adjusted weighted average shares	30,571,049	29,362,134

Basic earnings per share	$0.28	$0.11

Diluted earnings per share	$0.27	$0.11

Unexercised employee stock options and nonvested restricted shares and units excluded from the effect of dilutive securities above (a)	1,613,310	2,207,940

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Stock options and restricted shares and units granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share only when they are probable to vest.

Common shares repurchased, if any, by the Corporation reduced the number of basic shares used in the denominator for basic and diluted earnings per share.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates in two reportable business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to substantially all of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, integration, merger and acquisition related costs and other charges, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

Assets:	December 31, 2010	March 31, 2011
Institutional pharmacies	$750.7	$774.3
Hospital pharmacy management	9.2	10.4

	$759.9	$784.7

Goodwill:
Institutional pharmacies	$193.9	$193.9
Hospital pharmacy management	-	-

	$193.9	$193.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2010	2011
Revenues:
Institutional pharmacies	$448.3	$519.6
Hospital pharmacy management	13.9	15.5

	$462.2	$535.1

Net income:
Segment operating income:
Institutional pharmacies	$26.0	$21.9
Hospital pharmacy management	1.3	1.6

Segment operating income	27.3	23.5
Rent	4.2	4.3
Depreciation and amortization	6.9	7.8
Integration, merger and acquisition related costs and other charges	1.2	4.7
Interest expense, net	0.9	1.1

Income before income taxes	14.1	5.6
Provision for income taxes	5.7	2.3

Net income	$8.4	$3.3

Rent:
Institutional pharmacies	$4.2	$4.3
Hospital pharmacy management	-	-

	$4.2	$4.3

Depreciation and amortization:
Institutional pharmacies	$6.9	$7.8
Hospital pharmacy management	-	-

	$6.9	$7.8

Capital expenditures:
Institutional pharmacies	$2.2	$2.4
Hospital pharmacy management	-	-

	$2.2	$2.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13—SUBSEQUENT EVENT

Effective April 1, 2011, the Corporation acquired an institutional pharmacy business based in Greenville, South Carolina. The acquisition will be accounted for under the acquisition method of accounting.

On May 2, 2011, the Corporation entered into a new long-term credit agreement (the “New Credit Agreement”). The New Credit Agreement replaces the Credit Agreement and consists of $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the New Credit Agreement are customary to facilities of this nature. The Corporation had a total of $250.0 million outstanding of term debt and $58.0 million outstanding under the revolving credit facility portion of the New Credit Agreement as of May 2, 2011. The Amended Agreement also contains an accordian feature of $100.0 million, which in the aggregate provides a total capacity of $550.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and our by-laws could delay or deter a change in control;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent company;

•	the effects of adverse economic trends or intense competition in the markets in which we operate;

•	the demand for the Corporation’s products and services;

•	the effects of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

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

•

other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2011, reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and also provide management pharmacy services to hospitals. The Corporation operates 95 institutional pharmacies in 43 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage, and dispense prescription and non- prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery, and/or consultation with the facility’s staff or the resident’s attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

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

Additional business segment information is set forth in Part I, Item 1 “Financial Statements” and Note 12—”Business Segment Data” to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

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

At March 31, 2011, we had contracts to provide pharmacy services to 357,669 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the three months ended March 31, 2011, Kindred institutional pharmacy contracts represented approximately 10.8% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At March 31, 2011, the Corporation provided hospital pharmacy management services to Kindred and other customers at 90 locations. For three months ended March 31, 2011, revenues under the Kindred hospital pharmacy management service contracts represented approximately 2.9% of the Corporation’s total revenues.

Suppliers/Inventory

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (the “Amended Agreement”). The Amended Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

We also obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. We believe the generic dispensing rate will increase to 80% over time as the result of a large number of patent expirations.

The following table summarizes the generic drug dispensing rate:

	2010	2011

March 31	74.5%	77.1%
June 30	75.7	N/A
September 30	75.9	N/A
December 31	75.8	N/A

The following table summarizes the material brand-to-generic conversions expected to occur in 2011 through 2015:

2011	2012	2013	2014	2015
Xalatan (1Q)	Seroquel (1Q)	Oxycontin (2Q)	Nexium (2Q)	Namenda (1Q)
Levaquin (2Q)	Lexapro (1Q)	Advair (3Q)	Celebrex (2Q)	Abilify (2Q)
Zyprexa (4Q)	Plavix (2Q)	Cymbalta (4Q)	Humalog (2Q)	Zyvox (2Q)
Lipitor (4Q)	Detrol LA (3Q)		Renvela (Q3)	Lidoderm (4Q)
	Singulair (3Q)		Copaxone (4Q)
Actos (3Q)
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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. For the three months ended March 31, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $9.5 million and $14.3 million, respectively. The Corporation had $3.3 million and $5.1 million of rebates capitalized in inventory as of December 31, 2010 and March 31, 2011, respectively.

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

On July 31, 2007, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred (the “IT Services Agreement”). Pursuant to the IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation supports internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the agreement is five years. The agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $3.1 million and $2.7 million to Kindred under the terms of the IT Services Agreement for the three months ended March 31, 2010 and 2011, respectively.

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

A summary of revenue by payer type for the three months ended March 31, 2010 and 2011, is as follows (dollars in millions):

	Three Months Ended March 31,
	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$216.4	46.8%	$255.4	47.7%
Institutional healthcare providers	140.5	30.4	163.5	30.6
Medicaid	40.2	8.7	56.1	10.5
Private and other	26.4	5.7	21.6	4.0
Insured	22.8	4.9	21.8	4.1
Medicare	2.0	0.5	1.2	0.2
Hospital management fees	13.9	3.0	15.5	2.9

Total	$462.2	100.0%	$535.1	100.0%

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

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation”. Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Part D coverage gap, which is otherwise known as the “Donut Hole”, (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products. The constitutionality of the 2010 Health Care Legislation has been challenged in several Federal courts. At this time, the courts have split on the constitutionality of the 2010 Health Care Legislation. These decisions have been appealed and are expected to eventually be collectively decided by the United States Supreme Court. Pending a final decision on the constitutionality of the legislation and the promulgation of regulations there under, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

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

Short Cycle Dispensing

Pursuant to the 2010 Health Care Legislation, Prescription Drug Plans (“PDPs”) will be required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. This short cycle dispensing provision will take effect on January 1, 2013. On April 15, 2011, CMS issued final regulations pursuant to the 2010 Health Care Legislation requiring, beginning January 1, 2013, pharmacies dispensing to long-term care facilities to dispense no more than 14-day supplies of brand-name medications covered by Part D except in limited circumstances (i.e. solid oral doses of antibiotics and solid oral doses dispensed in original containers as indicated by the FDA or otherwise customarily dispensed in their original packaging to assist patients with compliance). The final regulations also provided clarity around what pharmacy costs should be included in the determination of dispensing fee.

At this time, the Corporation is unable to fully evaluate the impact of the short cycle dispensing requirements on the Corporation’s operating costs.

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

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the BBA. Beginning in 2010, CMS required Part D sponsors to use pass-through pricing, based on the price actually received by the pharmacy for drugs, in order to determine beneficiary cost sharing and drug reporting. This change, and similar changes by CMS aimed at ensuring administrative costs are absorbed by the Pharmacy Benefit Manager (“PBM”) and not the government, may alter the way certain PBMs negotiate prices with pharmacies. Currently, we are unable to fully evaluate the impact of this change in pricing definition on the Corporation.

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

Other

Average wholesale price, (“AWP”) is a pricing benchmark published by First DataBank, Inc. in its Blue Book, which provides drug databases, content integration software, and drug reference products. AWP has been widely used to calculate the majority of the Medicaid, Medicare Part A and Medicare Part D drug reimbursements payable to pharmacy providers. In 2005, several pension funds brought an action against First DataBank and another healthcare provider alleging collusion to set AWPs for branded drugs.

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

Our allowance for doubtful accounts, included in our balance sheet at December 31, 2010 and March 31, 2011, was $36.8 million and $38.1 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$3.8	0.8%	$5.4	1.0%
Second Quarter	4.6	1.0	N/A	N/A
Third Quarter	4.5	1.0	N/A	N/A
Fourth Quarter	5.6	1.1	N/A	N/A

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2010	2011
First Quarter	40.5	38.4
Second Quarter	40.4	N/A
Third Quarter	40.3	N/A
Fourth Quarter	39.1	N/A

The following table shows our summarized aging categories by quarter:

	2010				2011
	March	June	September	December	March
0 to 60 days	66.2%	65.7%	62.9%	64.5%	64.8%
61 to 120 days	17.8	18.0	19.2	19.8	19.7
Over 120 days	16.0	16.3	17.9	15.7	15.5

	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2010			2011
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$37.6	$241.8	15.6%	$38.1	$273.9	13.9%
Second Quarter	37.1	237.6	15.6	N/A	N/A	N/A
Third Quarter	38.1	231.9	16.4	N/A	N/A	N/A
Fourth Quarter	36.8	263.3	14.0	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2010	2011	2010	2011
Medicare Part D	46.8%	47.7%	45.8%	N/A	%
Institutional healthcare providers	30.4	30.6	30.5	N/A
Medicaid	8.7	10.5	8.9	N/A
Private and other	5.7	4.0	6.1	N/A
Insured	4.9	4.1	5.1	N/A
Medicare	0.5	0.2	0.4	N/A
Hospital management fees	3.0	2.9	3.2	N/A

Total	100.0%	100.0%	100.0%	-%

	Three Months Ended September 30,		Three Months Ended December 31,
	2010	2011	2010	2011
Medicare Part D	46.2%	N/A %	47.1%	N/A	%
Institutional healthcare providers	30.0	N/A	29.7	N/A
Medicaid	8.9	N/A	10.1	N/A
Private and other	6.0	N/A	5.5	N/A
Insured	5.0	N/A	4.5	N/A
Medicare	0.4	N/A	0.3	N/A
Hospital management fees	3.5	N/A	2.8	N/A

Total	100.0%	-%	100.0%	-%

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

As of December 31, 2010 and March 31, 2011, our inventory on our accompanying condensed consolidated balance sheets was $88.6 million and $103.5 million, respectively.

Our inventory turns were as follows for the periods presented:

	2010	2011
First Quarter	15.7	15.0
Second Quarter	15.5	N/A
Third Quarter	15.3	N/A
Fourth Quarter	15.6	N/A

We receive rebates on purchases from various vendors and suppliers. Rebates included in our condensed consolidated income statements as reductions to cost of goods sold were as follows (in millions):

	2010	2011
First Quarter	$9.5	$14.3
Second Quarter	9.1	N/A
Third Quarter	8.7	N/A
Fourth Quarter	9.9	N/A

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

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2010 and March 31, 2011 was $193.9 million.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2010 and March 31, 2011, were $102.2 million and $100.3 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2010 and March 31, 2011 was $28.3 million and $31.0 million, respectively.

We are required to test goodwill for impairment annually, absent some triggering event that would accelerate an impairment test, using a fair value approach. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiples analysis. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors, and the profitability of future business strategies.

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

We assess for the potential impairment of intangible assets and finite-lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2010 and March 31, 2011, were $48.4 million and $46.1 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2010 and March 31, 2011, were $1.6 million.

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

The Corporation has reserved 7,237,000 shares of its common stock for awards to be granted under the Omnibus Plan plus 534,642 shares issued for substitute equity awards. Under the “fungible share pool,” one share of stock will be subtracted from the share limit for each share of stock covered by a stock option or stock appreciation right award and 1.65 shares of stock will be subtracted from the share limit for each share of stock covered by any full-value award, including restricted share awards, restricted stock units and performance share awards at target. The following shares are not available for re-grant under the Omnibus Plan: (i) shares tendered by a participant or withheld by the Corporation to pay the purchase price of a stock option award or to satisfy taxes owed with respect to an award, (ii) shares subject to a stock appreciation right that are not issued in connection with such award’s settlement upon the exercise thereof, and (iii) shares reacquired by the Corporation using cash proceeds received by the Corporation from the exercise of stock options. Effective January 1, 2010, shares subject to an award that is forfeited, expired or settled for cash, are available for re-grant under the Omnibus Plan as one share of stock for each share of stock covered by a stock option or appreciation right and 1.65 shares of stock for each share of stock covered by any other type of award.

During the three months ended March 31, 2011, the Compensation Committee granted stock-based compensation awards with respect to 641,004 stock options under the Omnibus Plan with a grant price of $10.84 per share, 441,032 restricted stock units and 181,963 performance share units.

Our stock-based compensation expense for the three months ended March 31, 2010 and 2011 was $0.8 million and $1.4 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements.

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

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. In addition, cost of product includes a credit for rebates earned from pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. The Corporation also receives rebates on generic drugs dispensed and administrative rebates.

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

Integration, merger and acquisition related costs and other charges represent the costs associated with integrating our operations, as well as costs related to acquisitions.

Interest expense, net, primarily includes interest expense relating to our senior secured credit facility, partially offset by interest income generated by cash and cash equivalents.

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

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases under our Prime Vendor Agreement and other purchases made in the normal course of business. The balances in accounts payable and accrued salaries and wages are at the highest on Thursday nights and at the lowest on Friday nights, as a result of payments for drug costs and payroll being funded on Friday. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of loans under our senior secured credit facility as well as our revolver. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

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

Gross profit percentage: Represents the gross profit per prescription dispensed divided by the revenue per prescription dispensed.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Quarter Ended March 31,
	2010		Increase (Decrease)		2011
	Amount	% of Revenues			Amount	% of Revenues
Net revenues
Institutional Pharmacy	$448.3	97.0%	$71.3	15.9%	$519.6	97.1%
Hospital Management	13.9	3.0	1.6	11.5	15.5	2.9

Total net revenues	462.2	100.0	72.9	15.8	535.1	100.0

Cost of goods sold
Institutional Pharmacy	386.8	83.7	69.1	17.9	455.9	85.2
Hospital Management	12.1	2.6	1.4	11.6	13.5	2.5

Total cost of goods sold	398.9	86.3	70.5	17.7	469.4	87.7

Gross profit
Institutional Pharmacy	61.5	13.3	2.2	3.6	63.7	11.9
Hospital Management	1.8	0.4	0.2	11.1	2.0	0.4

Total gross profit	$63.3	13.7%	$2.4	3.8%	$65.7	12.3%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,664		1,105	11.4	10,769
Revenue per prescription dispensed	$46.39		$1.86	4.0	$48.25
Gross profit per prescription dispensed	$6.36		$(0.44)	(6.9)	$5.92
Gross profit percentage	13.7%		(1.4)%	(10.2)	12.3%
Generic drug dispensing rate	74.5%		2.6	3.5	77.1%

Customer licensed beds under contract
Beginning of period	313,867		49,034	15.6%	362,901
Additions - PharMerica Corporation	4,111		370	9.0	4,481
Additions - Chem Rx	-		998	100.0	998
Losses - PharMerica Corporation	(10,470)		3,297	31.5	(7,173)
Losses - Chem Rx	-		(3,538)	(100.0)	(3,538)

End of period	307,508		50,161	16.3%	357,669

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	86		4.0	4.7%	90

Revenues

Institutional pharmacy revenues increased $71.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to the acquisitions of Chem Rx and Lone Star Pharmacy. The increase of $71.3 million resulted from a favorable volume variance of approximately $51.3 million or 1,105,000 additional prescriptions dispensed and a favorable rate variance of approximately $20.0 million or $1.86 increase per prescription dispensed. The rate variance was comprised of approximately $51.0 million due to inflation on drugs dispensed between periods offset by $31.0 million due to the increase in the generic dispensing rate from 74.5% to 77.1%. The favorable volume variance of approximately $51.3 million was due to the increase in customer licensed beds under contract as a result of the Chem Rx and Lone Star Pharmacy acquisitions.

The increase in hospital management revenues of $1.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to an increase in the number of hospital management contracts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $69.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the acquisition of Chem Rx and Lone Star Pharmacy. Overall total drug costs increased as a percent of revenues 96 bps due to inflation on brand-name drugs. Other costs included in cost of goods sold increased as a percentage of revenues 44 bps, of which the increase primarily related to higher delivery expenses due to higher fuel costs and expedited deliveries as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended March 31,
	2010		Increase (Decrease)		2011
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$63.3	13.7%	$2.4	3.8%	$65.7	12.3%
Selling, general and administrative expenses	44.8	9.7	6.8	15.2	51.6	9.6
Amortization expense	2.3	0.5	0.4	17.4	2.7	0.5
Integration, merger and acquisition related costs and other charges	1.2	0.3	3.5	291.7	4.7	0.9
Interest expense, net	0.9	0.2	0.2	22.2	1.1	0.3

Income before income taxes	14.1	3.0	(8.5)	(60.3)	5.6	1.0
Provision for income taxes	5.7	1.2	(3.4)	(59.6)	2.3	0.4

Net income	$8.4	1.8%	$(5.1)	(60.7)%	$3.3	0.6%

Institutional gross profit for the three months ended March 31, 2011 was $63.7 million or $5.92 per prescription dispensed compared to $61.5 million or $6.36 per prescription dispensed for the three months ended March 31, 2010. The increase in gross profit was due primarily to the acquisition of Chem Rx and Lone Star Pharmacy. Institutional gross profit margin for the three months ended March 31, 2011 was 12.3% compared to 13.7% for the three months ended March 31, 2010. Gross profit margin was impacted by a continuation of reimbursement pressure under the Medicare Part D and Medicaid programs and higher delivery expenses, offset by the gross profit recognized from the Chem Rx and Lone Star Pharmacy acquisitions. Delivery expense, which is included in cost of goods sold, increased due to higher fuel costs and expedited deliveries runs as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended March 31,
	2010		Increase (Decrease)		2011
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$24.6	5.3%	$2.8	11.4%	$27.4	5.1%
Contracted services	3.9	0.8	(0.4)	(10.3)	3.5	0.7
Provision for doubtful accounts	3.8	0.8	1.6	42.1	5.4	1.0
Supplies	1.7	0.4	0.2	11.8	1.9	0.4
Travel expenses	1.0	0.2	0.1	10.0	1.1	0.2
Professional fees	2.1	0.5	0.4	19.0	2.5	0.5
Stock-based compensation	0.8	0.2	0.6	75.0	1.4	0.3
Depreciation	2.3	0.5	0.1	4.3	2.4	0.4
Rent	1.0	0.2	0.2	20.0	1.2	0.2
Maintenance	0.5	0.1	0.3	60.0	0.8	0.1
Other costs	3.1	0.7	0.9	29.0	4.0	0.7

Total selling, general and administrative expenses	$44.8	9.7%	$6.8	15.2%	$51.6	9.6%

Selling, general and administrative expenses increased $6.8 million for the three months ended March 31, 2011, compared to the quarter ended March 31, 2010. The increase of $6.8 million is primarily due to higher labor costs of $2.8 million and bad debt expense of $1.6 million primarily as a result of the Chem Rx and Lone Star Pharmacy acquisitions. All other costs included in selling, general and administrative expenses increased approximately $2.4 million as a result of the acquisitions.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended March 31,
	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.5	0.1%
Equipment and software	4.0	0.9	4.4	0.9
Leased equipment	0.2	-	0.2	-

Total depreciation expense	$4.6	1.0%	$5.1	1.0%

Depreciation expense recorded in cost of goods sold	2.3	0.5	2.7	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.5	2.4	0.5

Total depreciation expense	$4.6	1.0%	$5.1	1.0%

Total capital expenditures	$2.2	0.5%	$2.4	0.4%

Depreciation expense increased primarily as a result of the Chem Rx and Lone Star Pharmacy acquisitions, which resulted in $0.5 million in additional depreciation expense.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended March 31,
	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.3	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.5	0.1
Customer relationships	1.5	0.3	1.8	0.3

Total amortization expense	$2.3	0.5%	$2.7	0.5%

Amortization expense increased as a result of the Chem Rx and Lone Star Pharmacy acquisitions, which resulted in $0.6 million in additional amortization expense, partially offset by certain intangibles becoming fully amortized during 2010.

Integration, Merger, and Acquisition Related Costs and Other Charges (Dollars in millions):

	Quarter Ended March 31,
	2010	2011
Integration costs:
Professional and advisory fees	$0.2	$0.1
General and administrative	0.2	0.1
Employee costs	0.1	-
Severance costs	0.1	-
Facility costs	-	(0.1)

	0.6	0.1

Acquisition costs:
Professional and advisory fees	0.2	1.3
General and administrative	0.4	0.3
Employee costs	-	1.1
Severance costs	-	0.4
Facility costs	-	0.8
Other costs	-	0.7

	0.6	4.6

Total integration, merger and acquisition related costs and other charges	$1.2	$4.7

Negative effect on diluted earnings per share	$(0.02)	$(0.09)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended March 31, 2010 and March 31, 2011 related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011. Acquisition costs were higher in the current period due to the costs associated with the Chem Rx and Lone Star Pharmacy acquisitions.

Interest Expense (Dollars in millions)

	Quarter Ended March 31,
Interest Expense:	2010	2011
Term Debt	$0.7	$0.8
Revolving Credit Facility	0.1	0.1

Subtotal (including commitment fees and letters of credit fees)	0.8	0.9
Other:
Interest income	(0.1)	-
Amortization of deferred financing fees	0.2	0.2

Total Interest Expense	$0.9	$1.1

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.23%	0.27%
LIBOR - 1 month, at beginning of period	0.23%	0.26%
LIBOR - 1 month, at end of period	0.25%	0.24%
LIBOR - 3 months, at beginning of period	0.25%	0.30%
LIBOR - 3 months, at end of period	0.29%	0.30%

Interest expense increased $0.2 million for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010 due to the increase in long-term debt, higher interest rates and less income from investments. Long-term debt was $240.0 million and $244.3 million as of March 31, 2010 and March 31, 2011, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended March 31,
	2010	2011
Provision for income taxes	$5.7	$2.3

Total provision as a percentage of income	40.3%	42.1%

The increase in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2011, over the comparable prior period, was primarily the result of certain discrete items as well as an increase in the state applicable rate. The increase in the state applicable rate is due to the acquisition of Chem Rx and the inclusion of taxes associated with New York and New Jersey.

Liquidity and Capital Resources

The primary sources of liquidity for the Corporation are cash flows from operations and the availability under the Credit Agreement. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of funds under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Cash Flows. The following table presents selected data from our consolidated statements of cash flows (dollars in millions):

	Quarter Ended March 31,
	2010	2011
Net cash provided by operating activities	$24.7	$5.4
Net cash used in investing activities	(2.3)	(2.4)
Net cash used in by financing activities	(0.1)	(1.5)

Net change in cash and cash equivalents	22.3	1.5
Cash and cash equivalents at beginning of period	51.2	10.8

Cash and cash equivalents at end of period	$73.5	$12.3

Operating Activities – Cash provided by operations aggregated $5.4 million for the three months ended March 31, 2011 compared to $24.7 million for the three months ended March 31, 2010. The decrease in cash provided by operating activities is a result of several factors. The first factor relates to the increases in inventory purchases as a result of the Corporation implementing changes in its branded and generic pharmaceutical purchasing practices. The increase in inventory is partially offset by increases in accounts payable. The cash flow was further impacted by the transition of Chem Rx to the Amended and Restated Prime Vendor Agreement. This impact decreased operating cash flows by $12.7 million to comply with payment terms. The second reason for lower cash flows from operations was due to the rebate structure under the Amended and Restated Prime Vendor Agreement, which have not yet been paid. The final factor was due to increases in accounts receivable of the newly acquired companies as we converted their third-party and Medicaid provider numbers to the Corporation’s. In addition, the three months ended March 31, 2010 cash provided by operations of $24.7 was higher than normal as a result of the Corporation’s one-time benefit from improved collections from Part D payers due to the requirements of MIPPA.

Investing Activities – Cash used in investing activities aggregated $2.4 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010. Not considering the consolidation of multiple pharmacy locations in prior periods, the Corporation’s cash used in investing activities remained consistent due to investments made in the Chem Rx facilities.

Financing Activities – Cash used in financing activities aggregated $1.5 million for the three months ended March 31, 2011, compared to $0.1 million for the three months ended March 31, 2010. The increase in the amount of cash used is primarily is due to payments on borrowings under the Corporation’s revolving credit facility during the period.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, a base rate plus a margin between 0.0% and 0.75% per annum, or an adjusted London Interbank Offered Rate (“LIBO rate” or “LIBOR”) plus a margin between 0.625% and 1.75% per annum, in each case depending on the leverage ratio of the Corporation. The base rate is the higher of the prime lending rate announced by JPMorgan in New York from time to time and the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%. The Credit Agreement also provides for letter of credit participation fees between 0.625% and 1.75% letter of credit fronting fees of 0.125%, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.125% to 0.250%, in each case depending on the leverage ratio of the Corporation. As of March 31, 2011, the term debt borrowings under the Credit Agreement bore interest at a rate of 1.25%, including the applicable margin of 1.00% per annum based upon the one month LIBO rate. As of March 31, 2011, the revolver borrowings under the Credit Agreement bore interest at a rate of 3.25% per annum based upon the Federal Prime Rate.

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

The Corporation had a total of $240.0 million outstanding of term debt under the Credit Agreement and $4.3 million outstanding under the revolving portion of the Credit Agreement as of March 31, 2011. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of March 31, 2011 was $3.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $142.2 million as of March 31, 2011.

Covenants

The Credit Agreement requires the Corporation to satisfy a fixed charge coverage ratio and a leverage ratio. The minimum fixed charge coverage ratio, which is tested quarterly on a trailing four quarter basis, can be no less than: 2.50:1.00 beginning with January 1, 2010 and thereafter. The maximum leverage ratio, which also is tested quarterly, cannot exceed 3.00:1.00 beginning with January 1, 2010 and thereafter. The maximum leverage ratio is not tested when at any time it is less than 2.00:1.00, or both S&P and Moody’s have in effect corporate credit ratings for the Corporation that are investment grade. The covenant requirements have become more restrictive, however, the Corporation remains compliant and has been compliant since July 31, 2007. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

The financial covenant ratio and requirements are as follows:

	Minimum Fixed Charge Coverage Ratio	Maximum Leverage Ratio	Capital Expenditure
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
December 31, 2010	5.94	2.20	0.68%
Requirement	> = 2.50 to 1.00	< = 3.00 to 1.00	< = 3.00%
March 31, 2011	5.47	2.39	** %

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

On May 2, 2011, the Corporation entered into a new long-term credit agreement (the “New Credit Agreement”). The New Credit Agreement replaces the Credit Agreement and consists of $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the New Credit Agreement are customary to facilities of this nature. The Corporation had a total of $250.0 million outstanding of term debt and $58.0 million outstanding under the revolving credit facility portion of the New Credit Agreement as of May 2, 2011. The Amended Agreement also contains an accordian feature of $100.0 million, which in the aggregate provides a total capacity of $550.0 million.

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (the “Amended Agreement”). The Amended Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Agreement incorporates Chem Rx and is otherwise substantially the same in scope excepting modifications to select sourcing terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

We also obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.

Information Technology Services Agreement

On July 31, 2007, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred. Pursuant to this IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI includes business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation internally supports all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The IT Services Agreement shall automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior notice of termination as provided for in the agreement. The initial term expires on July 31, 2012. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $3.1 million and $2.7 million to Kindred under the terms of the IT Services Agreement for the three months ended March 31, 2010 and 2011, respectively.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2011, the Corporation did not repurchase shares of common stock.

As of March 31, 2011, the Corporation had a total of 1,336,817 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2010 and for the first quarter of 2011 (in millions, except where indicated):

	2010 Quarters				2011 Quarter
	First	Second	Third	Fourth	First
Net revenues:
Institutional pharmacy revenues	$448.3	$435.9	$427.7	$477.5	$519.6
Hospital management revenues	13.9	14.6	15.4	14.0	15.5

Total revenues	462.2	450.5	443.1	491.5	535.1

Cost of goods sold:
Institutional pharmacy	386.8	380.1	372.8	416.9	455.9
Hospital management	12.1	12.8	13.5	12.0	13.5

Total cost of goods sold	398.9	392.9	386.3	428.9	469.4

Gross profit:
Institutional pharmacy	61.5	55.8	54.9	60.6	63.7
Hospital management	1.8	1.8	1.9	2.0	2.0

Total gross profit	63.3	57.6	56.8	62.6	65.7
Selling, general and administrative	44.8	43.0	43.3	49.5	51.6
Amortization expense	2.3	2.4	2.2	2.4	2.7
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7

Operating income	15.0	3.0	8.9	8.9	6.7
Interest expense, net	0.9	0.8	0.9	1.0	1.1

Income before income taxes	14.1	2.2	8.0	7.9	5.6
Provision for income taxes	5.7	0.9	3.2	3.2	2.3

Net income	$8.4	$1.3	$4.8	$4.7	$3.3

Earnings per common share (1):
Basic	$0.28	$0.04	$0.16	$0.16	$0.11
Diluted	$0.27	$0.04	$0.16	$0.16	$0.11

Adjusted earnings per diluted share (1)(2):	$0.29	$0.22	$0.21	$0.20	$0.21

Shares used in computing earnings per common share:
Basic	30.4	30.4	30.0	29.2	29.3
Diluted	30.6	30.6	30.1	29.3	29.4

Balance sheet data:
Cash and cash equivalents	$73.5	$91.2	$96.7	$10.8	$12.3
Working capital	$331.3	$344.6	$341.9	$270.2	$295.5
Goodwill	$140.6	$140.4	$140.4	$193.9	$193.9
Intangible assets, net	$88.8	$86.6	$84.8	$102.2	$100.3
Total assets	$720.3	$731.2	$721.5	$759.9	$784.7
Long-term debt	$240.0	$240.0	$240.0	$245.6	$244.3
Total stockholders’ equity	$380.2	$383.4	$378.2	$384.4	$389.2

Supplemental information:
Adjusted EBITDA(2)	$23.1	$19.3	$18.3	$17.8	$19.2
Adjusted EBITDA Margin (2)	5.0%	4.3%	4.1%	3.6%	3.6%
Adjusted EBTIDA per prescription dispensed	$2.39	$2.07	$2.04	$1.80	$1.78
Net cash provided by operating activities	$24.7	$20.6	$23.5	$29.4	$5.4
Net cash used in investing activities	$(2.3)	$(2.9)	$(7.2)	$(120.8)	$(2.4)
Net cash provided by (used in) financing activities	$(0.1)	$-	$(10.8)	$5.5	$(1.5)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,664	9,316	8,949	9,897	10,769
Revenue per prescription dispensed	$46.39	$46.79	$47.79	$48.25	$48.25
Gross profit per prescription dispensed	$6.36	$5.99	$6.13	$6.12	$5.92
Gross profit percentage	13.7%	12.8%	12.8%	12.7%	12.3%
Generic drug dispensing rate	74.5%	75.7%	75.9%	75.8%	77.1%

Customer licensed beds under contract
Beginning of period	313,867	307,508	298,584	289,748	362,901
Additions - PharMerica Corporation	4,111	2,586	4,867	22,612	4,481
Additions - Chem Rx	-	-	-	61,773	998
Losses - PharMerica Corporation	(10,470)	(11,510)	(13,703)	(11,232)	(7,173)
Losses - Chem Rx	-	-	-	-	(3,538)

End of period	307,508	298,584	289,748	362,901	357,669

Hospital management contracts serviced	86	89	89	90	90

(1) The Corporation has never declared a cash dividend. Earnings per common share in actual cents.

(2) See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation.

Use of Non-GAAP Measures For Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income and cash flows from operating activities are significant components of the accompanying condensed consolidated income statements and cash flows, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation’s net income and net operating cash flows for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2010 Quarters				2011 Quarter
	First	Second	Third	Fourth	First
Net income	$8.4	$1.3	$4.8	$4.7	$3.3
Add:
Interest expense, net	0.9	0.8	0.9	1.0	1.1
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7
Provision for income taxes	5.7	0.9	3.2	3.2	2.3
Depreciation and amortization expense	6.9	7.1	7.0	7.1	7.8

Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2

Adjusted EBITDA Margin	5.0%	4.3%	4.1%	3.6%	3.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2010 Quarters				2011 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2
Interest expense, net	(0.9)	(0.8)	(0.9)	(1.0)	(1.1)
Provision for income taxes	(5.7)	(0.9)	(3.2)	(3.2)	(2.3)
Integration, merger and acquisition related costs and other charges	(1.1)	(8.8)	(2.3)	(1.8)	(4.4)
Provision for bad debt	3.8	4.6	4.5	5.6	5.4
Stock-based compensation	0.8	1.7	0.8	1.5	1.4
Amortization of deferred financing fees	0.2	0.1	0.1	0.2	0.2
Deferred income taxes	4.8	0.9	3.4	3.2	2.3
Loss on disposition of equipment	-	0.1	0.1	0.1	0.1
Other	0.1	(0.1)	-	-	-
Changes in assets and liabilities	(0.4)	4.5	2.7	7.0	(15.4)

Net Cash Flows from Operating Activities	$24.7	$20.6	$23.5	$29.4	$5.4

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The impact of integration, merger and acquisition related costs and other charges and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted share for the periods presented.

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2010 Quarters				2011 Quarter
	First	Second	Third	Fourth	First

Earnings per diluted share	$0.27	$0.04	$0.16	$0.16	$0.11
Add:
Diluted earnings per share impact of:
Integration, merger and acquisition related costs and other charges	0.02	0.18	0.05	0.04	0.09
Tax accounting matters	-	-	-	-	0.01

Adjusted diluted earnings per share impact of above items	$0.29	$0.22	$0.21	$0.20	$0.21

Following Represent the First Quarter 2011 Results compared to the Fourth Quarter 2010

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions):

	Quarter Ended
	December 31, 2010			Increase (Decrease)		March 31, 2011
	Amount	% of Revenues				Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$477.5		97.2%	$42.1	8.8%	$519.6	97.1%
Hospital Management	14.0		2.8	1.5	10.7	15.5	2.9

Total net revenues	491.5		100.0	43.6	8.9	535.1	100.0

Cost of goods sold:
Institutional Pharmacy	416.9		84.9	39.0	9.4	455.9	85.2
Hospital Management	12.0		2.4	1.5	12.5	13.5	2.5

Total cost of goods sold	428.9		87.3	40.5	9.4	469.4	87.7

Gross profit:
Institutional Pharmacy	60.6		12.3	3.1	5.1	63.7	11.9
Hospital Management	2.0		0.4	-	-	2.0	0.4

Total gross profit	$62.6		12.7%	$3.1	5.0%	$65.7	12.3%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,897			872	8.8%	10,769
Revenue per prescription dispensed	$48.25	$		-	-%	$48.25
Gross profit per prescription dispensed	$6.12	$		(0.20)	(3.3)%	$5.92
Institutional pharmacy gross margin	12.7%			(0.4)	(3.1)%	12.3%
Generic dispensing rate	75.8%			1.3	1.7%	77.1%
Customer licensed beds under contract
Beginning of period	289,748			73,153	25.2%	362,901
Additions - PharMerica Corporation	22,612			(18,131)	(80.2)	4,481
Additions - Chem Rx	61,773			(60,775)	(98.4)	998
Losses - PharMerica Corporation	(11,232)			4,059	36.1	(7,173)
Losses - Chem Rx	-			(3,538)	(100.0)	(3,538)

End of period	362,901			(5,232)	(1.4)%	357,669

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90			-	-%	90

Revenues

Institutional pharmacy revenues increased $42.1 million for the three months ended March 31, 2011 compared to the three months ended December 31, 2010. The increase in revenues was due primarily to the acquisitions of Chem Rx and Lone Star Pharmacy. The institutional pharmacy revenues increase of $42.1 million resulted from a favorable volume variance of approximately $42.1 million or 872,000 additional prescriptions dispensed. The rate per prescription dispensed was consistent for the comparable periods despite an increase in the generic dispensing rate from 75.8% to 77.1%. The favorable volume variance of approximately $42.1 million was due to the increase in customer licensed beds under contract due primarily to the Chem Rx and Lone Star Pharmacy acquisitions.

The increase in hospital management revenues of $1.5 million for the three months ended March 31, 2011 compared to the three months ended December 31, 2010 was due to an increase in pass-through costs to our primary customer.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $39.0 million for the three months ended March 31, 2011 compared to the three months ended December 31, 2010 primarily due to the acquisitions of Chem Rx and Lone Star Pharmacy. Overall total drug costs decreased as a percent of revenues by 19 bps, and other costs included in cost of goods sold increased as a percentage of revenues by 59 bps, of which the increase primarily related to the reset of employer payroll taxes and higher delivery expenses as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities and higher fuel costs.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2010		Increase (Decrease)		March 31, 2011
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$62.6	12.7%	$3.1	5.0%	$65.7	12.3%
Selling, general and administrative expenses	49.5	10.1	2.1	4.2	51.6	9.6
Amortization expense	2.4	0.5	0.3	12.5	2.7	0.5
Integration, merger related costs and other charges	1.8	0.3	2.9	161.1	4.7	0.9
Interest expense, net	1.0	0.2	0.1	10.0	1.1	0.3

Income before provision for income taxes	7.9	1.6	(2.3)	(29.1)	5.6	1.0
Provision for income taxes	3.2	0.6	(0.9)	(28.1)	2.3	0.4

Net income	$4.7	1.0%	$(1.4)	(29.8)%	$3.3	0.6%

Institutional gross profit for the three months ended March 31, 2011 was $63.7 million or $5.92 per prescription dispensed compared to $60.6 million or $6.12 per prescription dispensed for the three months ended December 31, 2010. The increase in gross profit was due primarily to the Chem Rx and Lone Star Pharmacy acquisitions. Institutional gross profit margin for the three months ended March 31, 2011 was 12.3% compared to 12.7% for the three months ended December 31, 2010. Gross profit was further impacted by a continuation of reimbursement pressure under the Medicare Part D and Medicaid programs, the reset of employer payroll taxes and higher delivery expenses, offset by the gross profit recognized from the Chem Rx and Lone Star Pharmacy acquisitions. Delivery expense, which is included in cost of goods sold, increased as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities and higher fuel costs.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	December 31, 2010		Increase (Decrease)		March 31, 2011
	Amount	% of Revenue			Amount	% of Revenue

Selling, general and administrative expenses:
Total wages, benefits and contract labor	$24.7	5.0%	$2.7	10.9%	$27.4	5.1%
Contracted services	3.7	0.8	(0.2)	(5.4)	3.5	0.7
Provision for doubtful accounts	5.6	1.1	(0.2)	(3.6)	5.4	1.0
Supplies	1.8	0.4	0.1	5.6	1.9	0.4
Travel expenses	1.3	0.3	(0.2)	(15.4)	1.1	0.2
Professional fees	2.6	0.5	(0.1)	(3.8)	2.5	0.5
Stock-based compensation	1.5	0.3	(0.1)	(6.7)	1.4	0.3
Depreciation	2.3	0.5	0.1	4.3	2.4	0.4
Rent	1.0	0.2	0.2	20.0	1.2	0.2
Maintenance	0.8	0.2	-	-	0.8	0.1
Other costs	4.2	0.8	(0.2)	(4.8)	4.0	0.7

Total selling general and administrative expenses	$49.5	10.1%	$2.1	4.2%	$51.6	9.6%

Selling, general and administrative expenses increased $2.1 million compared to the quarter ended December 31, 2010. The increase of $2.1 million is primarily due to higher labor costs of $2.7 million as a result of performance based compensation and the Chem Rx and Lone Star Pharmacy acquisitions, in addition to the reset of employer payroll taxes. All other costs included in selling, general and administrative expenses decreased approximately $0.6 million due to management’s efforts to control and eliminate costs.

Depreciation and Amortization (Dollars in millions)

	Quarter Ended
	December 31, 2010		March 31, 2011
	Amount	% of Revenues	Amount	% of Revenues

Leasehold improvements	$0.4	0.1%	$0.5	0.1%
Equipment and software	4.1	0.9	4.4	0.9
Leased equipment	0.2	NM	0.2	—

Total depreciation expense	$4.7	1.0%	$5.1	1.0%

Depreciation expense recorded in cost of goods sold	$2.4	0.5%	$2.7	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.5	2.4	0.5

Total depreciation expense	$4.7	1.0%	$5.1	1.0%

Total capital expenditures	$3.8	0.8%	$2.4	0.4%

Depreciation expense increased primarily as a result of the Chem Rx and Lone Star Pharmacy acquisitions, which resulted in $0.2 million in additional depreciation expense.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	December 31,		March 31,
	2010		2011
	Amount	% of Revenues	Amount	% of Revenues

Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.4	0.1	0.5	0.1
Customer relationships	1.6	0.3	1.8	0.3

Total amortization expense	$2.4	0.5%	$2.7	0.5%

Amortization expense increased as a result of the Chem Rx and Lone Star Pharmacy acquisitions, which resulted in $0.5 million in additional amortization expense, partially offset by certain intangibles becoming fully amortized during 2010.

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions)

	Quarter Ended
	December 31,	March 31,
	2010	2011
Integration costs and other charges:
Professional and advisory fees	$0.1	$0.1
General and administrative	0.2	0.1
Employee costs	0.1	-
Severance costs	-	-
Facility costs	0.2	(0.1)
Other costs	(0.1)	-

	0.5	0.1

Acquisition related costs:
Professional and advisory fees	2.4	1.3
General and administrative	0.4	0.3
Employee costs	0.2	1.1
Severance costs	-	0.4
Facility costs	-	0.8
Contingent consideration	(1.7)	-
Other costs	-	0.7

	1.3	4.6

Total integration, merger and acquisition related costs and other charges	$1.8	$4.7

Negative effect on earnings per diluted share	$(0.04)	$(0.09)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended March 31, 2011 and December 31, 2010 related to costs to convert data, integrate systems and its acquisitions. The Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011. Acquisition costs were higher in the current period due to the costs associated with the Chem Rx and Lone Star Pharmacy acquisitions.

Interest Expense (Dollars in millions)

	Quarter Ended
	December 31,	March 31,
	2010	2011
Interest expense, net:
Term Debt	$0.7	$0.8
Revolving credit facility	0.1	0.1

Subtotal (including commitment fees and letters of credit fees)	0.8	0.9
Other:
Interest expense (income)	-	-
Amortization of deferred financing fees	0.2	0.2

Total interest expense, net	$1.0	$1.1

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.26%	0.27%
LIBOR - 1 month, at beginning of period	0.26%	0.26%
LIBOR - 1 month, at end of period	0.26%	0.24%
LIBOR - 3 months, at beginning of period	0.29%	0.30%
LIBOR - 3 months, at end of period	0.30%	0.30%

Interest expense increased $0.1 million for the quarter ended March 31, 2011, compared to the quarter ended December 31, 2010 due to a higher amount of debt outstanding during the period and higher interest rates. Long-term debt was $245.6 million and $244.3 million as of December 31, 2010 and March 31, 2011, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended
	December 31, 2010	March 31, 2011
Tax provision	$3.2	$2.3

Total provision as a percentage of pre-tax income	39.6%	42.1%

The increase in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2011, compared to the three months ended December 31, 2010 period, was primarily the result of certain discrete items as well as an increase in the state applicable rate. The increase in the state applicable rate is due to the acquisition of Chem Rx and the inclusion of taxes associated with New York and New Jersey.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended December 31, 2010 and March 31, 2011 (dollars in millions):

	Quarter Ended
	December 31, 2010	March 31, 2011
Cash flows provided by (used in) operating activities:
Net income	$4.7	$3.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.7	5.1
Amortization	2.4	2.7
Integration, merger and acquisition related costs and other charges	-	0.3
Stock-based compensation	1.5	1.4
Amortization of deferred financing fees	0.2	0.2
Deferred income taxes	3.2	2.3
Loss on disposition of equipment	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	7.1	(9.4)
Inventory	3.6	(15.0)
Prepaids and other assets	(0.2)	(6.2)
Accounts payable	10.8	10.4
Salaries, wages and other compensation	(5.9)	9.3
Other accrued and long-term liabilities	(2.8)	0.9

Net cash provided by operating activities	29.4	5.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.8)	(2.4)
Acquisitions, net of cash acquired	(117.1)	-
Cash proceeds from sale of assets	0.1	-

Net cash used in investing activities	(120.8)	(2.4)

Cash flows provided by (used in) financing activities:
Net borrowing (repayment) of revolving credit facility	5.6	(1.3)
Repayments of capital lease obligations	(0.2)	(0.2)
Treasury stock at cost	(0.1)	-
Tax benefit from stock-based compensation	0.2	-

Net cash provided by (used in) financing activities	5.5	(1.5)

Change in cash and cash equivalents	(85.9)	1.5
Cash and cash equivalents at beginning of period	96.7	10.8

Cash and cash equivalents at end of period	$10.8	$12.3

Supplemental information:
Cash paid for interest	$0.9	$1.0

Cash paid for taxes	$-	$-

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Corporation’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. We encourage you to read these risk factors in their entirety.

Item 5.	Other Information.

On May 2, 2011, PharMerica Corporation (the “Corporation”), as borrower, entered into a five-year credit agreement (the “New Credit Agreement”) with a syndicate of banks and other financial institutions (the “Lenders”), including Citibank, N.A., individually and as administrative agent, JPMorgan Chase Bank, N.A., individually and as sole syndication agent, and Compass Bank, Bank of America, N.A., Credit Suisse AG, Cayman Islands Branch, PNC Bank, N.A., and Wells Fargo Bank, N.A., each individually and as a documentation agent. The syndicate of Lenders was arranged by Citigroup Global Markets, Inc., as sole bookrunner and sole lead arranger.

The New Credit Agreement replaced the $425.0 million five-year Credit Agreement dated as of July 31, 2007, among the Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Terminated Agreement”). The Terminated Agreement was terminated effective May 2, 2011.

The New Credit Agreement provides the terms under which the Lenders will make available to the Corporation a secured term loan of $250.0 million and a secured revolving credit facility in an aggregate amount of up to $200.0 million. Borrowings under the term portion of the New Credit Agreement were used to refinance the full amount outstanding under the Terminated Agreement and to pay fees and expenses incurred in connection with the New Credit Agreement. Borrowings under the revolving portion may only be used for the Corporation’s working capital and other general corporate purposes. As of May 2, 2011, the Corporation had a total of $250.0 million outstanding of term debt under the New Credit Agreement and $58.0 million in borrowings outstanding under the revolving portion of the New Credit Agreement.

The Lenders’ commitments under the New Credit Agreement will terminate on June 30, 2016, unless terminated earlier by the Corporation or by the administrative agent upon an event of default.

The New Credit Agreement requires term loan principal payments by the Corporation in an amount of $3.125 million on the last business day of each quarter beginning September 2012 through June 2015 and $53.125 million on the last business day of each quarter beginning September 2015 through June 2016. The final principal repayment installment of term loans shall be repaid on the term maturity date, June 30, 2016. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Borrowings under the New Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBOR rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the New Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, and the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. Any changes in the base rate, federal funds rate or adjusted LIBO Rate shall be effective from and including the effective date of such change in the rate, as applicable. The Credit Agreement also provides for letter of credit fees between 2.25% and 3.00% and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.375% to 0.500%, in each case depending on the leverage ratio of the Corporation. The Corporation will also pay commitment fees on the average daily undrawn amount of the facility.

The Corporation’s obligations under the New Credit Agreement are secured by substantially all of the Corporation’s assets. Those obligations are guaranteed by many of the Corporation’s wholly-owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of the Corporation’s direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries.

The New Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest charge coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, May 2, 2011, through December 31, 2012; cannot exceed 3.75:1.00 from January 1, 2013 through December 31, 2013; and cannot exceed 3.50:1.00 from January 1, 2014 and thereafter. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues. In addition, the New Credit Agreement contains customary affirmative and negative covenants, as well as customary events of default.

Certain of the Lenders, as well as certain of the lenders under the Terminated Agreement, and their affiliates engage in transactions with, and perform services for, the Corporation and its affiliates in the ordinary course of business and have engaged, and may in the future engage, in other commercial banking transactions and investment banking, financial advisory and other financial services transactions with the Corporation and its affiliates.

The foregoing description of the New Credit Agreement is qualified in its entirety by reference to the full text of the New Credit Agreement, a copy of which is attached to this quarterly report on Form 10-Q as Exhibit 10.41 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description

10.40#	Amended and Restated Prime Vendor Agreement for Long Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (1)

10.41	Credit Agreement dated as of May 2, 2011 between PharMerica Corporation, the Lenders named therein, and Citibank, N.A., as Administrative Agent

10.42	Guarantee and Collateral Agreement dated as of May 2, 2011 between PharMerica Corporation, Its Subsidiaries Party thereto, and Citibank, N.A., as Collateral Agent

10.43	Summary of 2011 CEO Short-Term Incentive Program and 2011 Short-Term Incentive Program

10.44	Summary of 2011 Long-Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference.
#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 4, 2011	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 4, 2011	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: May 4, 2011	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.41	Credit Agreement dated as of May 2, 2011 between PharMerica Corporation, the Lenders named therein, and Citibank, N.A., as Administrative Agent

10.42	Guarantee and Collateral Agreement dated as of May 2, 2011 between PharMerica Corporation, Its Subsidiaries Party thereto, and Citibank, N.A., as Collateral Agent

10.43	Summary of 2011 CEO Short-Term Incentive Program and 2011 Short-Term Incentive Program

10.44	Summary of 2011 Long-Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002