Form 10-K/A
period 2010-12-31
PharMerica CORP
filed 2011-05-25
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33380

PHARMERICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0792558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Campus Place Louisville, KY	40299
(Address of principal executive offices)	(Zip Code)

(502) 627-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2010 was $440,928,380.

Class of Common Stock	Outstanding at February 18, 2011
Common stock, $0.01 par value	29,360,872 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

PharMerica Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (“SEC”) on February 24, 2011 (the “Original Filing”). We are filing this Amendment No. 1 to the Annual Report on Form 10-K (the “First Amendment” and together with the Original Filing, the “Form 10-K”) to refile Exhibit 10.40 in response to comments received from the SEC relating to a confidential treatment request that we made for certain portions of Exhibit 10.40 in the Original Filing.

Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing and such forward-looking statements should be read in their historical context. Accordingly, the First Amendment should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Original Filing.

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

(3)	Exhibits

Exhibit No.	Description

2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

2.3	Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor (17)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen Common Stock Certificate of the Registrant (2)

10.1	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC – Seattle, Inc., THC – Chicago, Inc., and Kindred Pharmacy Services, Inc. (5)

10.2	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (12) †

10.3	Commitment Letter dated as of May 31, 2007 among JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., PharMerica, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation (5)

10.4	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (5) †

10.5	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (5) †

10.6	Form CEO Performance Share Award Agreement (6) †

10.7	Form CEO Stock Option Award Agreement (6) †

10.8	Form Non-Qualified Stock Option Award Agreement (6) †

10.9	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.10	Credit Agreement dated July 31, 2007 between PharMerica Corporation, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (3)

10.11	Guarantee and Collateral Agreement dated July 31, 2007 between PharMerica Corporation, Its Subsidiaries Party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.12	Patent and Trademark Security Agreement dated July 31, 2007 between PharMerica Corporation, the Subsidiaries party hereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (3)

10.13	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.14	Form Performance Share Award Agreement (3) †

10.15	Form Long-Term Cash Award Agreement (3) †

10.16	Form Director Restricted Share Award Agreement (3) †

10.17	Form Director Non-Qualified Stock Option Award Agreement † (11)

10.18	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.19	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.20	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.21	Form of Substitution ISO Agreement for Kindred Grants (3) †

10.22	IT Services Agreement (4)

10.23	Trademark License Agreement (4)

10.24	Summary of 2007 Short Term Incentive Program (4) †

10.25	Summary of Director Compensation Program (4) †

10.26	Summary of 2008 Long Term Incentive Program (8) †

10.27	Summary of 2008 Short Term Incentive Program (8) †

10.28	Form of Non-Qualified Stock Option Award Agreement (8) †

10.29	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation (9) †

10.30	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (12) †

10.31	Summary of 2009 Long-Term Incentive Program (13) †

10.32	Summary of 2009 Short-Term Incentive Program (13) †

10.33	Employment Agreement dated April 20, 2009 between William Monast and PharMerica Corporation (15) †

10.34	Form of Restricted Stock Unit Award Agreement (14) †

10.35	Summary of 2010 CEO Short-Term Incentive Program and 2010 Short-Term Incentive Program (18) †

10.36	Summary of 2010 Long-Term Incentive Program (15) †

10.37	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (16) †

10.38	Form of Director Restricted Stock Unit Award Agreement (16) †

10.39	New Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation (17) †

10.40#	Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of KPMG LLP

23.2 *	Consent of PricewaterhouseCoopers LLP

31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.
(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.
(5)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.
(6)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.
(7)	Filed with Amendment No. 1 to the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by reference.
(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.
(9)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008, and incorporated herein by reference.
(10)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.
(11)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.
(12)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009, and incorporated herein by reference.
(13)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2009, and incorporated herein by reference.
(14)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.
(15)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010, and incorporated herein by reference.
(16)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.
(17)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010, and incorporated herein by reference.
#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.
*	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 25, 2011	By:	/s/ Gregory S. Weishar
Gregory S. Weishar Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.40#	Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.