Form 10-Q
period 2011-06-30
PharMerica CORP
filed 2011-08-04
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 29, 2011

Common stock, $0.01 par value	29,386,392 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Six Months Ended June 30, 2010 and 2011

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2011	2010	2011
Revenues	$450.5	$531.7	$912.7	$1,066.8
Cost of goods sold	392.9	455.3	791.8	924.7

Gross profit	57.6	76.4	120.9	142.1
Selling, general and administrative expenses	43.0	55.1	87.8	106.7
Amortization expense	2.4	2.7	4.7	5.4
Integration, merger and acquisition related costs and other charges	9.2	5.1	10.4	9.8

Operating income	3.0	13.5	18.0	20.2
Interest expense, net	0.8	2.6	1.7	3.7

Income before income taxes	2.2	10.9	16.3	16.5
Provision for income taxes	0.9	3.5	6.6	5.8

Net income	$1.3	$7.4	$9.7	$10.7

Earnings per common share:
Basic	$0.04	$0.25	$0.32	$0.37
Diluted	$0.04	$0.25	$0.32	$0.36

Shares used in computing earnings per common share:
Basic	30,421,549	29,331,854	30,409,104	29,302,287
Diluted	30,605,727	29,437,422	30,576,479	29,371,990

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and June 30, 2011

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted) December 31, 2010	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10.8	$14.6
Accounts receivable, net	233.9	242.8
Inventory	88.5	129.3
Deferred tax assets, net	23.5	39.9
Prepaids and other assets	24.4	33.3

	381.1	459.9

Equipment and leasehold improvements	136.0	141.0
Accumulated depreciation	(76.5)	(85.7)

	59.5	55.3

Deferred tax assets, net	28.7	5.4
Goodwill	182.5	186.8
Intangible assets, net	102.2	100.8
Other	5.7	15.2

	$759.7	$823.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.2	$81.5
Salaries, wages and other compensation	22.0	35.7
Other accrued liabilities	7.1	8.1

	103.3	125.3

Long-term debt	245.6	274.0
Other long-term liabilities	26.4	25.8
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2010 and June 30, 2011	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,696,261 and 30,731,331 shares issued as of December 31, 2010 and June 30, 2011, respectively	0.3	0.3
Capital in excess of par value	349.7	353.0
Retained earnings	45.0	55.7
Treasury stock at cost, 1,336,817 at December 31, 2010 and 1,344,939 shares at June 30, 2011	(10.6)	(10.7)

	384.4	398.3

	$759.7	$823.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Six Months Ended June 30, 2010 and 2011

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Cash flows provided by (used in) operating activities:
Net income	$1.3	$7.4	$9.7	$10.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.7	5.0	9.3	10.1
Amortization	2.4	2.7	4.7	5.4
Integration, merger and acquisition related costs and other charges	0.4	0.4	0.5	0.7
Stock-based compensation	1.7	1.8	2.5	3.2
Amortization of deferred financing fees	0.1	0.3	0.3	0.5
Deferred income taxes	0.9	4.6	5.7	6.9
Loss on disposition of equipment	0.1	0.1	0.1	0.2
Other	(0.1)	-	-	-
Change in operating assets and liabilities:
Accounts receivable, net	3.5	1.1	14.6	(8.3)
Inventory and other assets	(1.2)	(24.9)	1.4	(39.9)
Prepaids and other assets	(1.2)	(2.6)	2.6	(8.8)
Accounts payable	6.8	(3.4)	(4.7)	7.0
Salaries, wages and other compensation	(1.9)	3.2	(4.7)	12.5
Other accrued and long-term liabilities	3.1	(0.8)	3.3	0.1

Net cash provided by (used in) operating activities	20.6	(5.1)	45.3	0.3

Cash flows provided by (used in) investing activities:
Purchases of equipment and leasehold improvements	(2.9)	(3.8)	(5.1)	(6.2)
Acquisitions, net of cash acquired	-	(8.5)	-	(8.5)
Other	-	-	(0.1)	-

Net cash used in investing activities	(2.9)	(12.3)	(5.2)	(14.7)

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	(240.0)	-	(240.0)
Proceeds from long-term debt	-	250.0	-	250.0
Repayments of long-term revolving credit facility	-	(346.6)	-	(584.9)
Proceeds from long-term revolving credit facility	-	366.3	-	603.3
Payments of debt issuance costs	-	(9.8)	-	(9.8)
Repayments of capital lease obligations	(0.2)	(0.2)	(0.4)	(0.4)
Issuance of common stock	0.2	0.1	0.3	0.1
Treasury stock at cost	-	(0.1)	-	(0.1)

Net cash provided by (used in) financing activities	-	19.7	(0.1)	18.2

Change in cash and cash equivalents	17.7	2.3	40.0	3.8
Cash and cash equivalents at beginning of period	73.5	12.3	51.2	10.8

Cash and cash equivalents at end of period	$91.2	$14.6	$91.2	$14.6

Supplemental information:
Cash paid for interest	$0.7	$1.5	$1.5	$2.5

Cash paid for taxes	$0.5	$0.3	$0.3	$0.3

Supplemental schedule of non-cash activities:
Capital lease obligations	$-	$-	$0.4	$-

Purchase accounting adjustments	$(0.3)	$-	$0.2	$-

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(Unaudited)

(In millions, except share amounts)

			Capital in
	Common Stock		Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2010	29,359,444	$0.3	$349.7	$45.0	$(10.6)	$384.4
Comprehensive income:
Net income				10.7		10.7

Total comprehensive income				10.7		10.7

Exercise of stock options	5,712	-	0.1	-	-	0.1
Vested restricted stock units	29,358	-	-	-	-	-
Treasury Stock at cost	(8,122)	-	-	-	(0.1)	(0.1)
Stock-based compensation - non-vested restricted stock	-	-	1.8	-	-	1.8
Stock-based compensation - stock options	-	-	1.4	-	-	1.4

Balance at June 30, 2011	29,386,392	$0.3	$353.0	$55.7	$(10.7)	$398.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 94 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2010, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements adjusted for acquisition related measurement period adjustments as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2010 and June 30, 2011, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities recorded at fair value at December 31, 2010 and June 30, 2011, are set forth in the tables below (dollars in millions):

As of December 31, 2010	Liability	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$4.0	$-	$4.0	$-	A
Contingent Consideration	$-	$-	$-	$-	C

As of June 30, 2011	Liability	Level 1	Level 2	Level 3	Valuation Technique
Deferred Compensation Plan	$4.2	$-	$4.2	$-	A
Contingent Consideration	$-	$-	$-	$-	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that a contingent consideration will be paid to the sellers, therefore, at December 31, 2010, the liability was relieved and remained the same at June 30, 2011. There were no transfers between the three-tier fair value hierarchy levels during the period.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2010	June 30, 2011
Institutional healthcare providers	$157.2	$178.6
Medicare Part D	52.3	39.8
Private payor and other	35.7	35.1
Insured	10.0	7.1
Medicaid	13.4	20.8
Medicare	2.1	1.0
Allowance for doubtful accounts	(36.8)	(39.6)

	$233.9	$242.8

0 to 60 days	64.5%	65.0%
61 to 120 days	19.8%	18.3%
Over 120 days	15.7%	16.7%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2010	$40.2	$18.5	$(21.9)	$36.8
Six Months Ended June 30, 2011	$36.8	$11.2	$(8.4)	$39.6

Concentration of Credit Risk

For the three months and six months ended June 30, 2010 and 2011, the Corporation derived approximately 15.0% and 13.5% of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended June 30, 2010 and 2011, maintenance and repairs were $1.5 million and $1.9 million, respectively. For the six months ended June 30, 2010 and 2011, maintenance and repairs were $2.9 million and $3.8 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the six months ended June 30, 2010 or 2011.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended June 30, 2010 and 2011, the Corporation capitalized internally developed software costs of $0.6 million and $0.2 million, respectively. For the six months ended June 30, 2010 and 2011, the Corporation capitalized internally developed software costs of $1.2 million and $0.7 million, respectively. As of December 31, 2010 and June 30, 2011, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $14.2 million and $13.8 million, respectively.

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended June 30, 2010 and 2011, the expense for employee health benefits was $4.6 million and $5.1 million, respectively, and for the six months ended June 30, 2010 and 2011, the expense for employee health benefits was $9.4 million and $10.1 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2010 and June 30, 2011, the Corporation had $2.4 million and $2.9 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the three months ended June 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $9.1 million and $20.7 million, respectively, and for the six months ended June 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $18.6 million and $35.0 million, respectively. The Corporation had $3.3 million and $6.3 million of rebates capitalized in inventory as of December 31, 2010 and June 30, 2011, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Delivery Expenses

The Corporation incurred delivery expenses of $14.7 million and $17.3 million for the three months ended June 30, 2010 and 2011, respectively, and $29.3 million and $34.7 million for the six months ended June 30, 2010 and 2011, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

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

Measurement Period Adjustments

For the six months ended June 30, 2011, the Corporation has adjusted certain amounts on the balance sheet as of December 31, 2010 as a result of measurement period adjustments related to the Chem Rx acquisition (See Note 2).

NOTE 2—ACQUISITIONS

2011 Acquisitions

On April 1, 2011, the Corporation acquired an institutional pharmacy business based in Greenville, South Carolina. The acquisition was accounted for under the acquisition method of accounting. The total purchase price of the acquisition was $8.5 million. The total purchase price was preliminarily allocated to the net tangible and identifiable intangible assets based upon their fair value. Approximately $3.0 million was recorded as intangibles at the acquisition date. A total of $4.3 million was recognized as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, the amount of goodwill recorded in the transaction will be tax deductible to the Corporation.

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

The acquisition was accounted for under the acquisition method of accounting. The total purchase price of Chem Rx was allocated to the net tangible and identifiable intangible assets based upon the associated fair values on November 4, 2010. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, a portion of the amount of goodwill recorded in the transaction will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of being able to integrate Chem Rx.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of November 4, 2010. The adjusted preliminary purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable (2)	$33.1	$7.4	$40.5
Inventory (2)	14.1	(0.1)	14.0
Other current assets (2)	3.9	0.1	4.0
Equipment and leasehold improvements	4.9	-	4.9
Identifiable intangibles	4.0	-	4.0
Other long-term assets (2)	5.1	3.8	8.9
Goodwill (3)	27.6	(11.4)	16.2

Total assets	92.7	(0.2)	92.5

Current liabilities (2)	(13.3)	0.2	(13.1)
Other long-term liabilities	(8.8)	-	(8.8)

Total liabilities	(22.1)	0.2	(21.9)

Purchase price of Chem Rx	$70.6	$-	$70.6

(1)	As previously reported in the Corporation’s 2010 Annual Report on form 10-K.
(2)	Represents an adjustment to specific assets and liabilities to reflect the change in fair value as of the acquisition date.

(3) Represents the cumulative change to goodwill for the changes in current assets, long-term assets, and current liabilities.

The Corporation recorded accounts receivable with a contractual fair value of $40.5 million as part of the adjusted preliminary purchase price of the Chem Rx acquisition. In addition, the Corporation also recorded a liability with a fair value of $9.8 million related to an unfavorable operating lease as part of the preliminary purchase price. The unfavorable operating lease liability will be amortized to rental expense over the contractual term of the operating lease agreement.

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

Lone Star Acquisition

On December 31, 2010, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests of Lone Star Pharmacy LTD, a Texas Limited partnership, and Pharmastat Transport, LTD, a Texas limited partnership (collectively, “Lone Star”), for $50.0 million in cash. The Corporation’s primary purpose in acquiring Lone Star was to increase the Corporation’s market share in Texas and other states.

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

Other

For the three months ended June 30, 2010 and 2011, the Corporation incurred $2.3 million and $4.5 million, respectively, and $2.9 million and $9.1 million for the six months ended June 30, 2010 and 2011, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2010, excluding the integration, merger and acquisition related costs and other charges and assuming an effective tax rate of approximately 40.0% for the three months and six months ended June 30, 2010, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenues	$556.1	$1,118.4
Net income	$7.6	$15.1

Earnings per common share:
Basic	$0.25	$0.50
Diluted	$0.25	$0.49

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2010	June 30, 2011
Leasehold improvements	$13.6	$13.8
Equipment and software	115.4	119.0
Leased equipment	3.0	3.0
Construction in progress	4.0	5.2

	136.0	141.0
Accumulated depreciation	(76.5)	(85.7)

Total Equipment and leasehold improvements	$59.5	$55.3

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2010	Additions	Disposals	Balance at June 30, 2011

Equipment and leasehold improvements:
Leasehold improvements	$13.6	$0.4	$(0.2)	$13.8
Equipment and software	115.4	4.6	(1.0)	119.0
Leased equipment	3.0	-	-	3.0
Construction in progress	4.0	1.2	-	5.2

Sub-Total	136.0	6.2	(1.2)	141.0
Accumulated depreciation	(76.5)	(10.1)	0.9	(85.7)

Total	$59.5	$(3.9)	$(0.3)	$55.3

Depreciation expense totaled $4.7 million and $5.0 million for the three months ended June 30, 2010 and 2011, respectively. Depreciation expense totaled $9.3 million and $10.1 million for the six months ended June 30, 2010 and 2011, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$19.3	*
2012	15.2
2013	10.5
2014	6.3
2015	4.0
Thereafter	10.1

Total	$65.4

* The 2011 amount shown includes depreciation expense for the six months ended June 30, 2011 of $10.1 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2011 (dollars in millions):

Balance at December 31, 2010 (As Adjusted)	$182.5
Goodwill acquired from 2011 acquisition	4.3

Balance at June 30, 2011	$186.8

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2010	Additions	Balance at June 30, 2011
Customer relationships	$95.1	$3.0	$98.1
Trade name	29.5	-	29.5
Non-compete agreements	5.9	1.0	6.9

Sub Total	130.5	4.0	134.5
Accumulated amortization	(28.3)	(5.4)	(33.7)

Net intangible assets	$102.2	$(1.4)	$100.8

Amortization expense relating to finite-lived intangible assets was $2.4 million and $2.7 million for the three months ended June 30, 2010 and 2011, respectively. Amortization expense relating to finite-lived intangible assets was $4.7 million and $5.4 million for the six months ended June 30, 2010 and 2011, respectively.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$10.7	*
2012	9.6
2013	9.6
2014	9.6
2015	9.5
Thereafter	57.2

	$106.2

* The 2011 amount shown includes amortization expense for the six months ended June 30, 2011 of $5.4 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT

On May 2, 2011, the Corporation entered into a long-term credit agreement (the “Credit Agreement”) among the Corporation, the Lenders named therein, and Citibank, N.A. (“Citibank”), as Administrative Agent. The Credit Agreement replaced the $425.0 million five-year credit agreement dated as of July 31, 2007, among the Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. The Credit Agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature.

As of June 30, 2011, $250.0 million was outstanding under the term loan facility and $24.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The Credit Agreement requires term loan principal payments by the Corporation in an amount of $3.1 million on the last business day of each quarter beginning September 2012 through June 2015 and $53.1 million on the last business day of each quarter beginning September 2015 through June 2016. The final principal repayment installment of term loans shall be repaid on the term maturity date, June 30, 2016. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	Decembern31,	Decembern31,
Credit Agreement:	December 31, 2010	June 30, 2011
Term Debt - payable to lenders at LIBOR plus applicable margin (2.94% as of June 30, 2011), matures June 30, 2016	$-	$250.0
Term Debt - payable to lenders at LIBOR plus applicable margin (1.27% as of December 31, 2010), refinanced May 2, 2011	240.0	-
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (5.0% as of June 30, 2011), matures June 30, 2016	-	24.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (3.25% as of December 31, 2010), refinanced May 2, 2011	5.6	-

Total debt	$245.6	$274.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2011 was $3.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $172.5 million as of June 30, 2011. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $550.0 million, subject to securing additional commitments from existing or new lenders.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement.

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

The Corporation’s obligations under the Credit Agreement are secured by substantially all of the Corporation’s assets. Those obligations are guaranteed by many of the Corporation’s wholly-owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of the Corporation’s direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries.

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, May 2, 2011, through December 31, 2012; cannot exceed 3.75:1.00 from January 1, 2013 through December 31, 2013; and cannot exceed 3.50:1.00 from January 1, 2014 and thereafter. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

As of June 30, 2011, the Corporation was in compliance with its covenants.

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2011, the Corporation had $9.6 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

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

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers will be required to report the total number of units used to calculate each monthly AMP. Centers for Medicare and Medicaid Services (“CMS”) will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

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

The Amended Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $2.6 million and $2.8 million in fees for the three months ended June 30, 2010 and 2011, respectively, under the IT Services Agreement. The Corporation has incurred $5.7 million and $5.5 million in fees for the six months ended June 30, 2010 and 2011, respectively, under the IT Services Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Pharmacy locations and administrative offices lease expense	$3.6	$3.6	$7.2	$7.2
Office equipment lease expense	0.4	0.6	1.0	1.3

Total lease expense	$4.0	$4.2	$8.2	$8.5

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2011	$14.4	*	$0.8	$15.2
2012	11.9		0.2	12.1
2013	9.8		-	9.8
2014	6.1		-	6.1
2015	4.8		-	4.8
Thereafter	17.5		-	17.5

Total	$64.5		$1.0	$65.5

* The 2011 amount shown includes lease expense for the six months ended June 30, 2011 of $7.2 million.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$206.3	45.8%	$253.1	47.6%	$422.7	46.4%	$508.5	47.7%
Institutional healthcare providers	137.3	30.5	156.9	29.5	277.8	30.4	320.5	30.0
Medicaid	39.9	8.9	57.0	10.7	80.1	8.8	113.1	10.6
Private and other	27.3	6.1	24.7	4.6	53.7	5.9	46.2	4.3
Insured	23.2	5.1	23.2	4.4	46.0	5.0	45.0	4.3
Medicare	1.9	0.4	1.1	0.2	3.9	0.4	2.3	0.2
Hospital management fees	14.6	3.2	15.7	3.0	28.5	3.1	31.2	2.9

Total	$450.5	100.0%	$531.7	100.0%	$912.7	100.0%	$1,066.8	100.0%

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

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

In fiscal year 2007, the Corporation began the integration of our pharmacy operating systems and the Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2011. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$5.0	$-	$5.0	$-
Professional and advisory fees	1.3	0.3	1.5	0.4
General and administrative	0.2	-	0.4	0.1
Employee costs	0.1	0.2	0.2	0.2
Severance costs	0.1	0.2	0.2	0.2
Facility costs	0.2	-	0.2	(0.1)
Other	-	(0.1)	-	(0.1)

	6.9	0.6	7.5	0.7

Acquisition costs:
Professional and advisory fees	0.3	1.9	0.5	3.2
General and administrative	0.6	0.3	1.0	0.6
Employee costs	0.2	0.9	0.2	2.0
Severance costs	-	1.0	-	1.4
Facility costs	1.2	0.4	1.2	1.2
Other	-	-	-	0.7

	2.3	4.5	2.9	9.1

Total integration, merger, and acquisition related costs and other charges	$9.2	$5.1	$10.4	$9.8

Negative effect on diluted earnings per share	$(0.18)	$(0.12)	$(0.20)	$(0.22)

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of June 30, 2011, there were no shares of preferred stock outstanding.

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

The Corporation did not repurchase shares under this program during the three months ended June 30, 2011. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 8,122 shares of certain vested awards for an aggregate price of approximately $0.1 million, during the six months ended June 30, 2011. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2011, the Corporation had a total of 1,344,939 shares held as treasury stock.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted share awards granted to officers and employees generally vest in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two equal annual installments. The restricted share awards granted to members of the Board of Directors vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of June 30, 2011, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,954,369 shares.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Stock option compensation expense	$0.8	$0.8	$1.2	$1.4
Non-vested stock compensation expense	0.9	1.0	1.3	1.8

Total Stock Compensation Expense	$1.7	$1.8	$2.5	$3.2

Negative effect on diluted earnings per share	$(0.03)	$(0.04)	$(0.05)	$(0.07)

As of June 30, 2011, there was $12.9 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and the next four years and thereafter are as follows (dollars in millions):

	RestrictednShares	RestrictednShares	RestrictednShares	RestrictednShares	RestrictednShares
	Stock Options	Non-vested Restricted Shares	Non-vested Restricted Stock Units	Performance Shares	Total
Year Ending December 31,
2011	$2.3	$0.6	$2.5	$0.5	$5.9	*
2012	2.1	0.1	1.8	0.6	4.6
2013	1.6	-	1.7	0.6	3.9
2014	0.9	-	0.4	0.2	1.5
2015	0.2	-	-	-	0.2
Thereafter	-	-	-	-	-

Total	$7.1	$0.7	$6.4	$1.9	$16.1

*The 2011 amount shown includes stock based compensation expense for the six months ended June 30, 2011 of $3.2 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton option valuation model:

	2010	2011
Expected volatility (range)	38.53 - 45.54%	42.23 - 46.34%
Risk free interest rate (range)	0.49 - 2.47%	0.79 - 2.20%
Expected dividends	-	-
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$5.79	$3.59
Weighted average fair value of options granted (in millions)	$3.3	$2.3

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,993	18.27
Exercised	(22,072)	12.66
Canceled	(50,503)	16.60

Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	641,004	10.84
Exercised	(5,712)	10.88
Canceled	(49,001)	16.06

Outstanding shares at June 30, 2011	2,810,034	$15.05	4.8 years	1.4

Exercisable shares at June 30, 2011	1,350,298	15.97	3.7 years	$0.1

Expired shares during 2011	18,934	$15.38

The total intrinsic value of stock options exercised for the six months ended June 30, 2010 and 2011 was less than $0.1 million. Cash received from stock option exercises during the six months ended June 30, 2011 was $0.1 million. The total fair value of options vested for the six months ended June 30, 2010 and 2011 was $0.9 million and $1.5 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a weighted average period of 2.4 years.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2009	534,402	$15.98

Granted - Restricted Stock Units	39,144	16.35
Granted - Performance Share Units	178,472	18.00
Forfeited	(70,387)	15.52
Vested	(191,776)	16.20

Outstanding shares at December 31, 2010	489,855	$16.72

Granted - Restricted Stock Units	491,943	11.37
Granted - Performance Share Units	181,963	10.84
Forfeited	(15,645)	14.67
Vested	(95,683)	16.95

Outstanding shares at June 30, 2011	1,052,433	$13.21

The total fair value of shares vested for the six months ended June 30, 2010 and 2011 was $0.2 million and $1.6 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 841,309 shares.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended June 30, 2010 and 2011, the Corporation’s matching contributions to the plan were $1.4 million and $1.5 million, respectively, and for the six months ended June 30, 2010 and 2011, the Corporation’s matching contributions to the plan were $2.7 million and $3.0 million, respectively.

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

The Corporation also maintains a deferred compensation plan for the directors of the Corporation. The directors of the Corporation may elect to defer up to 100% of their cash fees and their stock fees in any one year. If a director elects to defer his/her restricted share grant, the shares will be deferred as they vest until the participant elects for the deferred compensation to be a taxable event.

As of December 31, 2010 and June 30, 2011, the Corporation had $4.0 million and $4.2 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Provision for income taxes	$0.9	$3.5	$6.6	$5.8

Total provision as a percentage of pre-tax income	40.8%	31.5%	40.4%	35.1%

The decrease in our provision for income taxes as a percentage of taxable income for the six months ended June 30, 2011, compared to the comparable 2010 period, was primarily the result of the release of a $1.2 million tax liability upon completion of an Internal Revenue Service (“IRS”) audit for the calendar years 2007 and 2008.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The basis of the Corporation’s tax deductible goodwill was approximately $121.0 million and $112.5 million at December 31, 2010 and June 30, 2011, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of June 30, 2011, the Corporation has tax benefits from federal net operating loss carryforwards of $16.2 million and tax benefits from state net operating loss carryforwards of $9.4 million net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $52.2 million at December 31, 2010 and $45.3 million at June 30, 2011, net of valuation allowances of $1.6 million.

The federal statute of limitations remains open for tax years 2007 through 2010. The Corporation’s consolidated U.S. income tax returns for 2007 and 2008 were examined by the IRS with no significant findings.

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

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Numerator for basic and diluted earnings per share - net income	$1.3	$7.4	$9.7	$10.7

Denominator:

Denominator for basic earnings per share - weighted average shares	30,421,549	29,331,854	30,409,104	29,302,287
Effect of dilutive securities:
Employee stock options	33,098	6,649	34,964	6,007
Employee restricted shares	151,080	98,919	132,411	63,696

Denominator for diluted earnings per share - adjusted weighted average shares	30,605,727	29,437,422	30,576,479	29,371,990

Basic earnings per share	$0.04	$0.25	$0.32	$0.37

Diluted earnings per share	$0.04	$0.25	$0.32	$0.36

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,071,831	2,757,221	1,842,731	2,478,225

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (Continued)

Common shares repurchased by the Corporation reduce the number of basic shares used in the denominator for basic and diluted earnings per share.

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

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	(As Adjusted)
	December 31, 2010	June 30, 2011
Assets:
Institutional pharmacies	$750.5	$812.7
Hospital pharmacy management	9.2	10.7

	$759.7	$823.4

Goodwill:
Institutional pharmacies	$182.5	$186.8
Hospital pharmacy management	-	-

	$182.5	$186.8

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues:
Institutional pharmacies	$435.9	$516.0	$884.2	$1,035.6
Hospital pharmacy management	14.6	15.7	28.5	31.2

	$450.5	$531.7	$912.7	$1,066.8

Net income:
Segment operating income:
Institutional pharmacies	$21.9	$29.0	$47.9	$50.9
Hospital pharmacy management	1.4	1.5	2.7	3.1

Segment operating income	23.3	30.5	50.6	54.0
Rent	4.0	4.2	8.2	8.5
Depreciation and amortization	7.1	7.7	14.0	15.5
Integration, merger and acquisition related costs and other charges	9.2	5.1	10.4	9.8
Interest expense, net	0.8	2.6	1.7	3.7

Income before income taxes	2.2	10.9	16.3	16.5
Provision for income taxes	0.9	3.5	6.6	5.8

Net income	$1.3	$7.4	$9.7	$10.7

Rent:
Institutional pharmacies	$4.0	$4.2	$8.2	$8.5
Hospital pharmacy management	-	-	-	-

	$4.0	$4.2	$8.2	$8.5

Depreciation and amortization:
Institutional pharmacies	$7.1	$7.7	$14.0	$15.5
Hospital pharmacy management	-	-	-	-

	$7.1	$7.7	$14.0	$15.5

Capital expenditures:
Institutional pharmacies	$2.9	$3.8	$5.5	$6.2
Hospital pharmacy management	-	-	-	-

	$2.9	$3.8	$5.5	$6.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy segment which is substantially dependent on service provided to one customer;

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months and six months ended June 30, 2011, reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and also provide management pharmacy services to hospitals. The Corporation operates 94 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

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

Ancillary Services

The Corporation provides intravenous drug therapy products and services to its customers. We provide intravenous (“IV” or infusion therapy) products and services to client facilities as well as hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy, or other drugs in solution) and the intravenous administration of the product.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services segment is comprised of a few customers, of which, our largest service is to substantially all of the Kindred Healthcare, Inc. (“Kindred”) hospitals.

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

At June 30, 2011, we had contracts to provide pharmacy services to 353,024 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the six months ended June 30, 2011, Kindred institutional pharmacy contracts represented approximately 10.6% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At June 30, 2011, the Corporation provided hospital pharmacy management services to Kindred and other customers at 90 locations. For six months ended June 30, 2011, revenues under the Kindred hospital pharmacy management service contracts represented approximately 2.9% of the Corporation’s total revenues.

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

The Amended Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. We believe the generic dispensing rate will increase to over 80% over time as the result of a large number of patent expirations in the near future.

The following table summarizes the generic drug dispensing rate:

	2010	2011

March 31	74.5%	77.1%
June 30	75.7	77.9
September 30	75.9	N/A
December 31	75.8	N/A

The following table summarizes the material brand-to-generic conversions expected to occur in 2011 through 2015:

2011	2012	2013	2014	2015
Xalatan (1Q) Levaquin (2Q) Zyprexa (4Q) Lipitor (4Q)	Seroquel (1Q) Lexapro (1Q) Plavix (2Q) Provigil (2Q) Detrol (3Q) Detrol LA (3Q) Singulair (3Q) Actos (3Q) Geodon (3Q) Diovan (3Q) Diovan HCT (3Q) Xopenex (3Q)	Oxycontin (2Q) Advair (3Q) Cymbalta (4Q)	Nexium (2Q) Celebrex (2Q) Humalog (2Q) Renvela (3Q) Copaxone (4Q)	Namenda (1Q) Abilify (2Q) Travatan (2Q) Zyvox (2Q) Aggrenox (3Q) Lidoderm (4Q)
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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. For the three months ended June 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $9.1 million and $20.7 million, respectively, and for the six months ended June 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $18.6 million and $35.0 million, respectively. The Corporation had $3.3 million and $6.3 million of rebates capitalized in inventory as of December 31, 2010 and June 30, 2011, respectively.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $2.6 million and $2.8 million in fees for the three months ended June 30, 2010 and 2011, respectively, under the IT Services Agreement. The Corporation has incurred $5.7 million and $5.5 million in fees for the six months ended June 30, 2010 and 2011, respectively, under the IT Services Agreement.

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

A summary of revenue by payer type for the three months and six months ended June 30, 2010 and 2011 is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011

	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$206.3	45.8%	$253.1	47.6%	$422.7	46.4%	$508.5	47.7%
Institutional healthcare providers	137.3	30.5	156.9	29.5	277.8	30.4	320.5	30.0
Medicaid	39.9	8.9	57.0	10.7	80.1	8.8	113.1	10.6
Private and other	27.3	6.1	24.7	4.6	53.7	5.9	46.2	4.3
Insured	23.2	5.1	23.2	4.4	46.0	5.0	45.0	4.3
Medicare	1.9	0.4	1.1	0.2	3.9	0.4	2.3	0.2
Hospital management fees	14.6	3.2	15.7	3.0	28.5	3.1	31.2	2.9

Total	$450.5	100.0%	$531.7	100.0%	$912.7	100.0%	$1,066.8	100.0%

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

The Corporation estimates that 2.8% of its prescriptions dispensed will be impacted by the short-cycle dispensing provision that will take effect on January 1, 2013, however, the Corporation is unable to fully evaluate the impact of the short cycle dispensing requirements on the Corporation’s operating costs.

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

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from PDP’s under Medicaid Part D, long-term care institutions, the respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flow. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned and the responsible paying party is due a credit for such returns.

Our allowance for doubtful accounts, included in our balance sheet at December 31, 2010 and June 30, 2011, was $36.8 million and $39.6 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$3.8	0.8%	$5.4	1.0%
Second Quarter	4.6	1.0	5.8	1.1
Third Quarter	4.5	1.0	N/A	N/A
Fourth Quarter	5.6	1.1	N/A	N/A

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our allowance for doubtful accounts.

The largest components of bad debts in our accounts receivable relate to the accounts for which private payers are responsible (which we refer to as private and other), accounts for which our customers from long-term care institutions are responsible for under Medicare Part A and owe us for the drug component of their patients stay at their respective institution and third party, Medicare Part D, and Medicaid claims that have been denied.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2010	2011
First Quarter	40.5	38.4
Second Quarter	40.4	41.0
Third Quarter	40.3	N/A
Fourth Quarter	39.1	N/A

The following table shows our summarized aging categories by quarter:

	2010				2011
	March	June	September	December	March	June
0 to 60 days	66.2%	65.7%	62.9%	64.5%	64.8%	65.0%
61 to 120 days	17.8	18.0	19.2	19.8	19.7	18.3
Over 120 days	16.0	16.3	17.9	15.7	15.5	16.7

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2010			2011
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$37.6	$241.8	15.6%	$38.1	$273.9	13.9%
Second Quarter	37.1	237.6	15.6	39.6	282.4	14.0
Third Quarter	38.1	231.9	16.4	N/A	N/A	N/A
Fourth Quarter	36.8	263.3	14.0	N/A	N/A	N/A

Any receivables acquired subsequent to January 1, 2009 were recognized at fair value, therefore, there is no allowance on receivables acquired.

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2010	2011	2010	2011
Medicare Part D	46.8%	47.7%	45.8%	47.6%
Institutional healthcare providers	30.4	30.6	30.5	29.5
Medicaid	8.7	10.5	8.9	10.7
Private and other	5.7	4.0	6.1	4.6
Insured	4.9	4.1	5.1	4.4
Medicare	0.5	0.2	0.4	0.2
Hospital management fees	3.0	2.9	3.2	3.0

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2010	2011	2010	2011
Medicare Part D	46.2%	N/A %	47.1%	N/A %
Institutional healthcare providers	30.0	N/A	29.7	N/A
Medicaid	8.9	N/A	10.1	N/A
Private and other	6.0	N/A	5.5	N/A
Insured	5.0	N/A	4.5	N/A
Medicare	0.4	N/A	0.3	N/A
Hospital management fees	3.5	N/A	2.8	N/A

Total	100.0%	-%	100.0%	-%

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

As of December 31, 2010 and June 30, 2011, our inventory on our accompanying condensed consolidated balance sheets was $88.5 million and $129.3 million, respectively.

Our inventory turns were as follows for the periods presented:

	2010	2011
First Quarter	15.7	15.0
Second Quarter	15.5	12.0
Third Quarter	15.3	N/A
Fourth Quarter	15.6	N/A

The decrease in inventory turns for the second quarter 2011 compared to prior periods is a result of the increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices.

We receive rebates on purchases from various vendors and suppliers. Rebates included in our condensed consolidated income statements as reductions to cost of goods sold were as follows (in millions):

	2010	2011
First Quarter	$9.5	$14.3
Second Quarter	9.1	20.7
Third Quarter	8.7	N/A
Fourth Quarter	9.9	N/A

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

Rebates earned by the Corporation for the first and second quarter 2011 were higher due to the rebate program under the Amended and Restated Prime Vendor Agreement that was effective January 1, 2011.

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2010 and June 30, 2011 was $182.5 million and $186.8 million, respectively.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2010 and June 30, 2011, were $102.2 million and $100.8 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2010 and June 30, 2011 was $28.3 million and $33.7 million, respectively.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2010 and June 30, 2011, were $52.2 million and $45.3 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets was $1.6 million as of December 31, 2010 and June 30, 2011.

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

During the six months ended June 30, 2011, the Compensation Committee granted stock-based compensation awards with respect to 641,004 stock options under the Omnibus Plan with an exercise price of $10.84 per share, 491,943 restricted stock units and 181,963 performance share units.

Our stock-based compensation expense for the three months ended June 30, 2010 and 2011 was $1.7 million and $1.8 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements. Our stock-based compensation expense for the six months ended June 30, 2010 and 2011 was $2.5 million and $3.2 million, respectively.

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

Accounts receivable primarily consist of amounts due from PDPs under Medicare Part D, the respective state Medicaid programs, long-term care institutions, third party insurance companies, and private payers, net of allowances for doubtful accounts, as well as contractual allowances.

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

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under our Amended and Restated Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates are capitalized into inventory and also recorded as a reduction to cost of goods sold in the period earned. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	Increase (Decrease)		2011	2010	Increase (Decrease)		2011

	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$435.9	$80.1	18.4%	$516.0	$884.2	$151.4	17.1%	$1,035.6
Hospital Management	14.6	1.1	7.5	15.7	28.5	2.7	9.5	31.2

Total net revenues	450.5	81.2	18.0	531.7	912.7	154.1	16.9	1,066.8

Cost of goods sold
Institutional Pharmacy	380.1	61.5	16.2	441.6	766.9	130.5	17.0	897.4
Hospital Management	12.8	0.9	7.0	13.7	24.9	2.4	9.6	27.3

Total cost of goods sold	392.9	62.4	15.9	455.3	791.8	132.9	16.8	924.7

Gross profit
Institutional Pharmacy	55.8	18.6	33.3	74.4	117.3	20.9	17.8	138.2
Hospital Management	1.8	0.2	11.1	2.0	3.6	0.3	8.3	3.9

Total gross profit	$57.6	$18.8	32.6%	$76.4	$120.9	$21.2	17.5%	$142.1

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,316	1,291	13.9%	10,607	18,980	2,396	12.6%	21,376
Revenue per prescription dispensed	$46.79	$1.86	4.0%	$48.65	$46.59	$1.86	4.0%	$48.45
Gross profit per prescription dispensed	$5.99	$1.02	17.0%	$7.01	$6.18	$0.29	4.7%	$6.47
Gross profit percentage	12.8%	1.6	12.5%	14.4%	13.3%	-	-%	13.3%
Generic drug dispensing rate	75.7%	2.2	2.9%	77.9%	75.1%	2.4	3.2%	77.5%

Customer licensed beds under contract
Beginning of period	307,508	50,161	16.3%	357,669	313,867	49,034	15.6%	362,901
Additions - PharMerica Corporation	2,586	3,574	138.2	6,160	6,697	3,944	58.9	10,641
Additions - Chem Rx	-	392	100.0	392	-	1,390	100.0	1,390
Losses - PharMerica Corporations	(11,510)	1,957	(17.0)	(9,553)	(21,980)	5,254	(23.9)	(16,726)
Losses - Chem Rx	-	(1,644)	100.0	(1,644)	-	(5,182)	100.0	(5,182)

End of period	298,584	54,440	18.2%	353,024	298,584	54,440	18.2%	353,024

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	89	1.0	1.1%	90	89	1.0	1.1%	90

Revenues

Institutional pharmacy revenues increased $80.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to the Chem Rx and other pharmacy acquisitions. The increase of $80.1 million resulted from a favorable volume variance of approximately $60.4 million or 1,291,000 additional prescriptions dispensed and a favorable rate variance of approximately $19.7 million or $1.86 increase per prescription dispensed. The rate variance was comprised of approximately $47.4 million due to inflation on drugs dispensed between periods offset by $27.7 million due to the increase in the generic dispensing rate from 75.7% to 77.9% and certain pricing concessions. The favorable volume variance of approximately $60.4 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management revenues of $1.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to an increase in the number of hospital management contracts serviced.

Institutional pharmacy revenues increased $151.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to the Chem Rx and other pharmacy acquisitions. The increase of $151.4 million resulted from a favorable volume variance of approximately $111.6 million or 2,396,000 additional prescriptions dispensed and a favorable rate variance of approximately $39.8 million or $1.86 increase per prescription dispensed. The rate variance was comprised of approximately $98.3 million due to inflation on drugs dispensed between periods offset by $58.5 million due to the increase in the generic dispensing rate from 75.1% to 77.5% and certain pricing concessions. The favorable volume variance of approximately $111.6 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management revenues of $2.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase in the number of hospital management contracts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $61.5 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the Chem Rx and other pharmacy acquisitions. Overall total drug costs decreased as a percent of revenues 141 bps due primarily to higher margins on certain brand-name drugs which recently went generic and higher rebates as a result of the Amended and Restated Prime Vendor Agreement. Other costs included in cost of goods sold decreased as a percentage of revenues 19 bps, of which the decrease primarily related to lower professional fees associated with back-up pharmacy services, offset by higher delivery expenses due to higher fuel costs and expedited deliveries as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the inability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities.

Institutional pharmacy cost of goods sold increased $130.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the Chem Rx and other pharmacy acquisitions. Overall total drug costs decreased as a percent of revenues 22 bps due primarily to higher margins on certain brand-name drugs which recently went generic and higher rebates as a result of the Amended and Restated Prime Vendor Agreement. Other costs included in cost of goods sold increased as a percentage of revenues 22 bps, of which the increase primarily related to higher delivery expenses due to higher fuel costs and expedited deliveries as a result of the Drug Enforcement Agency’s (“DEA’s”) new interpretation of the Controlled Substances Act regarding the inability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		Increase (Decrease)		2011		2010		Increase (Decrease)		2011
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$57.6	12.8%	$18.8	32.6%	$76.4	14.4%	$120.9	13.2%	$21.2	17.5%	$142.1	13.3%
Selling, general and administrative expenses	43.0	9.6	12.1	28.1	55.1	10.4	87.8	9.6	18.9	21.5	106.7	10.0
Amortization expense	2.4	0.5	0.3	12.5	2.7	0.5	4.7	0.5	0.7	14.9	5.4	0.5
Integration, merger and acquisition related costs and other charges	9.2	2.0	(4.1)	(44.6)	5.1	1.0	10.4	1.1	(0.6)	(5.8)	9.8	0.9
Interest expense, net	0.8	0.2	1.8	225.0	2.6	0.4	1.7	0.2	2.0	117.6	3.7	0.3

Income before income taxes	2.2	0.5	8.7	395.5	10.9	2.1	16.3	1.8	0.2	1.2	16.5	1.6
Provision for income taxes	0.9	0.2	2.6	288.9	3.5	0.7	6.6	0.7	(0.8)	(12.1)	5.8	0.6

Net income	$1.3	0.3%	$6.1	469.2%	$7.4	1.4%	$9.7	1.1%	$1.0	10.3%	$10.7	1.0%

Institutional pharmacy gross profit for the three months ended June 30, 2011 was $74.4 million or $7.01 per prescription dispensed compared to $55.8 million or $5.99 per prescription dispensed for the three months ended June 30, 2010. The increase in gross profit was due primarily to the Chem Rx and other pharmacy acquisitions. Institutional gross profit margin for the three months ended June 30, 2011 was 14.4% compared to 12.8% for the three months ended June 30, 2010. Gross profit margin was positively impacted by higher margins on certain brand-name drugs which recently went generic and higher rebates as a result of the Amended and Restated Prime Vendor Agreement.

Institutional pharmacy gross profit for the six months ended June 30, 2011 was $138.2 million or $6.47 per prescription dispensed compared to $117.3 million or $6.18 per prescription dispensed for the three months ended June 30, 2010. The increase in gross profit was due primarily to the Chem Rx and other pharmacy acquisitions. Institutional gross profit margin for the six months ended June 30, 2011 and 2010 was 13.3%. The gross margin percentage remained relatively unchanged year over year as the Corporation benefited from an increase in rebates earned, offset by the gross margin for Chem Rx as it is lower than the Corporation’s existing institutional pharmacy business primarily because of the nature of the customers they service and markets in which they operate.

Selling, General and Administrative Expenses (Dollars in millions)

	Three Months Ended June 30,						Six Months Ended June 30,
	2010		Increase (Decrease)		2011		2010		Increase (Decrease)		2011

	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$21.1	4.7%	$7.8	37.0%	$28.9	5.4%	$45.7	5.0%	$10.6	23.2%	$56.3	5.3%
Contracted services	3.6	0.8	0.3	8.3	3.9	0.7	7.5	0.8	(0.1)	(1.3)	7.4	0.7
Provision for doubtful accounts	4.6	1.0	1.2	26.1	5.8	1.1	8.4	0.9	2.8	33.3	11.2	1.0
Supplies	1.7	0.4	0.1	5.9	1.8	0.4	3.4	0.4	0.3	8.8	3.7	0.4
Travel expenses	1.3	0.3	-	-	1.3	0.2	2.3	0.3	0.1	4.3	2.4	0.2
Professional fees	1.5	0.3	1.3	86.7	2.8	0.5	3.6	0.4	1.7	47.2	5.3	0.5
Stock-based compensation	1.7	0.4	0.1	5.9	1.8	0.3	2.5	0.3	0.7	28.0	3.2	0.3
Depreciation	2.4	0.5	(0.1)	(4.2)	2.3	0.4	4.7	0.5	-	-	4.7	0.4
Rent	1.1	0.2	(0.1)	(9.1)	1.0	0.2	2.1	0.2	0.1	4.8	2.2	0.2
Maintenance	0.6	0.1	0.2	33.3	0.8	0.3	1.1	0.1	0.5	45.5	1.6	0.2
Other costs	3.4	0.9	1.3	38.2	4.7	0.9	6.5	0.7	2.2	33.8	8.7	0.8

Total selling, general and administrative expenses	$43.0	9.6%	$12.1	28.1%	$55.1	10.4%	$87.8	9.6%	$18.9	21.5%	$106.7	10.0%

Selling, general and administrative expenses increased $12.1 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase of $12.1 million is due to higher labor costs and incentive compensation of $7.8 million and bad debt expense of $1.2 million primarily as a result of the Chem Rx and other pharmacy acquisitions. All other costs included in selling, general and administrative expenses increased approximately $3.1 million as a result of the acquisitions.

Selling, general and administrative expenses increased $18.9 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase of $18.9 million is primarily due to higher labor costs and incentive compensation of $10.6 million and bad debt expense of $2.8 million primarily as a result of the Chem Rx and other pharmacy acquisitions. All other costs included in selling, general and administrative expenses increased approximately $5.5 million as a result of the acquisitions.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.5	0.1%	$0.8	0.1%	$1.0	0.1%
Equipment and software	4.1	0.9	4.3	0.8	8.1	0.9	8.7	0.8
Leased equipment	0.2	NM	0.2	NM	0.4	NM	0.4	NM

Total depreciation expense	$4.7	1.0%	$5.0	0.9%	$9.3	1.0%	$10.1	0.9%

Depreciation expense recorded in cost of goods sold	$2.3	0.5%	$2.7	0.5%	$4.6	0.5%	$5.4	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.4	0.5	2.3	0.4	4.7	0.5	4.7	0.4

Total depreciation expense	$4.7	1.0%	$5.0	0.9%	$9.3	1.0%	$10.1	0.9%

Total capital expenditures	$2.9	0.6%	$3.8	0.7%	$5.5	0.6%	$6.2	0.6%

Depreciation expense increased primarily as a result of the Chem Rx and other pharmacy acquisitions.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%	$0.7	0.1%	$0.8	0.1%
Non-compete agreements	0.5	0.1	0.4	0.1	1.0	0.1	0.9	0.1
Customer relationships	1.5	0.3	1.9	0.3	3.0	0.3	3.7	0.3

Total amortization expense	$2.4	0.5%	$2.7	0.5%	$4.7	0.5%	$5.4	0.5%

Amortization expense increased primarily as a result of the Chem Rx and other pharmacy acquisitions.

Integration, Merger, and Acquisition Related Costs and Other Charges (Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$5.0	$-	$5.0	$-
Professional and advisory fees	1.3	0.3	1.5	0.4
General and administrative	0.2	-	0.4	0.1
Employee costs	0.1	0.2	0.2	0.2
Severance costs	0.1	0.2	0.2	0.2
Facility costs	0.2	-	0.2	(0.1)
Other	-	(0.1)	-	(0.1)

	6.9	0.6	7.5	0.7

Acquisition costs:
Professional and advisory fees	0.3	1.9	0.5	3.2
General and administrative	0.6	0.3	1.0	0.6
Employee costs	0.2	0.9	0.2	2.0
Severance costs	-	1.0	-	1.4
Facility costs	1.2	0.4	1.2	1.2
Other	-	-	-	0.7

	2.3	4.5	2.9	9.1

Total integration, merger, and acquisition related costs and other charges	$9.2	$5.1	$10.4	$9.8

Negative effect on diluted earnings per share	$(0.18)	$(0.12)	$(0.20)	$(0.22)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended June 30, 2010 and 2011 related to acquisition costs as well as costs to convert data and integrate systems. Acquisition costs were higher in the current period due to the continuing costs associated with the Chem Rx and other pharmacy acquisitions.

Interest Expense (Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense:	2010	2011	2010	2011
Term Debt	$0.7	$1.4	$1.4	$2.2
Revolving Credit Facility	0.1	0.9	0.2	1.0

Subtotal	0.8	2.3	1.6	3.2
Other:
Interest income	(0.1)	-	(0.2)	-
Amortization of deferred financing fees	0.1	0.3	0.3	0.5

Total Interest Expense	$0.8	$2.6	$1.7	$3.7

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	0.30%	0.82%	0.27%	0.64%
LIBOR - 1month, at beginning of period	0.25%	0.24%	0.23%	0.26%
LIBOR - 1month, at end of period	0.35%	0.19%	0.35%	0.19%
LIBOR - 3 months, at beginning of period	0.29%	0.30%	0.25%	0.30%
LIBOR - 3 months, at end of period	0.54%	0.25%	0.54%	0.25%

Interest expense increased $1.8 million and $2.0 million for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively, due to the increase in long-term debt and higher interest rates during the period. The Corporation’s interest rate on its borrowings increased from LIBOR plus 1.10% at June 30, 2010 to LIBOR plus 2.75% at June 30, 2011. Long-term debt was $240.0 million and $274.0 million as of June 30, 2010 and June 30, 2011, respectively.

Tax Provision (Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Tax provision	$0.9	$3.5	$6.6	$5.8

Total provision as a percentage of income	40.8%	31.5%	40.4%	35.1%

The decrease in our provision for income taxes as a percentage of taxable income for the three months and six months ended June 30, 2011, compared to the comparable 2010 periods, was primarily the result of the release of a tax liability upon completion of an IRS audit for the calendar years 2007 and 2008. Excluding the release of the $1.2 million tax liability and certain other discrete items the Corporation’s effective tax rate for the three and six months ended June 30, 2011 would have been 40.8%.

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

Cash Flows. The following table presents selected data from our consolidated statements of cash flows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net cash provided by (used in) operating activities	$20.6	$(5.1)	$45.3	$0.3
Net cash used in investing activities	(2.9)	(12.3)	(5.2)	(14.7)
Net cash provided by (used in) financing activities	-	19.7	(0.1)	18.2

Net change in cash and cash equivalents	17.7	2.3	40.0	3.8
Cash and cash equivalents at beginning of period	73.5	12.3	51.2	10.8

Cash and cash equivalents at end of period	$91.2	$14.6	$91.2	$14.6

Operating Activities – Cash used in and provided by operating activities aggregated $5.1 million and $0.3 million, respectively, for the three months and six months ended June 30, 2011. The decrease in operating activities compared to prior periods is a result of the increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices and the timing of receipts of rebates. The change in purchasing provides the Corporation with the opportunity to maximize its gross margin on certain branded and generic pharmaceuticals and ensure the full potential of the Corporations rebate program.

Investing Activities – Cash used in investing activities aggregated $12.3 million and $14.7 million for the three months and six months ended June 30, 2011, respectively. The increase in investing activities compared to prior periods is due primarily to the acquisition of a pharmacy location in Greenville, South Carolina for $8.5 million. In addition, investing activities also increased due to additional capital expenditures as a result of the Chem Rx and other pharmacy acquisitions.

Financing Activities – Cash provided by financing activities aggregated $19.7 million and $18.2 million for the three months and six months ended June 30, 2011, respectively. The increase in financing activities compared to prior periods is primarily due to additional borrowings and financing costs associated with the Credit Agreement entered into on May 2, 2011 for $450.0 million and revolver borrowings to fund the aforementioned inventory purchases and acquisition.

Credit Agreement

On May 2, 2011, the Corporation entered into a long-term credit agreement (the “Credit Agreement”) among the Corporation, the Lenders named therein, and Citibank, N.A. (“Citibank”), as Administrative Agent. The Credit Agreement replaced the $425.0 million five-year credit agreement dated as of July 31, 2007, among the Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. The credit agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The Credit Agreement requires term loan principal payments by the Corporation in an amount of $3.1 million on the last business day of each quarter beginning September 2012 through June 2015 and $53.1 million on the last business day of each quarter beginning September 2015 through June 2016. The final principal repayment installment of term loans shall be repaid on the term maturity date, June 30, 2016. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBO Rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, and the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. Any changes in the base rate, federal funds rate or adjusted LIBO Rate shall be effective from and including the effective date of such change in the rate, as applicable. The Credit Agreement also provides for letter of credit fees between 2.25% and 3.00% and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.375% to 0.500%, in each case depending on the leverage ratio of the Corporation.

The Corporation’s obligations under the Credit Agreement are secured by substantially all of the Corporation’s assets. Those obligations are guaranteed by many of the Corporation’s wholly-owned subsidiaries and the obligations of the guarantors are secured by substantially all of their assets. The foregoing includes a pledge of all of the equity interests of substantially all of the Corporation’s direct and indirect domestic subsidiaries and a portion of the equity interests of any future foreign subsidiaries.

The Corporation had a total of $250.0 million outstanding of term debt under the Credit Agreement and $24.0 million outstanding under the revolving portion of the Credit Agreement as of June 30, 2011. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2011 was $3.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $172.5 million as of June 30, 2011.

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, May 2, 2011, through December 31, 2012; cannot exceed 3.75:1.00 from January 1, 2013 through December 31, 2013; and cannot exceed 3.50:1.00 from January 1, 2014 and thereafter. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

As of June 30, 2011, the Corporation was in compliance with its covenants.

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

The Amended Agreement incorporates Chem Rx and is otherwise substantially the same in scope excepting modifications to select sourcing and rebate terms. The term of the Amended Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $2.6 million and $2.8 million in fees for the three months ended June 30, 2010 and 2011, respectively, under the IT Services Agreement. The Corporation has incurred $5.7 million and $5.5 million in fees for the six months ended June 30, 2010 and 2011, respectively, under the IT Services Agreement.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 8,122 shares of certain vested awards for an aggregate price of approximately $0.1 million, during the six months ended June 30, 2011. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2011, the Corporation had a total of 1,344,939 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2010 and for the first and second quarters of 2011 (in millions, except where indicated):

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Net revenues:
Institutional pharmacy revenues	$448.3	$435.9	$427.7	$477.5	$519.6	$516.0
Hospital management revenues	13.9	14.6	15.4	14.0	15.5	15.7

Total revenues	462.2	450.5	443.1	491.5	535.1	531.7

Cost of goods sold:
Institutional pharmacy	386.8	380.1	372.8	416.9	455.9	441.6
Hospital management	12.1	12.8	13.5	12.0	13.5	13.7

Total cost of goods sold	398.9	392.9	386.3	428.9	469.4	455.3

Gross profit:
Institutional pharmacy	61.5	55.8	54.9	60.6	63.7	74.4
Hospital management	1.8	1.8	1.9	2.0	2.0	2.0

Total gross profit	63.3	57.6	56.8	62.6	65.7	76.4
Selling, general and administrative	44.8	43.0	43.3	49.5	51.6	55.1
Amortization expense	2.3	2.4	2.2	2.4	2.7	2.7
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7	5.1

Operating income	15.0	3.0	8.9	8.9	6.7	13.5
Interest expense, net	0.9	0.8	0.9	1.0	1.1	2.6

Income before income taxes	14.1	2.2	8.0	7.9	5.6	10.9
Provision for income taxes	5.7	0.9	3.2	3.2	2.3	3.5

Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4

Earnings per common share (1):
Basic	$0.28	$0.04	$0.16	$0.16	$0.11	$0.25
Diluted	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25

Adjusted earnings per diluted share (1)(2):	$0.29	$0.22	$0.21	$0.20	$0.21	$0.32

Shares used in computing earnings per common share:
Basic	30.4	30.4	30.0	29.2	29.3	29.3
Diluted	30.6	30.6	30.1	29.3	29.4	29.4

Balance sheet data:
Cash and cash equivalents	$73.5	$91.2	$96.7	$10.8	$12.3	$14.6
Working capital (3)	$331.3	$344.6	$341.9	$277.8	$295.5	$334.6
Goodwill (3)	$140.6	$140.4	$140.4	$182.5	$193.9	$186.8
Intangible assets, net	$88.8	$86.6	$84.8	$102.2	$100.3	$100.8
Total assets (3)	$720.3	$731.2	$721.5	$759.7	$784.7	$823.4
Long-term debt	$240.0	$240.0	$240.0	$245.6	$244.3	$274.0
Total stockholders’ equity	$380.2	$383.4	$378.2	$384.4	$389.2	$398.3

Supplemental information:
Adjusted EBITDA(2)	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3
Adjusted EBITDA Margin (2)	5.0%	4.3%	4.1%	3.6%	3.6%	4.9%
Adjusted EBTIDA per prescription dispensed	$2.39	$2.07	$2.04	$1.80	$1.78	$2.48
Net cash provided by (used in) operating activities	$24.7	$20.6	$23.5	$29.4	$5.4	$(5.1)
Net cash used in investing activities	$(2.3)	$(2.9)	$(7.2)	$(120.8)	$(2.4)	$(12.3)
Net cash provided by (used in) financing activities	$(0.1)	$-	$(10.8)	$5.5	$(1.5)	$19.7
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,664	9,316	8,949	9,897	10,769	10,607
Revenue per prescription dispensed	$46.39	$46.79	$47.79	$48.25	$48.25	$48.65
Gross profit per prescription dispensed	$6.36	$5.99	$6.13	$6.12	$5.92	$7.01
Gross profit percentage	13.7%	12.8%	12.8%	12.7%	12.3%	14.4%
Generic drug dispensing rate	74.5%	75.7%	75.9%	75.8%	77.1%	77.9%
Customer licensed beds under contract
Beginning of period	313,867	307,508	298,584	289,748	362,901	357,669
Additions - PharMerica Corporation	4,111	2,586	4,867	22,612	4,481	6,160
Additions - Chem Rx	-	-	-	61,773	998	392
Losses - PharMerica Corporation	(10,470)	(11,510)	(13,703)	(11,232)	(7,173)	(9,553)
Losses - Chem Rx	-	-	-	-	(3,538)	(1,644)

End of period	307,508	298,584	289,748	362,901	357,669	353,024

Hospital management contracts serviced	86	89	89	90	90	90

(1) The Corporation has never declared a cash dividend. Earnings per common share in actual cents.

(2) See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation.

(3) As adjusted, see Note 2 - Acquisitions in the Condensed Consolidated Financial Statements.

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4
Add:

Interest expense, net	0.9	0.8	0.9	1.0	1.1	2.6
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7	5.1
Provision for income taxes	5.7	0.9	3.2	3.2	2.3	3.5
Depreciation and amortization expense	6.9	7.1	7.0	7.1	7.8	7.7

Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3

Adjusted EBITDA Margin	5.0%	4.3%	4.1%	3.6%	3.6%	4.9%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second

Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3
Interest expense, net	(0.9)	(0.8)	(0.9)	(1.0)	(1.1)	(2.6)
Provision for income taxes	(5.7)	(0.9)	(3.2)	(3.2)	(2.3)	(3.5)
Integration, merger and acquisition related costs and other charges	(1.1)	(8.8)	(2.3)	(1.8)	(4.4)	(4.7)
Provision for bad debt	3.8	4.6	4.5	5.6	5.4	5.8
Stock-based compensation	0.8	1.7	0.8	1.5	1.4	1.8
Amortization of deferred financing fees	0.2	0.1	0.1	0.2	0.2	0.3
Deferred income taxes	4.8	0.9	3.4	3.2	2.3	4.6
Loss on disposition of equipment	-	0.1	0.1	0.1	0.1	0.1
Other	0.1	(0.1)	-	-	-	-
Changes in assets and liabilities	(0.4)	4.5	2.7	7.0	(15.4)	(33.2)

Net Cash Flows provided by (used in) Operating Activities	$24.7	$20.6	$23.5	$29.4	$5.4	$(5.1)

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

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second

Earnings per diluted share	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25
Add:
Diluted earnings per share impact of:
Integration, merger and acquisition related costs and other charges	0.02	0.18	0.05	0.04	0.09	0.12
Tax accounting matters	-	-	-	-	0.01	(0.05)

Adjusted diluted earnings per share impact of above items	$0.29	$0.22	$0.21	$0.20	$0.21	$0.32

Following Represent the Second Quarter 2011 Results compared to the First Quarter 2011

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information (dollars in millions):

	Quarter Ended
	March 31, 2011		Increase (Decrease)		June 30, 2011
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$519.6	97.1%	$(3.6)	(0.7)%	$516.0	97.0%
Hospital Management	15.5	2.9	0.2	1.3	15.7	3.0

Total net revenues	535.1	100.0	(3.4)	(0.6)	531.7	100.0

Cost of goods sold:						-
Institutional Pharmacy	455.9	85.2	(14.3)	(3.1)	441.6	83.0
Hospital Management	13.5	2.5	0.2	1.5	13.7	2.6

Total cost of goods sold	469.4	87.7	(14.1)	(3.0)	455.3	85.6

Gross profit:						-
Institutional Pharmacy	63.7	11.9	10.7	16.8	74.4	14.0
Hospital Management	2.0	0.4	-	-	2.0	0.4

Total gross profit	$65.7	12.3%	$10.7	16.3%	$76.4	14.4%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,769		(162)	(1.5)%	10,607
Revenue per prescription dispensed	$48.25		$0.40	0.8%	$48.65
Gross profit per prescription dispensed	$5.92		$1.09	18.4%	$7.01
Institutional pharmacy gross margin	12.3%		2.1	17.1%	14.4%
Generic dispensing rate	77.1%		0.8	1.0%	77.9%
Customer licensed beds under contract
Beginning of period	362,901		(5,232)	(1.4)%	357,669
Additions - PharMerica Corporation	4,481		1,679	37.5	6,160
Additions - Chem Rx	998		(606)	(60.7)	392
Losses - PharMerica Corporation	(7,173)		(2,380)	33.2	(9,553)
Losses - Chem Rx	(3,538)		1,894	(53.5)	(1,644)

End of period	357,669		(4,645)	(1.3)%	353,024

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		-	-%	90

Revenues

Institutional pharmacy revenues decreased $3.6 million for the three months ended June 30, 2011 compared to the three months ended March 31, 2011 due primarily to a reduction in the number of prescriptions dispensed in the period. The decrease of $3.6 million resulted from an unfavorable volume variance of approximately $7.8 million or 162,000 fewer prescriptions dispensed, offset by a favorable rate variance of approximately $4.2 million or $0.40 increase per prescription dispensed. The rate variance was comprised of approximately $15.0 million due to inflation on drugs dispensed between periods offset by $10.8 million due to the increase in the generic dispensing rate from 77.1% to 77.9% and pricing concessions. The unfavorable volume variance of approximately $7.8 million was due to a decrease in customer licensed beds under contract in the period.

The increase in hospital management revenues of $0.2 million for the three months ended June 30, 2011 compared to the three months ended March 31, 2011 was due primarily to an increase in pass-through costs reimbursable from customers.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $14.3 million for the three months ended June 30, 2011 compared to the three months ended March 31, 2011 due primarily to a reduction in the number of prescriptions dispensed in the period. Overall total drug costs decreased as a percent of revenues 175 bps due primarily to higher margins on certain brand-name drugs which recently went generic and higher rebates as a result of the Amended and Restated Prime Vendor Agreement. Other costs included in cost of goods sold decreased as a percentage of revenues 35 bps, of which the decrease primarily related to a reduction in employer tax related costs.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	March 31, 2011		Increase (Decrease)		June 30, 2011
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$65.7	12.3%	$10.7	16.3%	$76.4	14.4%
Selling, general and administrative expenses	51.6	9.6	3.5	6.8	55.1	10.4
Amortization expense	2.7	0.5	-	-	2.7	0.5
Integration, merger related costs and other charges	4.7	0.9	0.4	8.5	5.1	1.0
Interest expense, net	1.1	0.3	1.5	136.4	2.6	0.4

Income before provision for income taxes	5.6	1.0	5.3	94.6	10.9	2.1
Provision for income taxes	2.3	0.4	1.2	52.2	3.5	0.7

Net income	$3.3	0.6%	$4.1	124.2%	$7.4	1.4%

Institutional pharmacy gross profit for the three months ended June 30, 2011 was $74.4 million or $7.01 per prescription dispensed compared to $63.7 million or $5.92 per prescription dispensed for the three months ended March 31, 2011. The increase in gross profit was due primarily to higher margins on certain brand-name drugs which recently went generic and higher rebates as a result of the Amended and Restated Prime Vendor Agreement. Institutional gross profit margin for the three months ended June 30, 2011 was 14.4% compared to 12.3% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	March 31, 2011		Increase (Decrease)		June 30, 2011

	Amount	% of Revenue			Amount	% of Revenue

Selling, general and administrative expenses:
Total wages, benefits and contract labor	$27.4	5.1%	$1.5	5.5%	$28.9	5.4%
Contracted services	3.5	0.7	0.4	11.4	3.9	0.7
Provision for doubtful accounts	5.4	1.0	0.4	7.4	5.8	1.1
Supplies	1.9	0.4	(0.1)	(5.3)	1.8	0.4
Travel expenses	1.1	0.2	0.2	18.2	1.3	0.2
Professional fees	2.5	0.5	0.3	12.0	2.8	0.5
Stock-based compensation	1.4	0.3	0.4	28.6	1.8	0.3
Depreciation	2.4	0.4	(0.1)	(4.2)	2.3	0.4
Rent	1.2	0.2	(0.2)	(16.7)	1.0	0.2
Maintenance	0.8	0.1	-	-	0.8	0.3
Other costs	4.0	0.7	0.7	17.5	4.7	0.9

Total selling general and administrative expenses	$51.6	9.6%	$3.5	6.8%	$55.1	10.4%

Selling, general and administrative expenses increased $3.5 million for the three months ended June 30, 2011, compared to the three months ended March 31, 2011. The increase of $3.5 million is due to higher labor costs of $1.5 million as a result of a pharmacy acquisition in April 2011 along with additional incentive compensation. Professional fees increased $0.3 million due primarily to an increase in legal related fees for functions that historically were performed in-house and pending litigations. Bad debt expense increased of $0.4 million primarily as a result of the Chem Rx and other pharmacy acquisitions. All other costs included in selling, general and administrative expenses increased approximately $1.3 million as a result of the acquisitions.

Depreciation and Amortization (Dollars in millions)

Depreciation expense for the periods presented is as follows:

	Quarter Ended
	March 31, 2011		June 30, 2011
	Amount	% of Revenues	Amount	% of Revenues

Leasehold improvements	$0.5	0.1%	$0.5	0.1%
Equipment and software	4.4	0.9	4.3	0.8
Leased equipment	0.2	-	0.2	NM

Total depreciation expense	$5.1	1.0%	$5.0	0.9%

Depreciation expense recorded in cost of goods sold	$2.7	0.5%	$2.7	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.4	0.5	2.3	0.4

Total depreciation expense	$5.1	1.0%	$5.0	0.9%

Total capital expenditures	$2.4	0.4%	$3.8	0.7%

Amortization expense related to certain identifiable intangibles for the periods presented is as follows:

	Quarter Ended
	March 31, 2011		June 30, 2011
	Amount	% of Revenues	Amount	% of Revenues

Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.4	0.1
Customer relationships	1.8	0.3	1.9	0.3

Total amortization expense	$2.7	0.5%	$2.7	0.5%

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions)

	Quarter Ended
	March 31, 2011	June 30, 2011
Integration costs and other charges:
Professional and advisory fees	$0.1	$0.3
General and administrative	0.1	-
Employee costs	-	0.2
Severance costs	-	0.2
Facility costs	(0.1)	-
Other costs	-	(0.1)

	0.1	0.6

Acquisition related costs:
Professional and advisory fees	1.3	1.9
General and administrative	0.3	0.3
Employee costs	1.1	0.9
Severance costs	0.4	1.0
Facility costs	0.8	0.4
Other costs	0.7	-

	4.6	4.5

Total integration, merger and acquisition related costs and other charges	$4.7	$5.1

Negative effect on earnings per diluted share	$(0.09)	$(0.12)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended June 30, 2011, related to costs to convert data, integrate systems and its acquisitions. Integration costs and other charges increased $0.5 million from the three months ended March 31, 2011 to the three months ended June 30, 2011, due to management’s decision to consolidate one of its regional billing offices. Acquisition related costs remained relatively unchanged for the three months ended June 30, 2011 compared to the three months ended March 31, 2011 due to continued acquisition costs incurred from Chem Rx and other pharmacy acquisitions.

Interest Expense (Dollars in millions)

	Quarter Ended
	March 31, 2011	June 30, 2011
Interest expense, net:
Term Debt	$0.8	$1.4
Revolving credit facility	0.1	0.9

Subtotal (including commitment fees and letters of credit fees)	0.9	2.3
Other:
Interest expense (income)	-	-
Amortization of deferred financing fees	0.2	0.3

Total interest expense, net	$1.1	$2.6

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.27%	0.82%
LIBOR - 1month, at beginning of period	0.26%	0.24%
LIBOR - 1month, at end of period	0.24%	0.19%
LIBOR - 3 months, at beginning of period	0.30%	0.30%
LIBOR - 3 months, at end of period	0.30%	0.25%

Interest expense increased $1.5 million for the three months ended June 30, 2011, compared to the three months ended March 31, 2011 due primarily to the higher interest rates during the period and the impact of the refinancing on May 2, 2011. The Corporation’s interest rate on its borrowings increased from LIBOR plus 1.25% at March 31, 2011 to LIBOR plus 2.75% at June 30, 2011. Long-term debt was $244.3 million and $274.0 million as of March 31, 2011 and June 30, 2011, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended
	March 31, 2011	June 30, 2011
Tax provision	$2.3	$3.5

Total provision as a percentage of pre-tax income	42.1%	31.5%

The decrease in our provision for income taxes as a percentage of taxable income for the three months ended June 30, 2011, compared to the three months ended March 31, 2011, was primarily the result of the release of a tax liability upon completion of an IRS audit for the calendar years 2007 and 2008. Excluding the release of the $1.2 million tax liability and certain other discrete items the Corporation’s effective tax rate for the three months ended June 30, 2011 would have been 40.8%.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended March 31, 2011 and June 30, 2011 (dollars in millions):

	Quarter Ended
	March 31, 2011	June 30, 2011
Cash flows provided by (used in) operating activities:
Net income	$3.3	$7.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.1	5.0
Amortization	2.7	2.7
Integration, merger and acquisition related costs and other charges	0.3	0.4
Stock-based compensation	1.4	1.8
Amortization of deferred financing fees	0.2	0.3
Deferred income taxes	2.3	4.6
Loss on disposition of equipment	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	(9.4)	1.1
Inventory	(15.0)	(24.9)
Prepaids and other assets	(6.2)	(2.6)
Accounts payable	10.4	(3.4)
Salaries, wages and other compensation	9.3	3.2
Other accrued and long-term liabilities	0.9	(0.8)

Net cash provided by (used in) operating activies	5.4	(5.1)

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(2.4)	(3.8)
Acquisitions, net of cash acquired	-	(8.5)

Net cash used in investing activities	(2.4)	(12.3)

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	(240.0)
Proceeds from long-term debt	-	250.0
Repayment of long-term revolving credit facility	(238.3)	(346.6)
Proceeds from long-term revolving credit facility	237.0	366.3
Payments of debt issuance costs	-	(9.8)
Repayments of capital lease obligations	(0.2)	(0.2)
Issuance of common stock	-	0.1
Treasury stock at cost	-	(0.1)

Net cash (used in) provided by financing activities	(1.5)	19.7

Change in cash and cash equivalents	1.5	2.3
Cash and cash equivalents at beginning of period	10.8	12.3

Cash and cash equivalents at end of period	$12.3	$14.6

Supplemental information:
Cash paid for interest	$1.0	$1.5

Cash paid for taxes	$-	$0.3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Corporation’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. We encourage you to read these risk factors in their entirety.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The Corporation did not repurchase shares under this program during the three months ended June 30, 2011. Additionally, the Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 8,122 shares of certain vested awards for an aggregate price of approximately $0.1 million, during the six months ended June 30, 2011. These shares have also been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
					(in millions)
April 1, 2011 – April 30, 2011	8,122	(1)	$11.44	—	$14.5
May 1, 2011 – May 31, 2011	—		—	—	14.5
June 1, 2011 – June 30, 2011	—		—	—	14.5

(1)	The Corporation repurchased 8,122 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Corporation announced a share repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended June 30, 2011.

Item 6.	Exhibits

Exhibit No.	Description

10.41	Credit Agreement dated as of May 2, 2011 between PharMerica Corporation, the lenders named therein, and Citibank, N.A., as Administrative Agent(1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Pharmerica Corporation Quarterly Report on form 10-Q for the three months ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011, and incorporated herein by reference.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 4, 2011	/s/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 4, 2011	/s/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: August 4, 2011	/s/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Pharmerica Corporation Quarterly Report on form 10-Q for the three months ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011, and incorporated herein by reference.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and section 18 of the Securities Exchange Act of 1934.