Form 10-Q
period 2011-09-30
PharMerica CORP
filed 2011-11-03
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 28, 2011
Common stock, $0.01 par value	29,397,015 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Nine Months Ended September 30, 2010 and 2011

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenues	$443.1	$518.7	$1,355.8	$1,585.5
Cost of goods sold	386.3	443.4	1,178.1	1,368.1

Gross profit	56.8	75.3	177.7	217.4
Selling, general and administrative expenses	43.3	54.7	131.1	161.4
Amortization expense	2.2	3.0	6.9	8.4
Impairment of intangible assets	-	5.1	-	5.1
Integration, merger and acquisition related costs and other charges	2.4	1.8	12.8	11.6

Operating income	8.9	10.7	26.9	30.9
Interest expense, net	0.9	2.6	2.6	6.3

Income before income taxes	8.0	8.1	24.3	24.6
Provision for income taxes	3.2	3.3	9.8	9.1

Net income	$4.8	$4.8	$14.5	$15.5

Earnings per common share:
Basic	$0.16	$0.16	$0.48	$0.53
Diluted	$0.16	$0.16	$0.48	$0.53

Shares used in computing earnings per common share:
Basic	30,033,618	29,366,998	30,282,566	29,324,094
Diluted	30,122,302	29,531,095	30,423,035	29,423,330

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and September 30, 2011

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$10.3
Accounts receivable, net	237.1	239.9
Inventory	88.5	118.4
Deferred tax assets, net	23.5	38.8
Prepaids and other assets	24.6	31.4

	384.5	438.8

Equipment and leasehold improvements	136.0	143.9
Accumulated depreciation	(76.5)	(90.4)

	59.5	53.5

Deferred tax assets, net	28.7	3.6
Goodwill	179.1	183.4
Intangible assets, net	102.2	93.1
Other	5.7	15.2

	$759.7	$787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.2	$53.2
Salaries, wages and other compensation	22.0	35.3
Current portion of long-term debt	-	3.1
Other accrued liabilities	7.1	10.5

	103.3	102.1

Long-term debt	245.6	257.9
Other long-term liabilities	26.4	23.1
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2010 and September 30, 2011	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,696,261 and 30,735,615 shares issued as of December 31, 2010 and September 30, 2011, respectively.	0.3	0.3
Capital in excess of par value	349.7	354.4
Retained earnings	45.0	60.5
Treasury stock at cost, 1,336,817 at December 31, 2010 and 1,344,939 shares at September 30, 2011	(10.6)	(10.7)

	384.4	404.5

	$759.7	$787.6

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months and Nine Months Ended September 30, 2010 and 2011

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cash flows provided by (used in) operating activities:
Net income	$4.8	$4.8	$14.5	$15.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.8	4.8	14.1	14.9
Amortization	2.2	3.0	6.9	8.4
Impairment charge	-	5.1	-	5.1
Integration, merger and acquisition related costs and other charges	0.1	0.5	0.6	1.2
Stock-based compensation	0.8	1.3	3.3	4.5
Amortization of deferred financing fees	0.1	0.2	0.4	0.7
Deferred income taxes	3.4	2.9	9.1	9.8
Loss on disposition of equipment	0.1	0.1	0.2	0.3
Other	-	(0.2)	-	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	6.7	6.1	21.3	(2.2)
Inventory and other assets	3.1	10.8	4.5	(29.1)
Prepaids and other assets	2.2	1.9	4.8	(6.9)
Accounts payable	(4.6)	(28.3)	(9.3)	(21.3)
Salaries, wages and other compensation	(0.6)	(0.9)	(5.3)	11.6
Other accrued and long-term liabilities	0.4	(0.1)	3.7	-

Net cash provided by operating activities	23.5	12.0	68.8	12.3

Cash flows provided by (used in) investing activities:
Purchases of equipment and leasehold improvements	(3.7)	(3.2)	(8.8)	(9.4)
Acquisitions, net of cash acquired	(3.5)	-	(3.6)	(8.5)
Proceeds from sale of assets	-	0.1	-	0.1

Net cash used in investing activities	(7.2)	(3.1)	(12.4)	(17.8)

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	-	-	(240.0)
Proceeds from long-term debt	-	-	-	250.0
Repayments of long-term revolving credit facility	-	(312.1)	-	(897.0)
Proceeds from long-term revolving credit facility	-	299.1	-	902.4
Payment of debt issuance costs	-	-	-	(9.8)
Tax shortfall from stock-based compensation	(0.2)	-	(0.2)	-
Repayments of capital lease obligations	(0.1)	(0.3)	(0.5)	(0.7)
Issuance of common stock	-	0.1	0.3	0.2
Treasury stock at cost	(10.5)	-	(10.5)	(0.1)

Net cash (used in) provided by financing activities	(10.8)	(13.2)	(10.9)	5.0

Change in cash and cash equivalents	5.5	(4.3)	45.5	(0.5)
Cash and cash equivalents at beginning of period	91.2	14.6	51.2	10.8

Cash and cash equivalents at end of period	$96.7	$10.3	$96.7	$10.3

Supplemental information:
Cash paid for interest	$0.8	$2.6	$2.3	$5.1

Cash paid for taxes	$0.1	$(0.2)	$0.4	$0.1

Supplemental schedule of non-cash activities:
Capital lease obligations	$-	$-	$0.4	$-

Purchase accounting adjustments	$-	$-	$0.2	$-

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2010	29,359,444	$0.3	$349.7	$45.0	$(10.6)	$384.4
Comprehensive income:
Net income				15.5		15.5

Total comprehensive income				15.5		15.5

Exercise of stock options	9,996	-	0.2	-	-	0.2
Vested restricted stock units	29,358	-	-	-	-	-
Treasury stock at cost	(8,122)				(0.1)	(0.1)
Stock-based compensation - non-vested restricted stock	-	-	2.7	-	-	2.7
Stock-based compensation - stock options	-	-	1.8	-	-	1.8

Balance at September 30, 2011	29,390,676	$0.3	$354.4	$60.5	$(10.7)	$404.5

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 92 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2010, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements adjusted for acquisition related measurement period adjustments as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the condensed consolidated income statements, balance sheets, cash flows, and stockholders’ equity for the interim periods have been made and are of a normal recurring nature.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, accounting for income taxes and stock-based compensation. Actual amounts may differ from these estimates.

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

Unsolicited Tender Offer by Omnicare

        On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration and consultation with the Corporation’s financial and legal advisors, the Corporation’s Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of the Corporation’s stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of the Corporation’s common stock at $15.00 per share. On September 18, 2011, the Board again met with its financial and legal advisors, and after careful consideration, the Corporation’s Board of Directors again unanimously recommended

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

that the Corporation’s stockholders reject the offer and not tender their shares of the Corporation’s common stock because the Corporation’s Board of Directors believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value. On September 20, 2011, the Corporation filed with the Securities and Exchange Commission (“SEC”) a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of the Corporation’s Board of Directors in response to Omnicare’s tender offer and the reasons it rejected the offer. See Note 6 Commitments and Contingencies for a discussion of certain litigation commenced in respect of Omnicare’s tender offer and related actions. On October 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, December 2, 2011, unless further extended.

On August 25, 2011, after careful consideration and consultation with the Corporation’s financial and legal advisors, the Corporation’s Board of Directors adopted a rights plan and authorized the execution of the Rights Agreement, dated August 25, 2011 (the “Rights Agreement”), between the Corporation and Mellon Investor Services LLC, as Rights Agent. On August 25, 2011, the Board of Directors of the Corporation declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share. The dividend was payable on September 6, 2011 to the stockholders of record on September 6, 2011. The Rights will expire on the earlier of August 25, 2021 or redemption by the Corporation. However, the rights will expire immediately at the final adjournment of the Corporation’s 2012 annual meeting of stockholders if stockholder approval of the Rights Agreement has not been received prior to that time. The Rights Agreement is designed to prevent third parties from opportunistically acquiring the Corporation in a transaction that the Corporation’s Board of Directors believes is not in the best interests of the Corporation’s stockholders. In general terms, it works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 15 percent or more of our outstanding common stock without the prior approval of the Corporation’s Board of Directors. The Corporation’s Board of Directors believes the Rights Agreement has helped the Corporation’s stockholders at this time by effectively preventing Omnicare from opportunistically acquiring the Corporation at a price that the Corporation’s Board of Directors believes is inadequate for the reasons discussed above. The Rights Agreement has been narrowly tailored in a manner that the Corporation’s Board of Directors believes appropriately balances the interests of the Corporation’s stockholders in connection with what the Corporation’s Board of Directors considers an opportunistic, illusory and disadvantageous proposal, against the need to avoid excessive anti-takeover protections that ultimately may adversely impact stockholder value. The Rights Agreement should not interfere with any merger or other business combination approved by the Board of Directors.

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Corporation intends to promptly respond to the Second Request. The Second Request extends the waiting period under the HSR Act for 10 calendar days after the date Omnicare certifies substantial compliance with the Second Request.

The financial and outside legal advisors to the Corporation and Omnicare have continued to meet from time to time in an effort to agree upon an acceptable information sharing process relating to antitrust issues. On October 26, 2011, the Corporation and Omnicare and their respective outside legal advisors entered into a Confidentiality and Joint Defense Agreement (the “Confidentiality and Joint Defense Agreement”), which provides, among other things, for the parties to exchange on a confidential and privileged basis information in order to facilitate their respective assessment of the antitrust risk associated with a potential combination of the two companies. Although the Corporation’s Board of Directors continues to believe that Omnicare’s $15.00 per share offer undervalues the Corporation, the Corporation is engaging in this analytical process in order to further its understanding of Omnicare’s assessment of the antitrust risk related to a business combination. The Confidentiality and Joint Defense Agreement does not obligate the Corporation to enter a transaction with Omnicare and there can be no assurance that this review will lead to a definitive merger agreement or any transaction between the two companies.

In connection with these matters, in third quarter of 2011, we expensed $1.1 million of legal and advisory fees, which are included in integration, merger and acquisition related costs and other charges in the condensed consolidated financial statements. We expect to incur additional costs in the future in connection with Omnicare’s unsolicited tender offer.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2010 and September 30, 2011, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Financial liabilities and non-financial assets recorded at fair value at December 31, 2010 and September 30, 2011, are set forth in the tables below (dollars in millions):

As of December 31, 2010	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(4.0)	$-	$(4.0)	$-	A
Contingent Consideration	$-	$-	$-	$-	C

As of September 30, 2011	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Non-Financial Assets
Intangible Assets	$-	$-	$-	$-	C
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(3.6)	$-	$(3.6)	$-	A
Contingent Consideration	$-	$-	$-	$-	C

Certain intangible assets with carrying amounts of $5.1 million were written down to their implied fair value resulting in an impairment charge of $5.1 million. The fair value of intangible assets was derived using the income approach, which uses valuation techniques to convert future amounts to a single present amount. See Note 4 for a further description of the impairment. The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (“West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that contingent consideration will be paid to the sellers, therefore, at December 31, 2010, the liability was relieved and remained the same at September 30, 2011. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2010	September 30, 2011
Institutional healthcare providers	$160.4	$174.0
Medicare Part D	52.3	49.2
Private payor and other	35.7	28.8
Insured	10.0	9.7
Medicaid	13.4	20.2
Medicare	2.1	0.9
Allowance for doubtful accounts	(36.8)	(42.9)

	$237.1	$239.9

0 to 60 days	61.8%	63.1%
61 to 120 days	22.0%	18.9%
Over 120 days	16.2%	18.0%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2010	$40.2	$18.5	$(21.9)	$36.8
Nine Months Ended September 30, 2011	$36.8	$17.6	$(11.5)	$42.9

Concentration of Credit Risk

For the nine months ended September 30, 2010 and 2011, the Corporation derived approximately 15.0% and 13.6% of its revenues from a single customer, respectively, including all payer sources associated with the residents of its long-term care facilities.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost on the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter, as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10
Leased equipment	1-5

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended September 30, 2010 and 2011, maintenance and repairs were $1.6 million and $1.8 million, respectively. For the nine months ended September 30, 2010 and 2011, maintenance and repairs were $4.5 million and $5.6 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the nine months ended September 30, 2010 or 2011.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended September 30, 2010 and 2011, the Corporation capitalized internally developed software costs of $0.3 million and $0.6 million, respectively. For the nine months ended September 30, 2010 and 2011, the Corporation capitalized internally developed software costs of $1.5 million and $1.3 million, respectively. As of December 31, 2010 and September 30, 2011, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $14.2 million and $12.2 million, respectively.

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

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended September 30, 2010 and 2011, the expense for employee health benefits was $4.8 million and $4.9 million, respectively, and for the nine months ended September 30, 2010 and 2011, the expense for employee health benefits was $14.2 million and $15.0 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2010 and September 30, 2011, the Corporation had $2.4 million and $3.2 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are capitalized as a reduction of product cost and relieved through cost of goods sold

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

upon the sale of the related inventory. For the three months ended September 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $8.7 million and $18.2 million, respectively, and for the nine months ended September 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $27.3 million and $53.2 million, respectively. The Corporation had $3.3 million and $5.6 million of rebates capitalized in inventory as of December 31, 2010 and September 30, 2011, respectively.

Delivery Expenses

The Corporation incurred delivery expenses of $13.5 million and $16.6 million for the three months ended September 30, 2010 and 2011, respectively, and $42.8 million and $51.3 million for the nine months ended September 30, 2010 and 2011, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using the Black-Scholes-Merton option valuation model (See Note 9).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations, as appropriate, based on facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 10.

Impact of Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance in ASC 350 “Intangibles - Goodwill and Other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation does not expect this new guidance will have a material impact on its financial position, results of operations or cash flows.

Measurement Period Adjustments

For the nine months ended September 30, 2011, the Corporation has adjusted certain amounts on the consolidated balance sheet as of December 31, 2010 as a result of measurement period adjustments related to the Chem Rx and Lone Star acquisitions (See Note 2).

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

NOTE 2—ACQUISITIONS – (Continued)

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

The acquisition was accounted for under the acquisition method of accounting. The total purchase price of Chem Rx was allocated to the net tangible and identifiable intangible assets based upon the associated fair values on November 4, 2010. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition, therefore, $7.1 million of goodwill recorded in the transaction will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of being able to integrate Chem Rx.

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of November 4, 2010. The adjusted preliminary purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable (2)	$33.1	$10.6	$43.7
Inventory (2)	14.1	(0.1)	14.0
Other current assets (2)	3.9	0.1	4.0
Equipment and leasehold improvements	4.9	-	4.9
Identifiable intangibles	4.0	-	4.0
Other long-term assets (2)	5.1	3.8	8.9
Goodwill (3)	27.6	(14.6)	13.0

Total assets	92.7	(0.2)	92.5

Current liabilities (2)	(13.3)	0.2	(13.1)
Other long-term liabilities	(8.8)	-	(8.8)

Total liabilities	(22.1)	0.2	(21.9)

Purchase price of Chem Rx	$70.6	$-	$70.6

(1) As previously reported in the Corporation’s 2010 Annual Report on form 10-K.

(2) Represents an adjustment to specific assets and liabilities to reflect the change in fair value as of the acquisition date.

(3) Represents the cumulative change to goodwill for the changes in current assets, long-term assets, and current liabilities.

The Corporation recorded accounts receivable with a contractual fair value of $43.7 million as part of the adjusted preliminary purchase price of the Chem Rx acquisition. In addition, the Corporation also recorded a liability with a fair value of $9.8 million related to an unfavorable operating lease as part of the preliminary purchase price. The unfavorable operating lease liability will be amortized to rental expense over the contractual term of the operating lease agreement.

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

NOTE 2—ACQUISITIONS – (Continued)

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

The acquisition of Lone Star has been accounted for under the acquisition method of accounting. The total purchase price of Lone Star was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 31, 2010. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transaction was considered an asset acquisition; therefore, the amount of goodwill recorded in the transaction of $25.7 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectations of the synergistic benefits of being able to fully integrate the Lone Star business into its existing institutional pharmacy locations.

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 31, 2010. The preliminary purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable	$6.7	$-	$6.7
Inventory	2.9	-	2.9
Other current assets (2)	0.4	0.2	0.6
Equipment and leasehold improvements	0.9	-	0.9
Identifiable intangibles	15.7	-	15.7
Goodwill (3)	25.9	(0.2)	25.7

Total assets	52.5	-	52.5

Current liabilities	(1.3)	-	(1.3)
Accrued salaries	(1.1)	-	(1.1)
Other current liabilities	(0.1)	-	(0.1)

Total liabilities	(2.5)	-	(2.5)

Purchase price of Lone Star, net of cash acquired	$50.0	$-	$50.0

(1) As previously reported in the Corporation’s 2010 Annual Report on form 10-K.

(2) Represents an adjustment to other current assets to reflect the change in fair value as of the acquisition date.

(3) Represents the cumulative change to goodwill for the changes in other current assets.

The following are the fair values of the equipment and leasehold improvements of Lone Star acquired at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr.)

Equipment and software	$0.9	3.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS – (Continued)

The following are the fair values of the identifiable intangible assets of Lone Star acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value	Weighted Average Useful Life (Yr.)
Customer relationships	$15.2	8.0
Trade name	0.3	6.0
Non-compete agreement	0.2	6.0

	$15.7	7.9

Other

For the three months ended September 30, 2010 and 2011, the Corporation incurred $0.9 million and $2.1 million, respectively, and for the nine months ended September 30, 2010 and 2011 incurred $3.8 million and $11.2 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2010, excluding the integration, merger and acquisition related costs and other charges and assuming an effective tax rate of approximately 40.0% for the three months and nine months ended September 30, 2010, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenues	$554.5	$1,672.9
Net income	$9.4	$24.3

Earnings per common share:
Basic	$0.31	$0.80
Diluted	$0.31	$0.80

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2010	September 30, 2011
Leasehold improvements	$13.6	$14.1
Equipment and software	115.4	121.5
Leased equipment	3.0	3.0
Construction in progress	4.0	5.3

	136.0	143.9
Accumulated depreciation	(76.5)	(90.4)

Total Equipment and leasehold improvements	$59.5	$53.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS – (Continued)

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2010	Additions	Disposals	Balance at September 30, 2011
Equipment and leasehold improvements:
Leasehold improvements	$13.6	$0.7	$(0.2)	$14.1
Equipment and software	115.4	7.3	(1.2)	121.5
Leased equipment	3.0	-	-	3.0
Construction in progress	4.0	1.3	-	5.3

Sub-Total	136.0	9.3	(1.4)	143.9

Accumulated depreciation	(76.5)	(14.9)	1.0	(90.4)

Total	$59.5	$(5.6)	$(0.4)	$53.5

Depreciation expense totaled $4.8 million for the three months ended September 30, 2010 and 2011. Depreciation expense totaled $14.1 million and $14.9 million for the nine months ended September 30, 2010 and 2011, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$19.6	*
2012	15.8
2013	11.1
2014	6.8
2015	4.3
Thereafter	10.8

Total	$68.4

* The 2011 amount shown includes depreciation expense for the nine months ended September 30, 2011 of $14.9 million.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2011 (dollars in millions):

Balance at December 31, 2010 (As Adjusted)	$179.1
Goodwill acquired from 2011 acquisition	4.3

Balance at September 30, 2011	$183.4

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2010	Additions	Impairment	Balance at September 30, 2011
Customer relationships	$95.1	$3.0	$(10.2)	$87.9
Trade name	29.5	-	-	29.5
Non-compete agreements	5.9	1.4	-	7.3

Sub Total	130.5	4.4	(10.2)	124.7
Accumulated amortization	(28.3)	(8.4)	5.1	(31.6)

Net intangible assets	$102.2	$(4.0)	$(5.1)	$93.1

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES – (Continued)

Amortization expense relating to finite-lived intangible assets was $2.2 million and $3.0 million for the three months ended September 30, 2010 and 2011, respectively. Amortization expense relating to finite-lived intangible assets was $6.9 million and $8.4 million for the nine months ended September 30, 2010 and 2011, respectively.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined that the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2011	$11.0	*
2012	9.0
2013	8.9
2014	8.9
2015	8.8
Thereafter	54.9

	$101.5

* The 2011 amount shown includes amortization expense for the nine months ended September 30, 2011 of $8.4 million.

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

As of September 30, 2011, $250.0 million was outstanding under the term loan facility and $11.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT – (Continued)

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

Credit Agreement:	December 31, 2010	September 30, 2011

Term Debt - payable to lenders at LIBOR plus applicable margin (2.99% as of September 30, 2011), matures June 30, 2016	$-	$250.0
Replaced Term Debt - payable to lenders at LIBOR plus applicable margin (1.27% as of December 31, 2010)	240.0	-
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (5.00% as of September 30, 2011), matures June 30, 2016	-	11.0
Replaced Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (3.25% as of December 31, 2010)	5.6	-

Total debt	245.6	261.0
Less: Current portion of long-term debt	-	3.1

Total long-term debt	$245.6	$257.9

The Corporation’s indebtedness had the following maturities for the current year and the next four years and thereafter (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2011	$-	$-	$-
2012	6.2	-	6.2
2013	12.5	-	12.5
2014	12.5	-	12.5
2015	112.5	-	112.5
Thereafter	106.3	11.0	117.3

	$250.0	$11.0	$261.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2011 was $3.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $185.5 million as of September 30, 2011. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $550.0 million, subject to securing additional commitments from existing or new lenders.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement.

The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, or the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. Any changes in the base rate, federal funds rate or adjusted LIBO Rate shall be effective from and including the effective date of such change in the rate, as applicable. The Credit Agreement also provides for letter of credit fees between 2.25% and 3.00% and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.375% to 0.500%, in each case depending on the leverage ratio of the Corporation.

The Corporation’s obligations under the Credit Agreement are secured by substantially all of the Corporation’s assets. Those obligations are guaranteed by many of the Corporation’s wholly-owned subsidiaries and the obligations of the guarantors are secured

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT – (Continued)

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

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
September 30, 2011	11.25	2.59	*	*%

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2011, the Corporation had $9.4 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Corporation’s Board of Directors, styled Omnicare, Inc. v. PharMerica Corporation, et al., Civil Action No. 6841-CS. In the action, Omnicare alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer. Omnicare seeks declaratory and injunctive relief, including an order requiring the Board of Directors to render the Rights Agreement, and Section 203 of the Delaware General Corporation Law (“DGCL”) inapplicable to Omnicare’s tender offer and proposed merger. The Corporation and the Corporation’s Board of Directors believe that the claims made by Omnicare are without merit and intend to defend them vigorously.

On September 9, 2011, the Louisiana Municipal Police Employees’ Retirement System (“LMPERS”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Louisiana Municipal Police Employees’ Retirement System v. Frank Collins, et al., Civil Action No. 6851-CS. In the action, LMPERS alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. LMPERS seeks declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining application of the Rights Agreement and Section 203 of the DGCL to the tender offer and proposed merger. The Corporation and the Corporation’s Board of Directors believe that the claims made by LMPERS are without merit and intend to defend them vigorously.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES – (Continued)

On September 22, 2011, Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust (“Drummond”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust v. PharMerica Corp., et al., Civil Action No. 6882. In the action, Drummond alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and the Corporation’s stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. Drummond seeks declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining the directors and the Corporation from excluding strategic bidders, including Omnicare, imposing unreasonable preconditions on such strategic bidders, refusing to provide due diligence to strategic bidders, and conducting a limited sale process not designed to produce the best transaction for PharMerica’s stockholders. The Corporation and its directors believe that the claims made by Drummond are without merit and intend to defend them vigorously.

On September 29, 2011, the Plumbers & Pipefitters Local Union No. 630 Pension-Annuity Trust Fund (“PPLU”) filed a lawsuit in the Circuit Court of the Commonwealth of Kentucky, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Plumbers & Pipefitters Local Union No. 630 Pension-Annuity Trust Fund vs. PharMerica Corporation, et al. In the action, PPLU alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement, failing to respond appropriately to the tender offer and failing to disclose all material information in the Schedule 14D-9. PPLU seeks declaratory and injunctive relief, including certifying the case as a class action, enjoining the directors and the Corporation from maintaining the Rights Agreement, requiring the Board of Directors to disclose all material information and declaring that the Board of Directors violated its fiduciary duties. On October 13, 2011, PPLU filed a Notice of Voluntary Dismissal to voluntarily dismiss this lawsuit.

Pursuant to the requirements of the HSR Act, Omnicare filed a Notification and Report Form with the Antitrust Division and the FTC relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received the Second Request. The Corporation intends to promptly respond to the Second Request. The Second Request extends the waiting period under the HSR Act for 10 calendar days after the date Omnicare certifies substantial compliance with the Second Request.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. None of these legal proceedings are, in the opinion of management, expected to have a material adverse effect on the condensed consolidated financial position, results of operations, or liquidity of the Corporation.

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

In September 2011, CMS issued draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES – (Continued)

Until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

CMS Proposed Rule on Consultant Pharmacists

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities.” In the proposed rule, CMS outlined its concerns, and requests comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. Specifically, CMS explained its perception that the provision of consulting services by the pharmacy providers which supplies the medication to the facility leads to lack of independence of consultant pharmacists. CMS proposed requiring the independence of consultant pharmacists from LTC pharmacies. The Corporation believes that the proposed rules, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in consultant pharmacist services to its business.

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

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES – (Continued)

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $2.7 million and $2.6 million in fees for the three months ended September 30, 2010 and 2011, respectively, under the IT Services Agreement. The Corporation has incurred $8.4 million and $8.1 million in fees for the nine months ended September 30, 2010 and 2011, respectively, under the IT Services Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Pharmacy locations and administrative offices lease expense	$3.2	$3.6	$10.4	$10.8
Office equipment lease expense	0.5	0.6	1.5	1.9

Total lease expense	$3.7	$4.2	$11.9	$12.7

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES – (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases		Capital Lease Obligations	Total
2011	$14.6	*	$0.8	$15.4
2012	12.4		0.2	12.6
2013	10.2		-	10.2
2014	6.3		-	6.3
2015	4.8		-	4.8
Thereafter	17.5		-	17.5

Total	$65.8		$1.0	$66.8

* The 2011 amount shown includes lease expense for the nine months ended September 30, 2011 of $10.8 million.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7—REVENUES – (Continued)

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$204.8	46.2%	$250.5	48.4%	$627.5	46.3%	$759.0	47.9%
Institutional healthcare providers	132.8	30.0	154.2	29.7	410.6	30.3	474.7	29.9
Medicaid	39.6	8.9	54.1	10.4	119.7	8.8	167.2	10.5
Private and other	26.7	6.0	23.5	4.5	80.4	6.0	69.7	4.4
Insured	22.0	5.0	19.6	3.8	68.0	5.0	64.6	4.1
Medicare	1.8	0.4	1.1	0.2	5.7	0.4	3.4	0.2
Hospital management fees	15.4	3.5	15.7	3.0	43.9	3.2	46.9	3.0

Total	$443.1	100.0%	$518.7	100.0%	$1,355.8	100.0%	$1,585.5	100.0%

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

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$-	$(2.0)	$5.0	$(2.0)
Tender offer costs	-	1.1	-	1.1
Professional and advisory fees	0.7	0.2	2.2	0.6
General and administrative	0.1	-	0.5	0.1
Employee costs	0.2	-	0.4	0.2
Severance costs	0.4	-	0.6	0.2
Facility costs	-	0.3	0.2	0.2
Other	0.1	0.1	0.1	-

	1.5	(0.3)	9.0	0.4

Acquisition costs:
Professional and advisory fees	0.5	0.9	1.0	4.1
General and administrative	0.1	0.1	1.1	0.7
Employee costs	-	0.5	0.2	2.5
Severance costs	-	0.2	-	1.6
Facility costs	0.1	0.3	1.3	1.5
Other	0.2	0.1	0.2	0.8

	0.9	2.1	3.8	11.2

Total integration, merger, and acquisition related costs and other charges	$2.4	$1.8	$12.8	$11.6

Negative effect on diluted earnings per share	$(0.05)	$(0.04)	$(0.25)	$(0.25)

During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in 2010.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months and nine months ended September 30, 2011, $1.1 million of tender offer costs were incurred. The Corporation anticipates that additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of September 30, 2011, there were no shares of preferred stock outstanding.

The Series A Junior Preferred Stock is entitled to receive quarterly cumulative dividends in an amount per whole share equal to the greater of $10.00 or 1,000 times the dividends declared on the Common Stock since the preceding quarterly dividend payment date, or with respect to the first quarterly dividend payment date, since the date of issuance, and a liquidation preference of a minimum of $10.00 per whole share, plus an amount equal to any accrued dividends and distributions thereon, whether or not declared, to the date of payment, and will be entitled to an aggregate payment per whole share equal to 1,000 times the amount per share distributed to the holders of Common Stock. Holders of Series A Junior Preferred Stock are entitled to vote on each matter on which holders of Common Stock are entitled to vote, and have 1,000 votes per whole share. The preferred stockholders also are entitled to certain corporate governance and special voting rights, as defined in the certificate of designation.

Our Board of Directors may, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on our shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The Board of Directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of common stock. Specifically, the Corporation’s certificate of incorporation authorizes the Corporation’s Board of Directors to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of the Corporation or the removal of existing management.

On August 25, 2011, the Board of Directors adopted a Rights Plan, providing for the distribution of one right for each share of common stock outstanding. Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Preferred Stock, par value $0.01 per share, of the Corporation at a price of $45.00 per one one-thousandth (1/1000th) of a share, subject to adjustment. The rights generally become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Corporation’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on the earlier of August 25, 2021 or redemption by the Corporation. However, the rights will expire immediately at the final adjournment of the Corporation’s 2012 annual meeting of stockholders if stockholder approval of the Rights Agreement has not been received prior to that time. Certain terms of the rights are subject to adjustment to prevent dilution. Further description and terms of the rights are set forth in the Rights Agreement.

On August 25, 2011, the Board of Directors declared a dividend of one Right for each outstanding share of common stock. The dividend was paid on September 6, 2011 to the stockholders of record on September 6, 2011.

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS – (Continued)

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

The Corporation did not repurchase shares under this program during the three months and nine months ended September 30, 2011. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 8,122 shares of certain vested awards for an aggregate price of approximately $0.1 million, during the nine months ended September 30, 2011. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2011, the Corporation had a total of 1,344,939 shares held as treasury stock.

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

As of September 30, 2011, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,977,901 shares.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS – (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Stock option compensation expense	$0.6	$0.4	$1.8	$1.8
Nonvested stock compensation expense	0.2	0.9	1.5	2.7

Total Stock Compensation Expense	$0.8	$1.3	$3.3	$4.5

Negative effect on diluted earnings per share	$(0.01)	$(0.03)	$(0.06)	$(0.10)

As of September 30, 2011, there was $11.3 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and the next four years and thereafter are as follows (dollars in millions):

	Stock Options	Nonvested Restricted Shares	Nonvested Restricted Stock Units	Performance Shares	Total
Year Ending December 31,
2011	$2.4	$0.6	$2.5	$0.5	$6.0	*
2012	2.0	0.1	1.8	0.6	4.5
2013	1.5	-	1.6	0.6	3.7
2014	0.9	-	0.3	0.2	1.4
2015	0.2	-	-	-	0.2
Thereafter	-	-	-	-	-

Total	$7.0	$0.7	$6.2	$1.9	$15.8

*The 2011 amount shown includes stock based compensation expense for the nine months ended September 30, 2011 of $4.5 million.

The following weighted average assumptions were used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton option valuation model:

	2010	2011
Expected volatility (range)	38.53 - 45.54%	42.23 - 46.34%
Risk free interest rate (range)	0.49 - 2.47%	0.19 - 2.20%
Expected dividends	-	-
Average expected term (years)	2.0 - 5.0	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$5.79	$3.61
Weighted average fair value of options granted (in millions)	$3.3	$2.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS – (Continued)

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,993	18.27
Exercised	(22,072)	12.66
Canceled	(50,503)	16.60

Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	657,576	10.89
Exercised	(9,996)	10.88
Canceled	(86,738)	15.31

Outstanding shares at September 30, 2011	2,784,585	$15.06	4.5 years	2.4

Exercisable shares at September 30, 2011	1,443,771	16.01	3.4 years	$0.2

Expired shares during 2011	25,041	$15.36

The total intrinsic value of stock options exercised for the nine months ended September 30, 2010 and 2011 was less than $0.1 million. Cash received from stock option exercises during the nine months ended September 30, 2011 was $0.1 million. The total fair value of options vested for the nine months ended September 30, 2010 and 2011 was $1.7 million and $2.3 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a weighted average period of 2.4 years.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS – (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding shares at December 31, 2009	534,402	$15.98

Granted - Restricted Stock Units	39,144	16.35
Granted - Performance Share Units	178,472	18.00
Forfeited	(70,387)	15.52
Vested	(191,776)	16.20

Outstanding shares at December 31, 2010	489,855	$16.72

Granted - Restricted Stock Units	498,333	11.34
Granted - Performance Share Units	186,533	10.77
Forfeited	(48,905)	13.34
Vested	(100,327)	17.22

Outstanding shares at September 30, 2011	1,025,489	$13.14

The total fair value of shares vested for the nine months ended September 30, 2010 and 2011 was $1.4 million and $1.7 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year to 2.2 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 830,456 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended September 30, 2010 and 2011, the Corporation’s matching contributions to the plan were $1.3 million and $1.5 million, respectively, and for the nine months ended September 30, 2010 and 2011, the Corporation’s matching contributions to the plan were $4.0 million and $4.5 million, respectively.

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

As of December 31, 2010 and September 30, 2011, the Corporation had $4.0 million and $3.6 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the three and nine months ended September 30, 2010 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Provision for income taxes	$3.2	$3.3	$9.8	$9.1

Total provision as a percentage of pre-tax income	40.5%	40.9%	40.4%	37.0%

The decrease in our provision for income taxes as a percentage of taxable income for the nine months ended September 30, 2011, compared to the comparable 2010 period, was primarily the result of the release of a $1.2 million tax liability upon completion of an Internal Revenue Service (“IRS”) audit for the calendar years 2007 and 2008. The effective tax rate in 2010 was higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses. The effective tax rate in 2011 was lower than the federal statutory rate as a result of the release of the above mentioned liability.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $117.6 million and $103.0 million at December 31, 2010 and September 30, 2011, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of September 30, 2011, the Corporation has tax benefits from federal net operating loss carryforwards of $11.9 million and tax benefits from state net operating loss carryforwards of $9.2 million net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $52.2 million at December 31, 2010 and $42.4 million at September 30, 2011, net of valuation allowances of $1.6 million for both periods.

The federal statute of limitations remains open for tax years 2008 through 2010. The Corporation’s consolidated U.S. income tax returns for 2007 and 2008 were examined by the IRS. In May 2011, the IRS concluded their examination with no significant findings.

State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2006. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred and AmerisourceBergen are responsible for any taxes that relate to periods before July 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Numerator:
Numerator for basic and diluted earnings per share - net income	$4.8	$4.8	$14.5	$15.5

Denominator:

Denominator for basic earnings per share - weighted average shares	30,033,618	29,366,998	30,282,566	29,324,094
Effect of dilutive securities:
Employee stock options	11	10,279	18,482	7,630
Employee restricted shares	88,673	153,818	121,987	91,606

Denominator for diluted earnings per share - adjusted weighted average shares	30,122,302	29,531,095	30,423,035	29,423,330

Basic earnings per share	$0.16	$0.16	$0.48	$0.53

Diluted earnings per share	$0.16	$0.16	$0.48	$0.53

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,309,617	2,740,257	2,038,049	2,562,749

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Stock options and restricted shares and units granted by the Corporation are treated as potential common shares outstanding in computing earnings per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings per diluted share only when the performance conditions are met.

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

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	(As Adjusted)
	December 31, 2010	September 30, 2011
Assets:
Institutional pharmacies	$750.5	$777.0
Hospital pharmacy management	9.2	10.6

	$759.7	$787.6

Goodwill:
Institutional pharmacies	$179.1	$183.4
Hospital pharmacy management	-	-

	$179.1	$183.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA – (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues:
Institutional pharmacies	$427.7	$503.0	$1,311.9	$1,538.6
Hospital pharmacy management	15.4	15.7	43.9	46.9

	$443.1	$518.7	$1,355.8	$1,585.5

Net income:
Segment operating income:
Institutional pharmacies	$20.7	$28.1	$68.6	$79.0
Hospital pharmacy management	1.3	1.5	4.0	4.6

Segment operating income	22.0	29.6	72.6	83.6
Rent	3.7	4.2	11.9	12.7
Depreciation and amortization	7.0	7.8	21.0	23.3
Impairment of intangible assets	-	5.1	-	5.1
Integration, merger and acquisition related costs and other charges	2.4	1.8	12.8	11.6
Interest expense, net	0.9	2.6	2.6	6.3

Income before income taxes	8.0	8.1	24.3	24.6
Provision for income taxes	3.2	3.3	9.8	9.1

Net income	$4.8	$4.8	$14.5	$15.5

Rent:
Institutional pharmacies	$3.7	$4.2	$11.9	$12.7
Hospital pharmacy management	-	-	-	-

	$3.7	$4.2	$11.9	$12.7

Depreciation and amortization:
Institutional pharmacies	$7.0	$7.8	$21.0	$23.3
Hospital pharmacy management	-	-	-	-

	$7.0	$7.8	$21.0	$23.3

Capital expenditures:
Institutional pharmacies	$3.7	$3.2	$8.8	$9.4
Hospital pharmacy management	-	-	-	-

	$3.7	$3.2	$8.8	$9.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

the impact of Omnicare’s unsolicited tender offer to acquire all of our outstanding common stock, including directing attention of employees, requiring expenditure of substantial time and resources, and disrupting our business activities, and increasing the volatility of our stock price;

•	the impact of the litigation by Omnicare and other stockholders relating to Omnicare’s unsolicited tender offer;

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months and nine months ended September 30, 2011, reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration with our financial and legal advisors, our Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of our stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of our common stock at $15.00 per share. On September 18, 2011, the Board again met with its financial and legal advisors, and after careful consideration our Board of Directors again unanimously recommended that our stockholders reject the offer and not tender their shares of our common stock because it believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value. On September 20, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of our Board of Directors in response to Omnicare’s tender offer and the reasons it rejected the offer. See Note 6 Commitments and Contingencies for a discussion of certain litigation commenced in respect of Omnicare’s tender offer and related actions. On October 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, December 2, 2011, unless further extended.

On August 25, 2011, after careful consideration and consultation with our financial and legal advisors, our Board of Directors adopted a rights plan and authorized the execution of the Rights Agreement, dated August 25, 2011 (the “Rights Agreement”), between the Corporation and Mellon Investor Services LLC, as Rights Agent. On August 25, 2011, the Board of Directors of the Corporation declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share. The dividend was payable on September 6, 2011 to the stockholders of record on September 6, 2011. The Rights will expire on the earlier of August 25, 2021, or redemption by the Corporation. However, the rights will expire immediately at the final adjournment of the Corporation’s 2012 annual meeting of stockholders if stockholder approval of the Rights Agreement has not been received prior to that time. The Rights Agreement is designed to prevent third parties from opportunistically acquiring the Corporation in a transaction that the Corporation’s Board of Directors believes is not in the best interests of the Corporation’s stockholders. In general terms, it works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 15 percent or more of our outstanding common stock without the prior approval of our Board of Directors. The Corporation Board of Directors believes the Rights Agreement has helped the Corporation’s stockholders at this time by effectively preventing Omnicare from opportunistically acquiring the Corporation at a price that the Corporation’s Board of Directors believes is inadequate for the reasons discussed above. The Rights Agreement has been narrowly tailored in a manner that our Board of Directors believes appropriately balances the interests of our stockholders in connection with what our Board of Directors considers an opportunistic, illusory and disadvantageous proposal, against the need to avoid excessive anti-takeover protections that ultimately may adversely impact stockholder value. The Rights Agreement should not interfere with any merger or other business combination approved by the Board of Directors.

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Corporation intends to promptly respond to the Second Request. The Second Request extends the waiting period under the HSR Act for 10 calendar days after the date Omnicare certifies substantial compliance with the Second Request.

The financial and outside legal advisors to the Corporation and Omnicare have continued to meet from time to time in an effort to agree upon an acceptable information sharing process relating to antitrust issues. On October 26, 2011, the Corporation and Omnicare and their respective outside legal advisors entered into a Confidentiality and Joint Defense Agreement (the “Confidentiality and Joint Defense Agreement”), which provides, among other things, for the parties to exchange on a confidential and privileged basis information in order to facilitate their respective assessment of the antitrust risk associated with a potential combination of the two companies. Although the Corporation’s Board of Directors continues to believe that Omnicare’s $15.00 per share offer undervalues the Corporation, the Corporation is engaging in this analytical process in order to further its understanding of Omnicare’s assessment of the antitrust risk related to a business combination. The Confidentiality and Joint Defense Agreement does not obligate the Corporation to enter a transaction with Omnicare and there can be no assurance that this review will lead to a definitive merger agreement or any transaction between the two companies.

In connection with these matters, in third quarter of 2011, we expensed $1.1 million of legal and advisory fees, which are included in integration, merger and acquisition related costs and other charges in the condensed consolidated financial statements. We expect to incur additional costs in the future in connection with Omnicare’s unsolicited tender offer.

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and also provide management pharmacy services to hospitals. The Corporation operates 92 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

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

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. On September 30, 2008, the United States Department of Health and Human Services Office of Inspector General (“OIG”) published OIG Supplemental Compliance Program Guidance for Nursing Homes. With quality of care being the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities.” In the proposed rule, CMS outlined its concerns, and requests comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. Specifically, CMS explained its perception that the provision of consulting services by pharmacy providers which supplies the medication to the facility leads to lack of independence of consultant pharmacists and CMS proposed requiring the independence of consultant pharmacists from LTC pharmacies. The Corporation believes that the proposed rules, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in consultant pharmacist services.

We provide consultant pharmacist services that help our customers comply with the federal and state regulations applicable to nursing homes. Local providers also provide these services. The services offered by our consultant pharmacists include:

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

At September 30, 2011, we had contracts to provide pharmacy services to 342,099 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the nine months ended September 30, 2011, Kindred institutional pharmacy contracts represented approximately 10.6% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At September 30, 2011, the Corporation provided hospital pharmacy management services to Kindred and other customers at 90 locations. For nine months ended September 30, 2011, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

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

The following table summarizes the generic drug dispensing rate:

	2010	2011
March 31	74.5%	77.1%
June 30	75.7	77.9
September 30	75.9	78.3
December 31	75.8	N/A

The following table summarizes the material brand-to-generic conversions expected to occur in 2011 through 2015:

2011	2012	2013	2014	2015
Xalatan (1Q)	Lexapro (1Q)	Oxycontin (2Q)	Celebrex (2Q)	Namenda (1Q)
Levaquin (2Q)	Seroquel (1Q)	Advair (3Q)	Humalog (2Q)	Abilify (2Q)
Lipitor (4Q)	Plavix (2Q)	Invanz (3Q)	Nexium (2Q)	Zyvox (2Q)
Zyprexa (4Q)	Provigil (2Q)	Cymbalta (4Q)	Renvela (3Q)	Aggrenox (3Q)
	Actos (3Q)		Copaxone (4Q)	Travatan (3Q)
	Detrol (3Q)		Symbicort (4Q)	Lidoderm (4Q)
Detrol LA (3Q)
Diovan (3Q)
Diovan HCT (3Q)
Geodon (3Q)
Singulair (3Q)
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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class. Rebates for generic products are more likely to be based on achieving volume requirements. For the three months ended September 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $8.7 million and $18.2 million, respectively, and for the nine months ended September 30, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $27.3 million and $53.2 million, respectively. The Corporation had $3.3 million and $5.6 million of rebates capitalized in inventory as of December 31, 2010 and September 30, 2011, respectively.

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

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the IT Services Agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation has incurred $2.7 million and $2.6 million in fees for the three months ended September 30, 2010 and 2011, respectively, and $8.4 million and $8.1 million in fees for the nine months ended September 30, 2010 and 2011, respectively, under the IT Services Agreement.

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

A summary of revenue by payer type for the three months and nine months ended September 30, 2010 and 2011 is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$204.8	46.2%	$250.5	48.4%	$627.5	46.3%	$759.0	47.9%
Institutional healthcare providers	132.8	30.0	154.2	29.7	410.6	30.3	474.7	29.9
Medicaid	39.6	8.9	54.1	10.4	119.7	8.8	167.2	10.5
Private and other	26.7	6.0	23.5	4.5	80.4	6.0	69.7	4.4
Insured	22.0	5.0	19.6	3.8	68.0	5.0	64.6	4.1
Medicare	1.8	0.4	1.1	0.2	5.7	0.4	3.4	0.2
Hospital management fees	15.4	3.5	15.7	3.0	43.9	3.2	46.9	3.0

Total	$443.1	100.0%	$518.7	100.0%	$1,355.8	100.0%	$1,585.5	100.0%

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

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation.” Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Part D coverage gap, which is otherwise known as the “Donut Hole,” (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products. The constitutionality of the 2010 Health Care Legislation has been challenged in several Federal courts. At this time, the courts have split on the constitutionality of the 2010 Health Care Legislation. These decisions have been appealed and are expected to eventually be collectively decided by the United States Supreme Court. Pending a final decision on the constitutionality of the legislation and the promulgation of regulations there under, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

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

In September 2011, CMS issued draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

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

We receive payment for our services from institutional healthcare providers, commercial Medicare Part D Plans, third party payer government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. With respect to our skilled nursing facilities customers, their residents are covered by Medicare Part A, Part B and Part D Plans, Medicaid, insurance, and other private payers (including managed care).

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

Part D

Medicare Part D provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll. Under Medicare Part D, beneficiaries may enroll in prescription drug plans offered by private commercial insurers who contract with CMS (or in a “fallback” plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans include both plans providing the drug benefit on a standalone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from one Part D Plan to another, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.

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

In addition, beginning January 2010, MIPPA required that all PDPs are required to provide prompt payment to pharmacies. PDP and MAPDs must pay clean claims to retail pharmacies within 14 days if submitted electronically or within 30 days otherwise.

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

Our allowance for doubtful accounts, included in our balance sheet at December 31, 2010 and September 30, 2011, was $36.8 million and $42.9 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	2010		2011
	Amount	% of Revenues	Amount	% of Revenues
First Quarter	$3.8	0.8%	$5.4	1.0%
Second Quarter	4.6	1.0	5.8	1.1
Third Quarter	4.5	1.0	6.4	1.2
Fourth Quarter	5.6	1.1	N/A	N/A

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

We attempt to collect the private and other accounts through various efforts for which the patient is the responsible party. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. We attempt to collect from third party, Medicare Part D and Medicaid accounts by obtaining the appropriate documentation and direct discussions with the payers. In all cases, the drugs have been dispensed.

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

We monitor and review trends by payer classification along with the composition of our aging accounts receivable. This review is focused primarily on trends in private and other payers, PDP’s, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2010	2011
First Quarter	40.5	39.0
Second Quarter	40.4	41.6
Third Quarter	40.3	42.5
Fourth Quarter	39.7	N/A

The following table shows our summarized aging categories by quarter:

	2010				2011
	March	June	September	December	March	June	September
0 to 60 days	66.2%	65.7%	62.9%	61.8%	63.4%	63.9%	63.1%
61 to 120 days	17.8	18.0	19.2	22.0	19.3	18.0	18.9
Over 120 days	16.0	16.3	17.9	16.2	17.3	18.1	18.0

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2010			2011
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$37.6	$241.8	15.6%	$38.1	$273.9	13.9%
Second Quarter	37.1	237.6	15.6	39.6	282.4	14.0
Third Quarter	38.1	231.9	16.4	42.9	282.8	15.2
Fourth Quarter	36.8	263.3	14.0	N/A	N/A	N/A

Any receivables acquired subsequent to January 1, 2009 were recognized at fair value and therefore there is no allowance on receivables acquired.

Revenue recognition/Allowance for contractual discounts

Our sources of revenues for the quarters ended were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2010	2011	2010	2011
Medicare Part D	46.8%	47.7%	45.8%	47.6%
Institutional healthcare providers	30.4	30.6	30.5	29.5
Medicaid	8.7	10.5	8.9	10.7
Private and other	5.7	4.0	6.1	4.6
Insured	4.9	4.1	5.1	4.4
Medicare	0.5	0.2	0.4	0.2
Hospital management fees	3.0	2.9	3.2	3.0

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2010	2011	2010	2011
Medicare Part D	46.2%	48.4%	47.1%	N/A	%
Institutional healthcare providers	30.0	29.7	29.7	N/A
Medicaid	8.9	10.4	10.1	N/A
Private and other	6.0	4.5	5.5	N/A
Insured	5.0	3.8	4.5	N/A
Medicare	0.4	0.2	0.3	N/A
Hospital management fees	3.5	3.0	2.8	N/A

Total	100.0%	100.0%	100.0%	-%

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

Our hospital pharmacy management revenues represent contractually defined management fees and the reimbursements of costs associated with the direct operations of hospital pharmacies, and are primarily comprised of personnel costs.

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

As of December 31, 2010 and September 30, 2011, inventory on our accompanying condensed consolidated balance sheets was $88.5 million and $118.4 million, respectively.

Our inventory turns were as follows for the periods presented:

	2010	2011
First Quarter	15.7	15.0
Second Quarter	15.5	12.0
Third Quarter	15.3	11.0
Fourth Quarter	15.6	N/A

The decrease in inventory turns for the second and third quarters of 2011 compared to prior periods is a result of the increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices.

We receive rebates on purchases from various vendors and suppliers. Rebates included in our condensed consolidated income statements as reductions to cost of goods sold were as follows (in millions):

	2010	2011
First Quarter	$9.5	$14.3
Second Quarter	9.1	20.7
Third Quarter	8.7	18.2
Fourth Quarter	9.9	N/A

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

Rebates earned by the Corporation for the first, second and third quarters of 2011 were higher due to the rebate program under the Amended Agreement that was effective January 1, 2011.

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2010 and September 30, 2011 was $179.1 million and $183.4 million, respectively.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2010 and September 30, 2011, were $102.2 million and $93.1 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2010 and September 30, 2011 was $28.3 million and $31.6 million, respectively.

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

Fair value estimates are determined by management based upon and derived from appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision of allocation is that of management.

We assess for the potential impairment of intangible assets and finite-lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2010 and September 30, 2011, were $52.2 million and $42.4 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2010 and September 30, 2011, were $1.6 million.

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

During the nine months ended September 30, 2011, the Compensation Committee granted stock-based compensation awards with respect to 657,576 stock options under the Omnibus Plan with an exercise price of $10.89 per share, 498,333 restricted stock units and 186,533 performance share units.

Our stock-based compensation expense for the three months ended September 30, 2010 and 2011 was $0.8 million and $1.3 million, respectively, and was included in selling, general and administrative expenses in the accompanying condensed consolidated income statements. Our stock-based compensation expense for the nine months ended September 30, 2010 and 2011 was $3.3 million and $4.5 million, respectively.

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

Inventory reflects the cost of prescription products held for dispensing by our institutional pharmacies, net of capitalized rebates, and is recorded on a first-in, first-out basis. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns on inventory.

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

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases under our Prime Vendor Agreement and other purchases made in the normal course of business. The balances in accounts payable and accrued salaries and wages are at the highest on Thursday nights and at the lowest on Friday nights, as a result of payments for drug costs and payroll being funded on Friday. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of loans under our senior secured credit facility as well as our revolver. Deferred tax liabilities primarily represent temporary differences between the financial statement basis and tax basis of fixed assets and tax deductible goodwill. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under our Amended Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates are capitalized into inventory and also recorded as a reduction to cost of goods sold in the period earned. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

Impact of Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance in ASC 350 “Intangibles - Goodwill and Other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation does not expect this new guidance will have a material impact on its financial position, results of operations or cash flows.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	Increase (Decrease)		2011	2010	Increase (Decrease)		2011
	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$427.7	$75.3	17.6%	$503.0	$1,311.9	$226.7	17.3%	$1,538.6
Hospital Management	15.4	0.3	1.9	15.7	43.9	3.0	6.8	46.9

Total net revenues	443.1	75.6	17.1	518.7	1,355.8	229.7	16.9	1,585.5

Cost of goods sold
Institutional Pharmacy	372.8	56.8	15.2	429.6	1,139.7	187.4	16.4	1,327.1
Hospital Management	13.5	0.3	2.2	13.8	38.4	2.6	7.0	41.0

Total cost of goods sold	386.3	57.1	14.8	443.4	1,178.1	190.0	16.1	1,368.1

Gross profit
Institutional Pharmacy	54.9	18.5	33.7	73.4	172.2	39.3	22.9	211.5
Hospital Management	1.9	-	-	1.9	5.5	0.4	5.5	5.9

Total gross profit	$56.8	$18.5	32.6%	$75.3	$177.7	$39.7	22.3%	$217.4

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	8,949	1,408	15.7%	10,357	27,929	3,804	13.6%	31,733
Revenue per prescription dispensed	$47.79	$0.78	1.6%	$48.57	$46.97	$1.52	3.2%	$48.49
Gross profit per prescription dispensed	$6.13	$0.96	15.7%	$7.09	$6.17	$0.50	8.1%	$6.67
Gross profit percentage	12.8%	1.8	14.1%	14.6%	13.1%	0.7	5.3%	13.8%
Generic drug dispensing rate	75.9%	2.4	3.2%	78.3%	75.4%	2.3	3.1%	77.7%
Customer licensed beds under contract
Beginning of period	298,584	54,440	18.2%	353,024	313,867	49,034	15.6%	362,901
Additions - PharMerica Corporation	4,867	(1,638)	(33.7)	3,229	11,564	2,306	19.9	13,870
Additions - Chem Rx	-	905	100.0	905	-	2,295	100.0	2,295
Losses - PharMerica Corporation	(13,703)	142	(1.0)	(13,561)	(35,683)	5,396	(15.1)	(30,287)
Losses - Chem Rx	-	(1,498)	100.0	(1,498)	-	(6,680)	100.0	(6,680)

End of period	289,748	52,351	18.1%	342,099	289,748	52,351	18.1%	342,099

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	89	1.0	1.1%	90	89	1.0	1.1%	90

Revenues

Institutional pharmacy revenues increased $75.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to the Chem Rx and other pharmacy acquisitions. The increase of $75.3 million resulted from a favorable volume variance of approximately $67.3 million or 1,408,000 additional prescriptions dispensed and a favorable rate variance of approximately $8.0 million or $0.78 increase per prescription dispensed. The rate variance was comprised of approximately $40.9 million due to inflation on drugs dispensed between periods offset by $32.9 million due to the increase in the generic dispensing rate from 75.9% to 78.3% and certain pricing concessions. The favorable volume variance of approximately $67.3 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management revenues of $0.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase in the number of hospital management contracts serviced.

Institutional pharmacy revenues increased $226.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to the Chem Rx and other pharmacy acquisitions. The increase of $226.7 million resulted from a favorable volume variance of approximately $178.7 million or 3,804,000 additional prescriptions dispensed and a favorable rate variance of approximately $48.0 million or $1.52 increase per prescription dispensed. The rate variance was comprised of approximately $140.0 million due to inflation on drugs dispensed between periods offset by $92.0 million due to the increase in the generic dispensing rate from 75.4% to 77.7% and certain pricing concessions. The favorable volume variance of approximately $178.7 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management revenues of $3.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in the number of hospital management contracts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $56.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increased volume as a result of the Chem Rx and other pharmacy acquisitions. Overall total drug costs decreased as a percent of revenues 99 bps due primarily to the increased generic dispending rate, which has improved margins, and higher rebates as a result of the Amended Agreement. Other costs included in cost of goods sold decreased as a percentage of revenues 81 bps, of which the decrease primarily related to lower professional fees associated with back-up pharmacy services, lower delivery expenses, along with lower salaries and wages due to a reduction in contract labor.

Institutional pharmacy cost of goods sold increased $187.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the Chem Rx and other pharmacy acquisitions. Overall total drug costs decreased as a percent of revenues 50 bps due primarily to higher margins on certain brand-name drugs which recently went generic and higher rebates as a result of the Amended Agreement. Other costs included in cost of goods sold decreased as a percentage of revenues 20 bps, of which the decrease primarily related to a decrease in salaries and wages as a result of lower contract labor charges and lower professional fees associated with back-up pharmacy services.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		Increase (Decrease)		2011		2010		Increase (Decrease)		2011
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$56.8	12.8%	$18.5	32.6%	$75.3	14.5%	$177.7	13.1%	$39.7	22.3%	$217.4	13.7%
Selling, general and administrative expenses	43.3	9.7	11.4	26.3	54.7	10.5	131.1	9.6	30.3	23.1	161.4	10.2
Amortization expense	2.2	0.5	0.8	36.4	3.0	0.6	6.9	0.5	1.5	21.7	8.4	0.5
Impairment of intangible assets	-	-	5.1	100.0	5.1	1.0	-	-	5.1	100.0	5.1	0.3
Integration, merger and acquisition related costs and other charges	2.4	0.6	(0.6)	(25.0)	1.8	0.3	12.8	1.0	(1.2)	(9.4)	11.6	0.7
Interest expense, net	0.9	0.2	1.7	188.9	2.6	0.5	2.6	0.2	3.7	142.3	6.3	0.4

Income before income taxes	8.0	1.8	0.1	1.3	8.1	1.6	24.3	1.8	0.3	1.2	24.6	1.6
Provision for income taxes	3.2	0.7	0.1	3.1	3.3	0.6	9.8	0.7	(0.7)	(7.1)	9.1	0.6

Net income	$4.8	1.1%	$-	-%	$4.8	1.0%	$14.5	1.1%	$1.0	6.9%	$15.5	1.0%

Institutional pharmacy gross profit for the three months ended September 30, 2011 was $73.4 million or $7.09 per prescription dispensed compared to $54.9 million or $6.13 per prescription dispensed for the three months ended September 30, 2010. The increase in gross profit was due primarily to the Chem Rx and other pharmacy acquisitions. Institutional pharmacy gross profit margin for the three months ended September 30, 2011 was 14.6% compared to 12.8% for the three months ended September 30, 2010. Gross profit margin was positively impacted by the increased generic dispensing rate, which has improved margin, better pricing terms as a result of the Amended Agreement, and the implementation of changes in branded pharmaceutical purchasing practices.

Institutional pharmacy gross profit for the nine months ended September 30, 2011 was $211.5 million or $6.67 per prescription dispensed compared to $172.2 million or $6.17 per prescription dispensed for the nine months ended September 30, 2010. The increase in gross profit was due primarily to the Chem Rx and other pharmacy acquisitions. Institutional pharmacy gross profit margin for the nine months ended September 30, 2011 was 13.8% compared to 13.1% for the nine months ended September 30, 2010. Gross profit margin was positively impacted by higher margins on certain brand-name drugs which recently went generic, better pricing terms as a result of the Amended Agreement, and the implementation of changes in branded pharmaceutical purchasing practices.

Selling, General and Administrative Expenses (Dollars in millions)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010		Increase (Decrease)		2011		2010		Increase (Decrease)		2011
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$21.9	4.9%	$6.8	31.1%	$28.7	5.5%	$67.6	4.9%	$17.4	25.7%	$85.0	5.4%
Contracted services	3.7	0.8	0.1	2.7	3.8	0.7	11.2	0.8	(0.0)	(0.1)	11.2	0.7
Provision for doubtful accounts	4.5	1.0	1.9	42.2	6.4	1.2	12.9	1.0	4.7	36.4	17.6	1.1
Supplies	1.5	0.3	(0.1)	(6.7)	1.4	0.3	4.9	0.4	0.2	4.1	5.1	0.3
Travel expenses	1.1	0.3	0.1	9.1	1.2	0.2	3.4	0.3	0.2	5.9	3.6	0.2
Professional fees	2.4	0.5	1.4	58.3	3.8	0.7	6.0	0.4	3.1	51.7	9.1	0.6
Stock-based compensation	0.8	0.2	0.5	62.5	1.3	0.3	3.3	0.2	1.2	36.4	4.5	0.3
Depreciation	2.4	0.5	(0.1)	(4.2)	2.3	0.4	7.1	0.5	(0.1)	(1.4)	7.0	0.4
Rent	0.9	0.2	0.3	33.3	1.2	0.2	3.0	0.2	0.4	13.3	3.4	0.2
Maintenance	0.6	0.1	-	-	0.6	0.1	1.7	0.1	0.5	29.4	2.2	0.1
Other costs	3.5	0.9	0.5	14.3	4.0	0.9	10.0	0.8	2.7	27.0	12.7	0.9

Total selling, general and administrative expenses	$43.3	9.7%	$11.4	26.3%	$54.7	10.5%	$131.1	9.6%	$30.3	23.1%	$161.4	10.2%

Selling, general and administrative expenses increased $11.4 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase of $11.4 million is due to higher labor costs and stock based compensation of $7.3 million and bad debt expense of $1.9 million primarily as a result of the Chem Rx and other pharmacy acquisitions. All other costs included in selling, general and administrative expenses increased approximately $2.2 million as a result of the acquisitions.

Selling, general and administrative expenses increased $30.3 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase of $30.3 million is primarily due to higher labor costs and stock based compensation of $18.6 million and bad debt expense of $4.7 million primarily as a result of the Chem Rx and other pharmacy acquisitions. All other costs included in selling, general and administrative expenses increased approximately $7.0 million as a result of the acquisitions.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%	$1.3	0.1%	$1.4	0.1%
Equipment and software	4.2	0.9	4.3	0.8	12.3	0.9	13.0	0.8
Leased equipment	0.1	NM	0.1	NM	0.5	NM	0.5	NM

Total depreciation expense	$4.8	1.0%	$4.8	0.9%	$14.1	1.0%	$14.9	0.9%

Depreciation expense recorded in cost of goods sold	$2.4	0.5%	$2.5	0.5%	$7.0	0.5%	$7.9	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.4	0.5	2.3	0.4	7.1	0.5	7.0	0.4

Total depreciation expense	$4.8	1.0%	$4.8	0.9%	$14.1	1.0%	$14.9	0.9%

Total capital expenditures	$3.7	0.8%	$3.2	0.6%	$8.8	0.6%	$9.4	0.6%

Depreciation expense increased $0.8 million for the nine months ended September 30, 2011 compared to September 30, 2010, primarily as a result of the Chem Rx and other pharmacy acquisitions.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%	$1.1	0.1%	$1.2	0.1%
Non-compete agreements	0.4	0.1	0.5	0.1	1.4	0.1	1.4	0.1
Customer relationships	1.4	0.3	2.1	0.4	4.4	0.3	5.8	0.3

Total amortization expense	$2.2	0.5%	$3.0	0.6%	$6.9	0.5%	$8.4	0.5%

Amortization expense increased primarily as a result of the Chem Rx and other pharmacy acquisitions.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as a result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Integration, Merger, and Acquisition Related Costs and Other Charges (Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$-	$(2.0)	$5.0	$(2.0)
Tender offer costs	-	1.1	-	1.1
Professional and advisory fees	0.7	0.2	2.2	0.6
General and administrative	0.1	-	0.5	0.1
Employee costs	0.2	-	0.4	0.2
Severance costs	0.4	-	0.6	0.2
Facility costs	-	0.3	0.2	0.2
Other	0.1	0.1	0.1	-

	1.5	(0.3)	9.0	0.4

Acquisition costs:
Professional and advisory fees	0.5	0.9	1.0	4.1
General and administrative	0.1	0.1	1.1	0.7
Employee costs	-	0.5	0.2	2.5
Severance costs	-	0.2	-	1.6
Facility costs	0.1	0.3	1.3	1.5
Other	0.2	0.1	0.2	0.8

	0.9	2.1	3.8	11.2

Total integration, merger, and acquisition related costs and other charges	$2.4	$1.8	$12.8	$11.6

Negative effect on diluted earnings per share	$(0.05)	$(0.04)	$(0.25)	$(0.25)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended September 30, 2010 and 2011 related to acquisition costs as well as costs to convert data and integrate systems. Integration costs and other charges decreased $1.8 million and $8.6 million for the three and nine months ended September 30, 2011 compared to same periods in September 30, 2010, respectively. During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in 2010.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months and nine months ended September 30, 2011, $1.1 million of tender offer costs were incurred. The Corporation anticipates that additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

Acquisition costs were higher in the three months ended September 30, 2011 compared to three months ended September 30, 2010 due to the continuing costs associated with the Chem Rx and other pharmacy acquisitions.

Interest Expense (Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Interest Expense:
Term Debt	$0.7	$1.8	$2.1	$4.0
Revolving Credit Facility	0.1	0.6	0.3	1.6

Subtotal	0.8	2.4	2.4	5.6
Other:
Interest income	-	-	(0.2)	-
Amortization of deferred financing fees	0.1	0.2	0.4	0.7

Total Interest Expense	$0.9	$2.6	$2.6	$6.3

Interest Rate (Excluding Applicable Margin):
Average interest rate on variable term debt	0.31%	0.49%	0.28%	0.60%
LIBOR - 1 month, at beginning of period	0.35%	0.19%	0.23%	0.26%
LIBOR - 1 month, at end of period	0.26%	0.24%	0.26%	0.24%
LIBOR - 3 months, at beginning of period	0.53%	0.25%	0.25%	0.30%
LIBOR - 3 months, at end of period	0.29%	0.37%	0.29%	0.37%

Interest expense increased $1.7 million and $3.7 million for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, respectively, due to the increase in long-term debt and the revolving credit facility, along with higher interest rates during the period. The Corporation’s interest rate on its borrowings increased from LIBOR plus 1.0% at September 30, 2010 to LIBOR plus 2.75% at September 30, 2011 due to the Corporation’s refinancing activities in the second quarter of 2011, which paid off the 2007 credit agreement and replaced it with the new Citibank Credit Agreement. Long-term debt was $240.0 million and $261.0 million as of September 30, 2010 and September 30, 2011, respectively.

Tax Provision (Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Tax provision	$3.2	$3.3	$9.8	$9.1

Total provision as a percentage of income	40.5%	40.9%	40.4%	37.0%

The decrease in our provision for income taxes as a percentage of taxable income for the nine months ended September 30, 2011, compared to the comparable 2010 period, was primarily the result of the release of certain income tax reserves upon completion of an IRS audit for the calendar years 2007 and 2008.

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

Cash Flows – The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net cash provided by operating activities	$23.5	$12.0	$68.8	$12.3
Net cash used in investing activities	(7.2)	(3.1)	(12.4)	(17.8)
Net cash (used in) provided by financing activities	(10.8)	(13.2)	(10.9)	5.0

Net change in cash and cash equivalents	5.5	(4.3)	45.5	(0.5)
Cash and cash equivalents at beginning of period	91.2	14.6	51.2	10.8

Cash and cash equivalents at end of period	$96.7	$10.3	$96.7	$10.3

Operating Activities – Cash provided by operating activities aggregated $12.0 million and $12.3 million for the three months and nine months ended September 30, 2011, respectively. The decrease in cash provided by operating activities compared to prior periods is a result of the increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices and the timing of receipts of rebates. The change in purchasing provides the Corporation with the opportunity to maximize its gross margin on certain branded and generic pharmaceuticals and ensure the full potential of the Corporation’s rebate program. Also, there was one additional Friday in the three and nine months ended September 30, 2011 compared to September 30, 2010 which resulted in an additional payment to AmerisourceBergen of $29.6 million.

Investing Activities – Cash used in investing activities aggregated $3.1 million and $17.8 million for the three months and nine months ended September 30, 2011, respectively. The increase in investing activities compared to prior periods is due primarily to the acquisition of a pharmacy in Greenville, South Carolina for $8.5 million. In addition, investing activities increased due to capital expenditures as a result of the Chem Rx and other pharmacy acquisitions.

Financing Activities – Cash used in financing activities aggregated $13.2 million for the three months ended September 30, 2011. Cash provided by financing activities aggregated $5.0 million for the nine months ended September 30, 2011. The increase in cash used in financing activities for the three months ended September 30, 2011 compared to September 30, 2010 is due to payments made on the revolving credit facility. The change in cash flow from financing activities for the nine months ended September 30, 2011 compared to the prior period is primarily due to additional borrowings and financing costs associated with the Credit Agreement entered into on May 2, 2011 for $450.0 million and revolver borrowings to fund the aforementioned inventory purchases and acquisition.

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

The Corporation had a total of $250.0 million outstanding of term debt under the Credit Agreement and $11.0 million outstanding under the revolving portion of the Credit Agreement as of September 30, 2011. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of September 30, 2011 was $3.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $185.5 million as of September 30, 2011.

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, May 2, 2011, through December 31, 2012; cannot exceed 3.75:1.00 from January 1, 2013 through December 31, 2013; and cannot exceed 3.50:1.00 from January 1, 2014 and thereafter. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance proceeds) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
September 30, 2011	11.25	2.59	**	%

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2011, the Corporation had $9.4 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

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

Information Technology Services Agreement

On July 31, 2007, the Corporation entered into an Information Technology Services Agreement with KHOI, a wholly owned subsidiary of Kindred. Pursuant to this IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI includes business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management and systems and payroll. The Corporation internally supports all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $2.7 million and $2.6 million in fees for the three months ended September 30, 2010 and 2011, respectively, under the IT Services Agreement. The Corporation has incurred $8.4 million and $8.1 million in fees for the nine months ended September 30, 2010 and 2011, respectively, under the IT Services Agreement.

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

The Corporation did not repurchase shares under this program during the three and nine months ended September 30, 2011. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 8,122 shares of certain vested awards for an aggregate price of approximately $0.1 million, during the nine months ended September 30, 2011. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2011, the Corporation had a total of 1,344,939 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2010 and for the first, second, and third quarters of 2011 (in millions, except where indicated):

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net revenues:
Institutional pharmacy revenues	$448.3	$435.9	$427.7	$477.5	$519.6	$516.0	$503.0
Hospital management revenues	13.9	14.6	15.4	14.0	15.5	15.7	15.7

Total revenues	462.2	450.5	443.1	491.5	535.1	531.7	518.7

Cost of goods sold:
Institutional pharmacy	386.8	380.1	372.8	416.9	455.9	441.6	429.6
Hospital management	12.1	12.8	13.5	12.0	13.5	13.7	13.8

Total cost of goods sold	398.9	392.9	386.3	428.9	469.4	455.3	443.4

Gross profit:
Institutional pharmacy	61.5	55.8	54.9	60.6	63.7	74.4	73.4
Hospital management	1.8	1.8	1.9	2.0	2.0	2.0	1.9

Total gross profit	63.3	57.6	56.8	62.6	65.7	76.4	75.3
Selling, general and administrative	44.8	43.0	43.3	49.5	51.6	55.1	54.7
Amortization expense	2.3	2.4	2.2	2.4	2.7	2.7	3.0
Impairment of intangible assets	-	-	-	-	-	-	5.1
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7	5.1	1.8

Operating income	15.0	3.0	8.9	8.9	6.7	13.5	10.7
Interest expense, net	0.9	0.8	0.9	1.0	1.1	2.6	2.6

Income before income taxes	14.1	2.2	8.0	7.9	5.6	10.9	8.1
Provision for income taxes	5.7	0.9	3.2	3.2	2.3	3.5	3.3

Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4	$4.8

Earnings per common share (1):
Basic	$0.28	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16
Diluted	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16

Adjusted earnings per diluted share (1)(2):	$0.29	$0.22	$0.21	$0.20	$0.21	$0.32	$0.31

Shares used in computing earnings per common share:
Basic	30.4	30.4	30.0	29.2	29.3	29.3	29.4
Diluted	30.6	30.6	30.1	29.3	29.4	29.4	29.5

Balance sheet data:
Cash and cash equivalents	$73.5	$91.2	$96.7	$10.8	$12.3	$14.6	$10.3
Working capital (3)	$331.3	$344.6	$341.9	$281.2	$295.5	$334.6	$336.7
Goodwill (3)	$140.6	$140.4	$140.4	$179.1	$193.9	$186.8	$183.4
Intangible assets, net	$88.8	$86.6	$84.8	$102.2	$100.3	$100.8	$93.1
Total assets (3)	$720.3	$731.2	$721.5	$759.7	$784.7	$823.4	$787.6
Long-term debt	$240.0	$240.0	$240.0	$245.6	$244.3	$274.0	$257.9
Total stockholders’ equity	$380.2	$383.4	$378.2	$384.4	$389.2	$398.3	$404.5

Supplemental information:
Adjusted EBITDA(2)	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3	$25.4
Adjusted EBITDA Margin (2)	5.0%	4.3%	4.1%	3.6%	3.6%	4.9%	4.9%
Adjusted EBITDA per prescription dispensed	$2.39	$2.07	$2.04	$1.80	$1.78	$2.48	$2.45
Net cash provided by (used in) operating activities	$24.7	$20.6	$23.5	$29.4	$5.4	$(5.1)	$12.0
Net cash used in investing activities	$(2.3)	$(2.9)	$(7.2)	$(120.8)	$(2.4)	$(12.3)	$(3.1)
Net cash provided by (used in) financing activities	$(0.1)	$-	$(10.8)	$5.5	$(1.5)	$19.7	$(13.2)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,664	9,316	8,949	9,897	10,769	10,607	10,357
Revenue per prescription dispensed	$46.39	$46.79	$47.79	$48.25	$48.25	$48.65	$48.57
Gross profit per prescription dispensed	$6.36	$5.99	$6.13	$6.12	$5.92	$7.01	$7.09
Gross profit percentage	13.7%	12.8%	12.8%	12.7%	12.3%	14.4%	14.6%
Generic drug dispensing rate	74.5%	75.7%	75.9%	75.8%	77.1%	77.9%	78.3%

Customer licensed beds under contract
Beginning of period	313,867	307,508	298,584	289,748	362,901	357,669	353,024
Additions - PharMerica Corporation	4,111	2,586	4,867	22,612	4,481	6,160	3,229
Additions - Chem Rx	-	-	-	61,773	998	392	905
Losses - PharMerica Corporation	(10,470)	(11,510)	(13,703)	(11,232)	(7,173)	(9,553)	(13,561)
Losses - Chem Rx	-	-	-	-	(3,538)	(1,644)	(1,498)

End of period	307,508	298,584	289,748	362,901	357,669	353,024	342,099

Hospital management contracts serviced	86	89	89	90	90	90	90

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4	$4.8
Add:
Interest expense, net	0.9	0.8	0.9	1.0	1.1	2.6	2.6
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7	5.1	1.8
Provision for income taxes	5.7	0.9	3.2	3.2	2.3	3.5	3.3
Impairment of intangible assets	-	-	-	-	-	-	5.1
Depreciation and amortization expense	6.9	7.1	7.0	7.1	7.8	7.7	7.8

Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3	$25.4

Adjusted EBITDA Margin	5.0%	4.3%	4.1%	3.6%	3.6%	4.9%	4.9%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3	$25.4
Interest expense, net	(0.9)	(0.8)	(0.9)	(1.0)	(1.1)	(2.6)	(2.6)
Provision for income taxes	(5.7)	(0.9)	(3.2)	(3.2)	(2.3)	(3.5)	(3.3)
Integration, merger and acquisition related costs and other charges	(1.1)	(8.8)	(2.3)	(1.8)	(4.4)	(4.7)	(1.3)
Provision for bad debt	3.8	4.6	4.5	5.6	5.4	5.8	6.4
Stock-based compensation	0.8	1.7	0.8	1.5	1.4	1.8	1.3
Amortization of deferred financing fees	0.2	0.1	0.1	0.2	0.2	0.3	0.2
Deferred income taxes	4.8	0.9	3.4	3.2	2.3	4.6	2.9
Loss on disposition of equipment	-	0.1	0.1	0.1	0.1	0.1	0.1
Other	0.1	(0.1)	-	-	-	-	(0.2)
Changes in assets and liabilities	(0.4)	4.5	2.7	7.0	(15.4)	(33.2)	(16.9)

Net Cash Flows provided by (used in) Operating Activities	$24.7	$20.6	$23.5	$29.4	$5.4	$ (5.1)	$12.0

The Corporation calculates and uses earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges, impairment of intangible assets, and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Earnings per diluted share, exclusive of the impact of integration, merger and acquisition related costs and other charges, impairment of intangible assets, and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The impact of integration, merger and acquisition related costs and other charges, impairment of intangible assets, and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted share for the periods presented.

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Earnings per diluted share	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	-	-	-	-	-	-	0.11
Integration, merger and acquisition related costs and other charges	0.02	0.18	0.05	0.04	0.09	0.12	0.04
Tax accounting matters	-	-	-	-	0.01	(0.05)	-

Adjusted diluted earnings per share impact of above items	$0.29	$0.22	$0.21	$0.20	$0.21	$0.32	$0.31

Following Represent the Third Quarter 2011 Results compared to the Second Quarter 2011

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions):

	Quarter Ended
	June 30, 2011		Increase (Decrease)		September, 30 2011
	Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$516.0	97.0%	$(13.0)	(2.5)%	$503.0	97.0%
Hospital Management	15.7	3.0	-	-	15.7	3.0

Total net revenues	531.7	100.0	(13.0)	(2.4)	518.7	100.0

Cost of goods sold:
Institutional Pharmacy	441.6	83.0	(12.0)	(2.7)	429.6	82.8
Hospital Management	13.7	2.6	0.1	0.7	13.8	2.7

Total cost of goods sold	455.3	85.6	(11.9)	(2.6)	443.4	85.5

Gross profit:
Institutional Pharmacy	74.4	14.0	(1.0)	(1.3)	73.4	14.2
Hospital Management	2.0	0.4	(0.1)	(5.0)	1.9	0.3

Total gross profit	$76.4	14.4%	$(1.1)	(1.4)%	$75.3	14.5%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,607		(250)	(2.4)%	10,357
Revenue per prescription dispensed	$48.65		$(0.08)	(0.2)%	$48.57
Gross profit per prescription dispensed	$7.01		$0.08	1.1%	$7.09
Institutional pharmacy gross margin	14.4%		0.2	1.4%	14.6%
Generic dispensing rate	77.9%		0.4	0.5%	78.3%
Customer licensed beds under contract
Beginning of period	357,669		(4,645)	(1.3)%	353,024
Additions - PharMerica Corporation	6,160		(2,931)	(47.6)	3,229
Additions - Chem Rx	392		513	130.9	905
Losses - PharMerica Corporation	(9,553)		(4,008)	42.0	(13,561)
Losses - Chem Rx	(1,644)		146	(8.9)	(1,498)

End of period	353,024		(10,925)	(3.1)%	342,099

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		-	-%	90

Revenues

Institutional pharmacy revenues decreased $13.0 million for the three months ended September 30, 2011 compared to the three months ended June 30, 2011 due primarily to a reduction in the number of prescriptions dispensed in the period. The decrease of $13.0 million resulted from an unfavorable volume variance of approximately $12.1 million or 250,000 fewer prescriptions dispensed, and an unfavorable rate variance of approximately $0.9 million or $0.08 decrease per prescription dispensed. The rate variance was comprised of approximately $4.2 million increase due to inflation on drugs dispensed between periods offset by $5.1 million due to the increase in the generic dispensing rate from 77.9% to 78.3% and pricing concessions. The unfavorable volume variance of approximately $12.1 million was due to a decrease in customer licensed beds under contract in the period.

Hospital management revenues remained unchanged for the three months ended September 30, 2011 compared to the three months ended June 30, 2011.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $12.0 million for the three months ended September 30, 2011 compared to the three months ended June 30, 2011 due primarily to a reduction in the number of prescriptions dispensed in the period. Overall total drug costs decreased as a percent of revenues 15 bps due primarily to higher margins on certain brand-name drugs which recently went generic. Other costs included in cost of goods sold decreased as a percentage of revenues 5 bps, of which the decrease primarily related to salaries and wages, along with delivery costs.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	June 30, 2011		Increase (Decrease)		September 30, 2011
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$76.4	14.4%	$(1.1)	(1.4)%	$75.3	14.5%
Selling, general and administrative expenses	55.1	10.4	(0.4)	(0.7)	54.7	10.5
Amortization expense	2.7	0.5	0.3	11.1	3.0	0.6
Impairment of intangible assets	-	-	5.1	100.0	5.1	1.0
Integration, merger related costs and other charges	5.1	1.0	(3.3)	(64.7)	1.8	0.3
Interest expense, net	2.6	0.4	-	-	2.6	0.5

Income before provision for income taxes	10.9	2.1	(2.8)	(25.7)	8.1	1.6
Provision for income taxes	3.5	0.7	(0.2)	(5.7)	3.3	0.6

Net income	$7.4	1.4%	$(2.6)	(35.1)%	$4.8	1.0%

Institutional pharmacy gross profit for the three months ended September 30, 2011 was $73.4 million or $7.09 per prescription dispensed compared to $74.4 million or $7.01 per prescription dispensed for the three months ended June 30, 2011. The decrease in overall gross profit was due primarily to a reduction in the number of prescriptions dispensed in the period and the implementation of changes in branded pharmaceutical purchasing practices. Institutional pharmacy gross profit margin for the three months ended September 30, 2011 was 14.6% compared to 14.4% for the three months ended June 30, 2011.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	June 30, 2011		Increase (Decrease)		September 30, 2011
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$28.9	5.4%	$(0.2)	(0.7)%	$28.7	5.5%
Contracted services	3.9	0.7	(0.1)	(2.6)	3.8	0.7
Provision for doubtful accounts	5.8	1.1	0.6	10.3	6.4	1.2
Supplies	1.8	0.4	(0.4)	(22.2)	1.4	0.3
Travel expenses	1.3	0.2	(0.1)	(7.7)	1.2	0.2
Professional fees	2.8	0.5	1.0	35.7	3.8	0.7
Stock-based compensation	1.8	0.3	(0.5)	(27.8)	1.3	0.3
Depreciation	2.3	0.4	-	-	2.3	0.4
Rent	1.0	0.2	0.2	20.0	1.2	0.2
Maintenance	0.8	0.3	(0.2)	(25.0)	0.6	0.1
Other costs	4.7	0.9	(0.7)	(14.9)	4.0	0.9

Total selling general and administrative expenses	$55.1	10.4%	$(0.4)	(0.7)%	$54.7	10.5%

Selling, general and administrative expenses decreased $0.4 million for the three months ended September 30, 2011, compared to the three months ended June 30, 2011. The decrease of $0.4 million is primarily due to lower labor costs of $0.2 million and stock based compensation of $0.5 million, offset by an increase in bad debt expense of $0.6 million primarily as a result of the Chem Rx and other pharmacy acquisitions. All other costs included in selling, general and administrative expenses decreased approximately $0.3 million.

Depreciation and Amortization (Dollars in millions)

Depreciation expense for the periods presented is as follows:

	Quarter Ended
	June 30, 2011		September 30, 2011
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.3	0.8	4.3	0.8
Leased equipment	0.2	NM	0.1	NM

Total depreciation expense	$5.0	0.9%	$4.8	0.9%

Depreciation expense recorded in cost of goods sold	$2.7	0.5%	$2.5	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.4	2.3	0.4

Total depreciation expense	$5.0	0.9%	$4.8	0.9%

Total capital expenditures	$3.8	0.7%	$3.2	0.6%

Amortization expense related to certain identifiable intangibles for the periods presented is as follows:

	Quarter Ended
	June 30, 2011		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.4	0.1	0.5	0.1
Customer relationships	1.9	0.3	2.1	0.4

Total amortization expense	$2.7	0.5%	$3.0	0.6%

Amortization expense increased $0.3 million for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011 primarily as the result of non-compete and customer relationship amortization associated with pharmacy acquisitions.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions)

	Quarter Ended
	June 30,	September 30,
	2011	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$-	$(2.0)
Tender offer costs	-	1.1
Professional and advisory fees	0.3	0.2
General and administrative	-	-
Employee costs	0.2	-
Severance costs	0.2	-
Facility costs	-	0.3
Other costs	(0.1)	0.1

	0.6	(0.3)

Acquisition related costs:
Professional and advisory fees	1.9	0.9
General and administrative	0.3	0.1
Employee costs	0.9	0.5
Severance costs	1.0	0.2
Facility costs	0.4	0.3
Other costs	-	0.1

	4.5	2.1

Total integration, merger and acquisition related costs and other charges	$5.1	$1.8

Negative effect on earnings per diluted share	$(0.12)	$(0.04)

The Corporation incurred integration, merger and acquisition related costs and other charges during the three months ended September 30, 2011, related to costs to convert data, integrate systems and its acquisitions. Integration costs and other charges decreased $2.0 million from the three months ended June 30, 2011 compared to the three months ended September 30, 2011. During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to the July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in 2010.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months and nine month ended September 30, 2011, $1.1 million of tender offer costs were incurred. The Corporation anticipates that additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

Acquisition related costs decreased $2.4 million for the three months ended September 30, 2011 compared to the three months ended June 30, 2011 due primarily to the decreased payout in severance costs and the completion of the integration associated with Chem Rx and other pharmacy acquisitions.

Interest Expense (Dollars in millions)

	Quarter Ended
	June 30, 2011	September 30, 2011
Interest expense, net:
Term Debt	$1.4	$1.8
Revolving credit facility	0.9	0.6

Subtotal (including commitment fees and letters of credit fees)	2.3	2.4
Other:
Interest expense (income)	-	-
Amortization of deferred financing fees	0.3	0.2

Total interest expense, net	$2.6	$2.6

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.82%	0.49%
LIBOR - 1month, at beginning of period	0.24%	0.19%
LIBOR - 1month, at end of period	0.19%	0.24%
LIBOR - 3 months, at beginning of period	0.30%	0.25%
LIBOR - 3 months, at end of period	0.25%	0.37%

Interest expense remained unchanged for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011.

Tax Provision (Dollars in millions)

	Quarter Ended
	June 30, 2011	September 30, 2011
Tax provision	$3.5	$3.3

Total provision as a percentage of pre-tax income	31.5%	40.9%

The provision for income taxes decreased for the three months ended September 30, 2011 compared to the three months ended June 30, 2011. The increase in our provision for income taxes as a percentage of taxable income for the three months ended September 30, 2011, compared to the three months ended June 30, 2011, was primarily the result of the release of certain income tax reserves in the second quarter 2011, which lowered the second quarter effective rate, upon completion of an IRS audit for the calendar years 2007 and 2008.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended June 30, 2011 and September 30, 2011 (dollars in millions):

	Quarter Ended
	June 30, 2011	September 30, 2011
Cash flows provided by (used in) operating activities:
Net income	$7.4	$4.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.0	4.8
Amortization	2.7	3.0
Impairment charge	-	5.1
Integration, merger and acquisition related costs and other charges	0.4	0.5
Stock-based compensation	1.8	1.3
Amortization of deferred financing fees	0.3	0.2
Deferred income taxes	4.6	2.9
Loss on disposition of equipment	0.1	0.1
Other	-	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	1.1	6.1
Inventory	(24.9)	10.8
Prepaids and other assets	(2.6)	1.9
Accounts payable	(3.4)	(28.3)
Salaries, wages and other compensation	3.2	(0.9)
Other accrued and long-term liabilities	(0.8)	(0.1)

Net cash (used in) provided by operating activities	(5.1)	12.0

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.8)	(3.2)
Acquisitions, net of cash acquired	(8.5)	-
Proceeds from sale of assets	-	0.1

Net cash used in investing activities	(12.3)	(3.1)

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	(240.0)	-
Proceeds from long-term debt	250.0	-
Repayment of long-term revolving credit facility	(346.6)	(312.1)
Proceeds from long-term revolving credit facility	366.3	299.1
Payments of debt issuance costs	(9.8)	-
Repayments of capital lease obligations	(0.2)	(0.3)
Issuance of common stock	0.1	0.1
Treasury stock at cost	(0.1)	-

Net cash provided by (used in) financing activities	19.7	(13.2)

Change in cash and cash equivalents	2.3	(4.3)
Cash and cash equivalents at beginning of period	12.3	14.6

Cash and cash equivalents at end of period	$14.6	$10.3

Supplemental information:
Cash paid for interest	$1.5	$2.6

Cash paid (refund) for taxes	$0.3	$(0.2)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Corporation’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 7, 2011, Omnicare, Inc. (“Omnicare”) filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Corporation’s Board of Directors, styled Omnicare, Inc. v. PharMerica Corporation, et al., Civil Action No. 6841-CS. In the action, Omnicare alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer. Omnicare seeks declaratory and injunctive relief, including an order requiring the Board of Directors to render the Rights Agreement, dated August 25, 2011 (the “Rights Agreement”), between the Corporation and Mellon Investor Services LLC, as Rights Agent, and Section 203 of the Delaware General Corporation Law (“DGCL”) inapplicable to Omnicare’s tender offer and proposed merger. The Corporation and its directors believe that the claims made by Omnicare are without merit and intend to defend them vigorously.

On September 9, 2011, the Louisiana Municipal Police Employees’ Retirement System (“LMPERS”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Louisiana Municipal Police Employees’ Retirement System v. Frank Collins, et al., Civil Action No. 6851-CS. In the action, LMPERS alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. LMPERS seeks declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining application of the Rights Agreement and Section 203 of the DGCL to the tender offer and proposed merger. The Corporation and its directors believe that the claims made by LMPERS are without merit and intend to defend them vigorously.

On September 22, 2011, Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust (“Drummond”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust v. PharMerica Corp., et al., Civil Action No. 6882. In the action, Drummond alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. Drummond seeks declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining the directors and the Corporation from “excluding strategic bidders, including Omnicare, imposing unreasonable preconditions on such strategic bidders, refusing to provide due diligence to strategic bidders, and conducting a limited sale process not designed to produce the best transaction for PharMerica’s stockholders.” The Corporation and its directors believe that the claims made by Drummond are without merit and intend to defend them vigorously.

On September 29, 2011, the Plumbers & Pipefitters Local Union No. 630 Pension-Annuity Trust Fund (“PPLU”) filed a lawsuit in the Circuit Court of the Commonwealth of Kentucky, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Plumbers & Pipefitters Local Union No. 630 Pension-Annuity Trust Fund vs. PharMerica Corporation, et al. In the action, PPLU alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement, failing to respond appropriately to the tender offer and failing to disclose all material information in the Schedule 14D-9. PPLU seeks declaratory and injunctive relief, including certifying the case as a class action, enjoining the directors and the Corporation from maintaining the Rights Agreement, requiring the Board of Directors to disclose all material information and declaring that the Board of Directors violated its fiduciary duties. On October 13, 2011, PPLU filed a Notice of Voluntary Dismissal to voluntarily dismiss this lawsuit.

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Corporation intends to promptly respond to the Second Request. The Second Request extends the waiting period under the HSR Act for 10 calendar days after the date Omnicare certifies substantial compliance with the Second Request.

Item 1A.	Risk Factors

The Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. We encourage you to read these risk factors in their entirety.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our certificate of incorporation and bylaws, among other things:

•	prohibit stockholder action except at an annual or special meeting. Specifically, this means our stockholders are unable to act by written consent;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders. Advance notice of such proposals or nominations is required;

•	regulate how special meetings of stockholders may be called. Our stockholders do not have the right to call special meetings;

•

authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. Under this authority, our Board of Directors adopted the Rights Agreement which could ensure continuity of management by rendering it more difficult for a potential acquirer to obtain control of us; and

•

require an affirmative vote of the holders of three-quarters or more of the combined voting power of our common stock entitled to vote in the election of our directors in order for the stockholders to amend our bylaws.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control that some shareholders may view as favorable. Section 203 provides that unless board and/or shareholder approval is obtained pursuant to the requirements of the statute, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

On August 25, 2011, the Board of Directors adopted the Rights Agreement, providing for the distribution of one right for each share of common stock outstanding. Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Preferred Stock, par value $0.01 per share, of the Corporation at a price of $45.00 per one one-thousandth (1/1000th) of a share, subject to adjustment. The Rights generally become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Corporation’s common stock has been acquired or an intent to acquire has become apparent. The Rights will expire on the earlier of August 25, 2021 or redemption or exchange by the Corporation. However, the Rights will expire immediately at the final adjournment of the Corporation’s 2012 annual meeting of stockholders if stockholder approval of the Rights Agreement has not been received prior to that time. Certain terms of the rights are subject to adjustment to prevent dilution. Further description and terms of the rights are set forth in the Rights Agreement dated August 25, 2011 between the Corporation and Mellon Investors Services LLC, as Rights Agent.

On August 25, 2011, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend was paid on September 6, 2011 to the stockholders of record on September 6, 2011.

Risk Factors Relating to Unsolicited Tender Offer

The unsolicited takeover attempt by Omnicare, Inc. (“Omnicare”) will likely require us to incur significant additional costs.

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration and consultation with our financial and legal advisors, our Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of our stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of our common stock at $15.00 per share, net to seller in cash without interest thereon and less any required withholding tax. On September 18, 2011, the Board again met with its financial and legal advisors, and after careful consideration, our Board of Directors again unanimously recommended that our stockholders reject the offer and not tender their shares of our common stock because it believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value.

On October 26, 2011, the Corporation and Omnicare and their respective outside legal advisors entered into a Confidentiality and Joint Defense Agreement (the “Confidentiality and Joint Defense Agreement”) which provides, among other things, for the parties to exchange on a confidential and privileged basis information in order to facilitate their respective assessment of the antitrust risk associated with a potential combination of the two companies. Although the Corporation’s Board of Directors continues to believe that Omnicare’s $15.00 per share offer undervalues the Corporation, the Corporation is engaging in this analytical process in order to further its understanding of Omnicare’s assessment of the antitrust risk related to a combination. The Confidentiality and Joint Defense Agreement does not obligate the Corporation to enter a transaction with Omnicare and there can be no assurance that this review will lead to a definitive merger agreement or any transaction between the two companies.

During the quarter ended September 30, 2011, the Corporation incurred $1.1 million in legal and advisory fees related to the evaluation of Omnicare’s unsolicited tender offer and related actions. Responding to Omnicare’s unsolicited tender offer and related actions is expected to result in the incurrence of additional expenses in the fourth quarter of 2011, which may be material to the Corporation’s financial position and results of operations.

Litigation relating to Omnicare’s unsolicited tender offer may adversely impact our business.

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Board of Directors, alleging that the members of the Board of Directors breached their fiduciary duties by refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer.

On September 9, 2011, the Louisiana Municipal Police Employee’s Retirement System (“LMPERS”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation stockholders against the Corporation and the members of the Board of Directors, alleging the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by adopting the Rights Agreement and failing to respond appropriately to the tender offer. LMPERS is seeking declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining application of the Rights Agreement.

On September 22, 2011, Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust (“Drummond”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Board of Directors, alleging that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by adopting the Rights Agreement and failing to respond appropriately to the tender offer. Drummond seeks declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining the directors and the Corporation from excluding strategic bidders, including Omnicare, imposing unreasonable preconditions on such strategic bidders, refusing to provide due diligence to strategic bidders, and conducting a limited sale process not designed to produce the best transaction for PharMerica’s stockholders.

Other lawsuits may continue to be filed against us and our directors with similar or additional allegations. Such claims and any resultant litigation could subject us and our directors to liability, could be time consuming and expensive to defend, and could result in the diversion of the time and attention of our management and employees, any of which could have a material adverse impact on our business. See “Legal Proceedings” in Item 1 of Part II of this Quarterly Report for additional information regarding certain litigation relating to Omnicare’s tender offer.

Omnicare’s unsolicited tender offer is disruptive to our business.

The review and consideration of Omnicare’s unsolicited tender offer and related actions by Omnicare and other stockholders, have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by the Corporation. Omnicare’s tender offer and related actions have also created uncertainty for the Corporation’s employees, and this uncertainty may adversely affect our ability to retain key employees and hire new talent. Further, Omnicare’s tender offer and related actions may create uncertainty for the Corporation’s current and potential business partners. This uncertainty may cause our current and potential business partners to change or terminate their business relationship with us.

Uncertainty and speculation regarding Omnicare’s tender offer and related actions may cause increased volatility and wide price fluctuations in our stock price. In addition, if a transaction does not occur, or the market perceives that a transaction is unlikely to occur, our stock price may decline.

Omnicare’s tender offer and related actions have created and may continue to create uncertainty for the Corporation’s current and potential customers. This uncertainty may cause our current customers to change or terminate their business relationship with us and our potential customers not to commence a business relationship with us.

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer (the “Second Request”). Responding to the FTC’s Second Request has required, and may continue to require, the expenditure of significant time and resources by the Corporation.

The impact of Omnicare’s tender offer due to those and other factors may undermine our business and have a material adverse affect on our results of operations.

Omnicare may undertake a proxy solicitation to elect its own slate of nominees for the Board of Directors at the Corporation’s 2012 annual meeting of stockholders.

Omnicare has publicly stated that it may nominate and solicit proxies for the election of a slate of director nominees at the 2012 annual meeting of the Corporation’s stockholders. If the Omnicare nominees are elected to our Board of Directors, the ability of management to work effectively and efficiently with our Board of Directors with respect to the day to day operations and development of the Corporation may be restricted, and as a result, the Corporation’s business may be adversely impacted.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Series A Junior Participating Preferred Stock Certificate of Designation. (1)

4.1	Rights Agreement, dated as of August 25, 2011, between PharMerica Corporation and Mellon Investor Services LLC as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of PharMerica Corporation as Exhibit C. (1)

10.45	Form of Indemnification Agreement. (2)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Pharmerica Corporation Quarterly Report on form 10-Q for the three months and nine months ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.
(2)	Filed with the Corporation’s Schedule 14D-9 filed with the Securities Exchange Commission on September 20, 2011, and incorporated herein by reference.
(3)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: November 3, 2011	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: November 3, 2011	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: November 3, 2011	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Pharmerica Corporation Quarterly Report on form 10-Q for the three months and nine months ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and section 18 of the Securities Exchange Act of 1934.