Form 10-K
period 2011-12-31
PharMerica CORP
filed 2012-02-09
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2011 was $                .

Class of Common Stock	Outstanding at January 27, 2012
Common stock, $0.01 par value	29,443,872 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

PHARMERICA CORPORATION

FORM 10-K

Part I

Item 1. Business

Overview

PharMerica Corporation (“the Corporation”) was formed on October 23, 2006, by Kindred Healthcare, Inc. (“Kindred” or “Former Parent”) and AmerisourceBergen Corporation (“AmerisourceBergen”) for the purpose of consummating the transactions contemplated by the Master Transaction Agreement dated October 25, 2006, as amended (the “Master Agreement”). Pursuant to the Master Agreement, Kindred and AmerisourceBergen, through a series of transactions (collectively, the “Pharmacy Transaction”), spun-off and combined their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, stand-alone, publicly traded company. The Pharmacy Transaction was consummated on July 31, 2007 (the “Closing Date”).

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration with our financial and legal advisors, our Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of our stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of our common stock at $15.00 per share. On September 18, 2011, the Board again met with its financial and legal advisors, and after careful consideration our Board of Directors again unanimously recommended that our stockholders reject the offer and not tender their shares of our common stock because it believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value. On September 20, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of our Board of Directors in response to Omnicare’s tender offer and the reasons it rejected the offer. Please refer to Part I, Item 3 “Legal Proceedings” and Note 6 to our consolidated financial statements included elsewhere in this report for a discussion of certain litigation commenced in respect of Omnicare’s tender offer and related actions. On October 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, December 2, 2011, unless further extended. On December 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, January 20, 2012, unless further extended. On January 19, 2012, Omnicare extended the expiration date of its tender offer until 5:00p.m., New York City time, on Friday, January 27, 2012, unless further extended. On January 27, 2012, Omnicare extended the expiration of its tender offer until 5:00 p.m., New York City time, on Friday, February 17, 2012, unless further extended.

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

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer. On September 22, 2011, Omnicare also received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Second Request extended the waiting period under the HSR Act for 10 calendar days after the date Omnicare certified substantial compliance with the Second Request issued to Omnicare. On September 30, 2011, the FTC also issued a subpoena and civil investigative demand to the Corporation covering the same subject matter as the Second Request. The Corporation has produced a considerable amount of material in response to the FTC requests.

On November 18, 2011 Omnicare certified to the FTC that it had substantially complied with the Second Request. On November 18, 2011, Omnicare also executed a timing agreement with the FTC pursuant to which Omnicare agreed (i) to provide 14 days notice to the FTC prior to consummating its proposed acquisition and (ii) not to consummate its proposed acquisition prior to December 19, 2011 without the consent of the FTC. On December 2, 2011, Omnicare agreed with the FTC to extend the date prior to which Omnicare will not consummate its proposed acquisition to January 19, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 10, 2012, Omnicare agreed with the FTC that it will not consummate its proposed acquisition prior to January 26, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 27, 2012, the FTC issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. The case is scheduled to be heard before an administrative law judge at the FTC in June 2012.

The financial and outside legal advisors to the Corporation and Omnicare have met from time-to-time in an effort to agree upon an acceptable information sharing process relating to antitrust issues. On October 26, 2011, the Corporation and Omnicare and their respective outside legal advisors entered into a Confidentiality and Joint Defense Agreement (the “Confidentiality and Joint Defense Agreement”), which provides, among other things, for the parties to exchange on a confidential and privileged basis information in order to facilitate their respective assessment of the antitrust risk associated with a potential combination of the two companies. Although the Corporation’s Board of Directors continues to believe that Omnicare’s $15.00 per share offer undervalues the Corporation, the Corporation is engaging in this analytical process in order to further its understanding of Omnicare’s assessment of the antitrust risk related to a business combination. The Confidentiality and Joint Defense Agreement does not obligate the Corporation to enter a transaction with Omnicare and there can be no assurance that this review will lead to a definitive merger agreement or any transaction between the two companies.

In connection with these matters, for the year ended December 31, 2011, we expensed $2.8 million of legal and advisory fees, which are included in integration, merger and acquisition related costs and other charges in the consolidated financial statements. We expect to incur significant additional costs in the future in connection with Omnicare’s unsolicited tender offer.

Institutional Pharmacy Business

The Corporation is the second largest institutional pharmacy services company in the United States based on revenues. We service healthcare facilities and also provide management pharmacy services to hospitals. The Corporation operates 95 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 91 hospitals in the United States.

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage, and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery, and/or consultation with the facility’s staff or the resident’s attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

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

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of

Participation for Long Term Care Facilities.” In the proposed rule, CMS outlined its concerns, and requested comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. Specifically, CMS explained its perception that the provision of consulting services by pharmacy providers that supply medication to the facility leads to lack of independence of consultant pharmacists. CMS proposed requiring the independence of consultant pharmacists from LTC pharmacies. The Corporation believes that the proposed rule, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the proposed changes in consultant pharmacist services.

We provide consultant pharmacist services that help our customers comply with the federal and state regulations applicable to nursing homes. Currently, we provide consultant services to approximately 73.4% of our patients serviced. The services offered by our consultant pharmacists include:

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services segment is comprised of a few customers, of which, our largest service is to the majority of the Kindred hospitals.

Additional business segment information is set forth in Part II, Item 8 “Financial Statements” and Note 12—“Business Segment Data” to the Consolidated Financial Statements of this annual report on Form 10-K.

Our Business Focus

Drive Scale Economies. We will focus on consistently providing quality pharmaceutical services to our customers at competitive prices and delivery of prescriptions in a timely and effective manner. Our business seeks to implement innovative and cost-effective solutions to improve the provision of medication to our customers and the residents and patients that they serve.

Focus on Organic Growth through New Sales and Client Retention. We aim to grow our business through expansion in our existing markets and by servicing new customers. We intend to grow organically. We believe our industry has underlying market growth potential attributable to both an increase in drug utilization as well as the general aging population of the United States.

Acquire Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 44 states. We believe that there are growth opportunities in several other markets. There are numerous businesses in our markets, mostly small or regional companies, that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire these companies. Since its formation, the Corporation has acquired seven institutional pharmacy businesses.

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

At December 31, 2011, we had contracts to provide pharmacy services to 339,498 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the year ended December 31, 2011, Kindred institutional pharmacy contracts represented approximately 10.7% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At December 31, 2011, the Corporation provided hospital pharmacy management services to Kindred and other customers at 91 locations. For the year ended December 31, 2011, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.0% of the Corporation’s total revenues.

Suppliers/Inventory

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (“Chem Rx”) (the “Amended Prime Vendor Agreement”). The Amended Prime Vendor Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. We believe the generic dispensing rate will continue to increase over time as the result of a large number of patent expirations in the near future.

The following table summarizes the generic drug dispensing rate:

2009	2010	2011
74.2%	75.5%	77.9%

The following table summarizes the material brand-to-generic conversions expected to occur in 2012 through 2016:

2012	2013	2014	2015	2016
Lexapro (1Q)	Oxycontin (2Q)	Celebrex (2Q)	Namenda (1Q)	Crestor (3Q)
Seroquel IR (1Q)	Advair Diskus (3Q)	Humalog (2Q)	Abilify (2Q)
Plavix (2Q)	Cymbalta (4Q)	Nexium (2Q)	Zyvox (2Q)
Provigil (2Q)		Renvela (3Q)	Aggrenox (3Q)
Actos (3Q)		Copaxone (4Q)	Lidoderm (4Q)
Detrol (3Q)
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

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer’s products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class and can be based on either purchasing volumes or actual prescriptions dispensed. Rebates for generic products are more likely to be based on achieving purchasing volume requirements. For the years ended December 31, 2009, 2010 and 2011, rebates recorded as a reduction in cost of goods sold were $34.1 million, $37.2 million, and $75.5 million, respectively. The Corporation had $3.0 million, $3.3 million, and $6.1 million of rebates allocated as a reduction in inventory as of December 31, 2009, 2010, and 2011, respectively.

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

Based upon our electronic records, we are able to provide reports to our customers and management on patient care and quality assurance. These reports help to improve efficiency in patient care, reduce drug waste, and improve patient outcomes. We expect to continue to invest in technologies that help critical information access and system availability.

On July 31, 2007, the Corporation entered into an Information Technology Services Agreement with Kindred Healthcare Operating, Inc. (“KHOI”), a wholly owned subsidiary of Kindred (the “IT Services Agreement”). Pursuant to the IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management systems and payroll. The Corporation supports internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the IT Services Agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $11.5 million, $11.1 million, and $10.8 million in fees to Kindred under the terms of the IT Services Agreement for the years ended December 31, 2009, 2010, and 2011, respectively.

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

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2009		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$852.6	46.3%	$859.2	46.5%	$998.5	48.0%
Institutional healthcare providers	545.6	29.6	556.2	30.1	615.6	29.6
Medicaid	165.8	9.0	169.5	9.2	217.4	10.4
Private and other	122.4	6.6	107.3	5.8	92.7	4.5
Insured	91.5	5.0	89.8	4.9	90.0	4.3
Medicare	6.8	0.4	7.4	0.4	4.4	0.2
Hospital management fees	56.5	3.1	57.9	3.1	62.5	3.0

Total	$1,841.2	100.0%	$1,847.3	100.0%	$2,081.1	100.0%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one large competitor in the institutional pharmacy industry, Omnicare.

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

Working Capital

For information about the Corporation’s practices relating to working capital items, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Employees

As of December 31, 2011, we had approximately 5,900 employees which included approximately 1,100 part-time employees. As a result of the acquisition of Chem Rx, the Corporation had approximately 500 employees that were covered by collective bargaining agreements as of December 31, 2011. As of December 31, 2011, we employed approximately 1,700 licensed pharmacists. We believe that our relationships with our employees are good.

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

In the ordinary course of business, we are regularly subject to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations for regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments and fines. Such sanctions could have a material adverse effect on our financial position, results of operation and liquidity.

We believe our contract arrangements with other healthcare providers and our pharmaceutical suppliers and our pharmacy practices are in substantial compliance with applicable federal and state laws. These laws may, however, be interpreted in the future in a manner inconsistent with our interpretation and application.

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

HIPAA

The federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

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

The American Recovery and Reinvestment Act of 2009, commonly known as the “Stimulus Package,” changed several aspects of HIPAA including, without limitation, the following: (i) applies HIPAA security provisions and penalties directly to business associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary issued an interim final rule on August 24, 2009 that requires notifications for certain breaches of PHI. A final rule was submitted by the Secretary in 2010, but later withdrawn. The interim final rule will remain in effect until a final rule is issued.

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation.” Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Part D coverage gap, which is otherwise known as the “Donut Hole,” (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products. The constitutionality of the 2010 Health Care Legislation has been challenged in several Federal courts. At this time, the courts have split on the constitutionality of the 2010 Health Care Legislation. The appeal of these decisions has been accepted by the United States Supreme Court, which is expected to consider the case in 2012. Pending a final decision on the constitutionality of the legislation and the promulgation of regulations there under, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

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

In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS continues to release this data monthly and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

On February 2, 2012, CMS issued proposed regulations further clarifying the AMP and FUL changes described above and indicated that the final rule would be issued sometime in 2013.

Until CMS provides final guidance and the industry adapts to this now public available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

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

Short Cycle Dispensing

Pursuant to the 2010 Health Care Legislation, Prescription Drug Plans (“PDPs”) will be required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. This short cycle dispensing provision will take effect on January 1, 2013. On April 15, 2011, CMS issued final regulations pursuant to the 2010 Health Care Legislation requiring, beginning January 1, 2013, pharmacies dispensing to long-term care facilities to dispense no more than 14-day supplies of brand-name medications covered by Part D except in limited circumstances (i.e. solid oral doses of antibiotics and solid oral doses dispensed in original containers as indicated by the FDA or otherwise customarily dispensed in their original packaging to assist patients with compliance). The final regulations also provided clarity around what pharmacy costs should be included in the determination of the dispensing fee.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, and oxygen equipment and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation did not participate in the bidding process. The Corporation will continue to evaluate whether it will participate in additional rounds of the bidding, which CMS has not yet scheduled. Medicare Part B is not material to the Corporation, representing less than 0.5% of revenues.

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

Risk Factors Relating to Unsolicited Tender Offer

The unsolicited takeover attempt by Omnicare will likely require us to incur significant additional costs.

On August 23, 2011, Omnicare made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration and consultation with our financial and legal advisors, our Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of our stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of our common stock at $15.00 per share, net to seller in cash without interest thereon and less any required withholding tax. On September 18, 2011, the Board again met with its financial and legal advisors, and after careful consideration, our Board of Directors again unanimously recommended that our stockholders reject the offer and not tender their shares of our common stock because it believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value.

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

During the year ended December 31, 2011, the Corporation incurred $2.8 million in legal and advisory fees related to the evaluation of Omnicare’s unsolicited tender offer and related actions. Responding to Omnicare’s unsolicited tender offer and related actions is expected to result in the incurrence of significant additional expenses in the future, which may be material to the Corporation’s financial position and results of operations.

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

On October 3, 2011, the Court of Chancery of the State of Delaware entered an order consolidating the LMPERS and Drummond actions under the caption In re PharMerica Corporation Shareholders Litigation, Consolidated Civil Action No. 6851-CS. Plaintiffs in the consolidated action designated the complaint filed in the Drummond action as operative.

Other lawsuits may continue to be filed against us and our directors with similar or additional allegations. Such claims and any resultant litigation could subject us and our directors to liability, could be time consuming and expensive to defend, and could result in the diversion of the time and attention of our management and employees, any of which could have a material adverse impact on our business. See “Legal Proceedings” in Item 3 of Part I of this Annual Report for additional information regarding certain litigation relating to Omnicare’s tender offer.

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

Uncertainty and speculation regarding Omnicare’s tender offer and related actions may cause increased volatility in our stock price. In addition, if a transaction does not occur, or the market perceives that a transaction is unlikely to occur, our stock price may decline.

Omnicare’s tender offer and related actions have created and may continue to create uncertainty for the Corporation’s current and potential customers. This uncertainty may cause our current customers to change or terminate their business relationship with us and our potential customers not to commence a business relationship with us.

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer. On September 22, 2011, Omnicare also received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Second Request extended the waiting period under the HSR Act for 10 calendar days after the date Omnicare certified substantial compliance with the Second Request issued to Omnicare. On September 30, 2011 the FTC also issued a subpoena and civil investigative demand to the Corporation covering the same subject matter as the Second Request. The Corporation has produced a considerable amount of material in response to the FTC requests. Responding to the FTC’s requests has required the expenditure of significant time and resources by the Corporation.

On November 18, 2011 Omnicare certified to the FTC that it had substantially complied with the Second Request. On November 18, 2011, Omnicare also executed a timing agreement with the FTC pursuant to which Omnicare agreed (i) to provide 14 days notice to the FTC prior to consummating its proposed acquisition and (ii) not to consummate its proposed acquisition prior to December 19, 2011 without the consent of the FTC. On December 2, 2011, Omnicare agreed with the FTC to extend the date prior to which Omnicare will not consummate its proposed acquisition to January 19, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 10, 2012, Omnicare agreed with the FTC that it will not consummate its proposed acquisition prior to January 26, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 27, 2012, the FTC issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. The case is scheduled to be heard before an administrative law judge at the FTC in June 2012.

The impact of Omnicare’s tender offer due to these and other factors may undermine our business and have a material adverse affect on our results of operations.

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

If our customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures resulting in the long-term care customers renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow. Also some of customers’ real estate is owned by Real Estate Investment Trusts limiting their ability to renegotiate rental costs furthering their desire to reduce other controllable costs, such as pharmacy costs.

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

If we lose relationships with one or more key pharmaceutical manufacturers or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected.

We maintain contractual relationships with numerous pharmaceutical manufacturers that may provide us with, among other things:

•	discounts for drugs we purchase to be dispensed from our institutional pharmacies;

•	rebates based upon distributions of drugs from our institutional pharmacies; and

•	administrative fees for managing rebate programs.

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

A shift in prescriptions dispensed from brand-to-generic and a decline in generic reimbursement rates from the PDP/PBMs may affect our operating revenue. When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. This acceleration in the reimbursement reduction has resulted in margin compression as multi-source alternatives have become available much earlier than we have historically experienced. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on its results of operations.

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

Further Modifications to the Medicare Part D Program May Reduce Revenue and Impose Additional Costs to the Industry.

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

Reductions in manufacturer rebates may reduce our profitability.

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

Changes in Medicaid Reimbursement may reduce our revenue.

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

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition; i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes the FUL as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS continues to release this data monthly and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

On February 2, 2012, CMS issued a proposed regulation further clarifying the AMP and FUL changes described above and indicated that the final rule will be issued sometime in 2013.

Until CMS provides final guidance and the industry adapts to this now public available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

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

Among these laws is the federal anti-kickback statute. This statute prohibits anyone from knowingly and willfully soliciting, receiving, offering or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal healthcare program. Courts have interpreted this statute broadly. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. This law impacts the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. The Office of Inspector General at HHS, or OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse or waste. The OIG carries out this responsibility through a nationwide program of audits, investigations and inspections. The OIG has promulgated safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. It cannot be assured that practices outside of a safe harbor will not be found to violate the anti- kickback statute.

The anti-kickback statute and similar state laws and regulations are expansive. We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial position, results of operations or prospects and our business reputation could suffer significantly. If we fail to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

Continuing government and private efforts to contain healthcare costs may reduce our future revenue.

We could be adversely affected by the continuing efforts of government and private payers to contain healthcare costs. To reduce healthcare costs, payers seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payer programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payer mix and growth in operating expenses in excess of increases, if any, in payments by third party payers. For instance, the short cycle dispensing requirements set forth in the Patient Protection and Affordable Care Act, which would become effective January 2013, could impact our revenues and our profitability if the costs associated therewith are not fully reimbursed by the appropriate payers.

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

We currently earn rebates from certain manufacturers of pharmaceutical products for meeting tiered market share and purchase volumes. There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates or that they will not change the terms upon which rebates are offered. A decrease in prescription volumes dispensed or a decrease in the number of brand or generic drugs which participate in rebate programs and are used by the geriatric population could affect our ability to satisfy our manufacturers’ rebate programs. The termination of such programs or our failure to satisfy the criterion for earning rebates may have an adverse affect on our cost of goods sold, financial position, results of operations and liquidity.

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

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses in new geographic markets. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, investments or strategic alliances, not all of which, if any, will be consummated. Our acquisition program and strategy has and may lead us to contemplate acquisitions of companies in bankruptcy or financial distress, all of which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations. Our growth plans rely, in part, on the successful completion of future acquisitions. If we are unsuccessful, our business would suffer.

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

We are required to purchase a substantial amount of our pharmaceutical products from AmerisourceBergen, pursuant to the Amended Prime Vendor Agreement. If AmerisourceBergen fails to deliver products in accordance with the Amended Prime Vendor Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial position, results of operations and liquidity. In addition, under the terms of the Amended Prime Vendor Agreement, we are unable to negotiate potentially better pricing and other terms with other drug distributors which could negatively impact our competitive position.

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

We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired, or if we shorten intangible asset useful lives.

We have $214.2 million of goodwill and $100.2 million of recorded intangible assets, net, on our consolidated balance sheet as of December 31, 2011. Our intangible assets primarily represent the value of client relationships that were recorded from past acquisitions. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. A goodwill or intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations. For the year ended December 31, 2011, we incurred a pre-tax impairment charge of $5.1 million or $0.11 per diluted common share as a result of non-renewal of certain customer contracts related to a pre-Pharmacy Transaction acquisition.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management and Board of Directors. The provisions of our certificate of incorporation and bylaws, among other things:

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

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control that some stockholders may view as favorable. Section 203 provides that unless board and/or stockholder approval is obtained pursuant to the requirements of the statute, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

•	changes in the outlook for a potential business combination transaction with Omnicare;

•	regulatory changes that could impact our business or that of our customers; and

•	general economic and industry conditions.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2011, we had outstanding debt of $300.0 million, all of which was subject to variable rates of interest. See Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.”

We have indebtedness, which restricts our ability to pay cash dividends and has a negative impact on our financing options and liquidity.

We have $300.0 million in indebtednesses outstanding as of December 31, 2011 under our senior secured credit facility and revolver.

The credit agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness. The senior secured credit facility also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios, including a maximum of debt to EBITDA ratio. The senior secured credit facility limits our ability to declare and pay dividends or other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our Board of Directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our Board of Directors may deem relevant. The amount of this outstanding indebtedness could limit our ability to pay cash dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes. A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

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

We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay dividends or other cash distributions on our common stock in the foreseeable future. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities including offices and key operating facilities (e.g. institutional pharmacies) in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. In addition to the institutional pharmacies listed below, the Corporation also has four facilities throughout the nation with several overhead and administrative functions. As of December 31, 2011, all facilities were leased. We consider all of these facilities to be suitable, adequate, and are utilized at full capacity by the institutional pharmacy business segment.

The following table presents certain information with respect to operating leases of our institutional pharmacies identified by the Corporation as properties as of December 31, 2011:

State	# of Facilities	Square Footage	State	# of Facilities	Square Footage
Alabama	2	20,330	Mississippi	1	11,600
Arizona	2	21,436	Missouri	1	4,090
Arkansas	1	6,850	Montana	1	2,440
California	10	100,451	Nebraska	1	5,120
Colorado	2	14,067	Nevada	1	7,000
Connecticut	1	15,600	New Hamphire	1	7,500
Delaware	1	5,739	New Jersey	1	14,309
Florida	6	67,112	New Mexico	1	4,798
Georgia	2	33,202	New York	2	56,738
Hawaii	5	15,506	North Carolina	4	26,950
Idaho	1	4,031	Ohio	4	41,582
Illinois	1	15,495	Pennsylvania	7	62,380
Indiana	1	20,386	Rhode Island	1	9,415
Iowa	1	6,250	South Carolina	1	15,550
Kansas	1	9,977	South Dakota	2	12,050
Kentucky	2	43,500	Tennessee	3	28,862
Louisiana	1	4,914	Texas	9	69,179
Maine	1	10,200	Utah	1	8,002
Maryland	1	10,744	Virginia	3	23,647
Massachusetts	1	53,111	Washington	2	14,792
Michigan	2	13,185	West Virginia	1	1,419
Minnesota	1	13,871	Wisconsin	1	11,068

Item 3. Legal Proceedings

On September 7, 2011 Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Corporation’s Board of Directors, styled Omnicare, Inc. v. PharMerica Corporation, et al., Civil Action No. 6841-CS. In the action, Omnicare alleges that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer. Omnicare seeks declaratory and injunctive relief, including an order requiring the Board of Directors to render the Rights Agreement, dated August 25, 2011 (the “Rights Agreement”), between the Corporation and Mellon Investor Services LLC, as Rights Agent, and Section 203 of the Delaware General Corporation Law (“DGCL”) inapplicable to Omnicare’s tender offer and proposed merger. The Corporation and its directors believe that the claims made by Omnicare are without merit and intend to defend them vigorously.

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

On October 3, 2011, the Court of Chancery of the State of Delaware entered an order consolidating the LMPERS and Drummond actions under the caption In re PharMerica Corporation Shareholders Litigation, Consolidated Civil Action No. 6851-CS. Plaintiffs in the consolidated action designated the complaint filed in the Drummond action as operative. The Corporation and its directors believe that the claims made by LMPERS and Drummond are without merit and intend to defend the consolidated action vigorously.

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer. On September 22, 2011, Omnicare also received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Second Request extended the waiting period under the HSR Act for 10 calendar days after the date Omnicare certified substantial compliance with the Second Request issued to Omnicare. On September 30, 2011, the FTC also issued a subpoena and civil investigative demand to the Corporation covering the same subject matter as the Second Request. The Corporation has produced a considerable amount of material in response to the FTC requests.

On November 18, 2011 Omnicare certified to the FTC that it had substantially complied with the Second Request. On November 18, 2011, Omnicare also executed a timing agreement with the FTC pursuant to which

Omnicare agreed (i) to provide 14 days notice to the FTC prior to consummating its proposed acquisition and (ii) not to consummate its proposed acquisition prior to December 19, 2011 without the consent of the FTC. On December 2, 2011, Omnicare agreed with the FTC to extend the date prior to which Omnicare will not consummate its proposed acquisition to January 19, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 10, 2012, Omnicare agreed with the FTC that it will not consummate its proposed acquisition prior to January 26, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 27, 2012, the FTC issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. The case is scheduled to be heard before an administrative law judge at the FTC in June 2012.

The Corporation is responding to an investigation by the U.S. Attorney for the Eastern District of Wisconsin and by the Drug Enforcement Agency into the Corporation’s alleged failure to comply with various laws and regulations relating to the control and dispensing of certain controlled substances as well as the potential filing of false claims for payments of certain controlled substances that the Corporation dispensed to nursing home residents. The Corporation has been informed that the government believes that the claims at issue were not eligible for payment due to the alleged non-compliance with various Medicare, Medicaid and other laws and regulations relating to the dispensing, control, sale, billing and reimbursement for such controlled substances. The Corporation denies the allegations made by the government and will defend itself in the event any actions are brought by the government. At this time, we are unable to estimate the outcome of the investigation. If the government brings claims and the Corporation is not successful in defending them, it could result in fines and recoupment of government claims.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low	Close
Fiscal 2010
First Quarter	$18.94	$16.23	$18.22
Second Quarter	$20.71	$14.49	$14.66
Third Quarter	$14.36	$6.93	$9.53
Fourth Quarter	$11.83	$9.40	$11.45

Fiscal 2011
First Quarter	$12.89	$10.71	$11.44
Second Quarter	$13.61	$10.61	$12.76
Third Quarter	$14.73	$10.69	$14.27
Fourth Quarter	$16.40	$11.91	$15.18

Stockholders

As of January 24, 2012, we had approximately 2,644 stockholders of record of the Corporation’s common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Cash Dividends

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

Stock Dividends

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

The following table sets forth equity compensation plan information as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,560,500(1)	$ 15.07(2)	3,168,057(3)

(1) Includes the following:

•	2,744,011 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;

•	334,206 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan;

•	16,808 shares of common stock to be issued upon vesting of restricted stock awards under the Omnibus Plan; and

•	465,475 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 949,745 shares of common stock potentially to be issued under restricted stock awards, performance share units and restricted stock units.

(3) The 3,168,057 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share units at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,747,573.

See Note 9 to the Consolidated Financial Statements included in this Report for information regarding the material features of the Omnibus Plan.

On January 18, 2012, a long-term incentive award was granted which was comprised of 299,729 restricted stock units and 199,814 performance share units. The 2012 award reduced the amount of shares available for future issuance calculated under the fungible share pool to 1,923,327.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Index for the period from August 1, 2007 to December 31, 2011. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on August 1, 2007 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
August 1, 2007	$100	$100	$100
September 30, 2007	86	104	104
December 31, 2007	80	100	104
March 31, 2008	96	90	92
June 30, 2008	131	87	90
September 30, 2008	130	79	90
December 31, 2008	91	62	79
March 31, 2009	96	54	72
June 30, 2009	114	63	78
September 30, 2009	108	72	85
December 31, 2009	92	76	92
March 31, 2010	136	80	91
June 30, 2010	106	70	80
September 30, 2010	63	80	87
December 31, 2010	66	86	91
March 31, 2011	66	90	96
June 30, 2011	74	90	103
September 30, 2011	83	77	92
December 31, 2011	88	86	100

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock.

Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. During the year ended December 31, 2011, the Corporation did not repurchase any shares of its common stock under this program.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 13,311 shares of certain vested awards for an aggregate price of $0.2 million, during the year ended December 31, 2011. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
					(in millions)
October 1, 2011—October 31, 2011	—		$—	—	$14.5
November 1, 2011—November 30, 2011	5,189	(1)	15.33	—	14.5
December 1, 2011—December 31, 2011	—		—	—	14.5

(1)	The Corporation repurchased 5,189 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

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

	Years Ended December 31,
	2007 (1)	2008	2009	2010	2011
Statement of operations data:
Revenues	$1,217.8	$1,947.3	$1,841.2	$1,847.3	$2,081.1
Cost of goods sold	1,044.0	1,660.0	1,565.7	1,607.0	1,787.8

Gross profit	173.8	287.3	275.5	240.3	293.3
Selling, general and administrative	169.3	216.8	190.8	180.6	214.9
Amortization expense	5.0	6.5	9.0	9.3	11.0
Impairment of intangible assets	—	14.8	—	—	5.1
Integration, merger and acquisition related costs and other charges	29.8	26.7	5.2	14.6	15.3

Operating income (loss) (2)	$(30.3)	$22.5	$70.5	$35.8	$47.0

Net income (loss)	$(24.1)	$5.0	$42.2	$19.2	$23.4

Earnings (loss) per common share: (3)
Basic	$(1.13)	$0.17	$1.39	$0.64	$0.80
Diluted	$(1.13)	$0.17	$1.39	$0.64	$0.79
Adjusted earnings per diluted common share (4)	$0.52	$1.00	$1.30	$0.93	$1.20
Shares used in computing earnings (loss) per common share:
Basic	21.3	30.1	30.3	30.0	29.3
Diluted	21.3	30.2	30.4	30.1	29.5
Balance sheet data:
Cash and cash equivalents	$32.0	$41.3	$51.2	$10.8	$17.4
Working capital (5)	$268.6	$272.3	$312.8	$280.9	$349.1
Goodwill (5)	$111.3	$113.7	$140.1	$179.4	$214.2
Intangible assets, net	$77.5	$73.4	$90.8	$102.2	$100.2
Total assets	$680.1	$679.2	$724.3	$759.7	$833.4
Long-term debt	$250.0	$240.0	$240.0	$245.6	$300.0
Total stockholder’s equity	$309.2	$319.8	$370.9	$384.4	$413.8

Supplemental information:
Adjusted EBITDA (4)	$44.5	$92.5	$102.7	$78.5	$98.5
Adjusted EBITDA Margin (4)	3.7%	4.8%	5.6%	4.2%	4.7%
Adjusted EBITDA per prescription dispensed (4)	$1.80	$2.29	$2.63	$2.08	$2.36
Net cash provided by operating activities	$36.3	$65.7	$85.0	$98.2	$26.8
Net cash used by investing activities	$(22.0)	$(47.4)	$(76.1)	$(133.2)	$(64.0)
Net cash provided by (used in) financing activities	$14.0	$(9.0)	$1.0	$(5.4)	$43.8
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	24,751	40,319	39,037	37,826	41,677
Revenue per prescription dispensed	$46.99	$46.85	$45.72	$47.31	$48.43
Gross profit per prescription dispensed	$6.57	$6.85	$6.84	$6.15	$6.85
Institutional pharmacy gross margin	14.0%	14.6%	15.0%	13.0%	14.1%
Generic drug dispensing rate	67.4%	70.7%	74.2%	75.5%	77.9%
Customer licensed beds under contract:
Beginning of period	102,347	336,759	321,062	313,867	362,901
Additions—PharMerica Corporation	260,085	21,398	35,921	34,176	27,218
Additions—Chem Rx	—	—	—	61,773	3,242
Losses—PharMerica Corporation	(25,673)	(37,095)	(43,116)	(46,915)	(44,904)
Losses—Chem Rx	—	—	—	—	(8,959)

End of period	336,759	321,062	313,867	362,901	339,498

Hospital management contracts serviced	86	84	86	90	91

(1)	For the year ended December 31, 2007, PharMerica LTC is included beginning August 1, 2007.
(2)	Includes depreciation expense of $15.6 million, $22.0 million, $18.0 million, $18.8 million and $20.1 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.
(3)	The Corporation has never declared a cash dividend. Earnings (loss) per share in whole dollars and cents.
(4)	See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and Reconciliation of Adjusted Earnings per Diluted Common Share to Earnings Per Diluted Common Share and for Reconciliation of Net Income (loss) to Adjusted EBITDA and Margin.
(5)	As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements

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

The Corporation calculates and uses adjusted earnings per diluted common share, which is exclusive of the impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, change in estimate on cost of goods sold, change in estimate on allowance for doubtful accounts and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted earnings per diluted common share, which is exclusive of the impact of impairment of intangible assets, integration, merger and acquisition related costs and other charges, change in estimate on cost of goods sold, change in estimate on allowance for doubtful accounts and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted share as measured under GAAP. The integration, merger and acquisition related costs and other charges, impairment on intangible assets, change in estimate on cost of goods sold, change in estimate on allowance for doubtful accounts and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	$44.5	$44.5	$44.5	$44.5	$44.5
	Years Ended December 31,
	2007	2008	2009	2010	2011
Net income (loss)	$(24.1)	$5.0	$42.2	$19.2	$23.4
Add:
Interest expense, net	7.2	14.2	9.4	3.6	8.8
Integration, merger and acquisition related costs and other charges	29.8	26.7	5.2	14.6	15.3
Provision (benefit) for income taxes	(13.4)	3.3	18.9	13.0	14.8
Effect of change in estimate on cost of goods sold	(3.1)	—	—	—	—
Effect of change in estimate on allowance for doubtful accounts	27.9	—	—	—	—
Impairment of intangible assets	—	14.8	—	—	5.1
Depreciation and amortization expense	20.2	28.5	27.0	28.1	31.1

Adjusted EBITDA	$44.5	$92.5	$102.7	$78.5	$98.5

Adjusted EBITDA Margin	3.7%	4.8%	5.6%	4.2%	4.7%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2007	2008	2009	2010	2011
Adjusted EBITDA	$44.5	$92.5	$102.7	$78.5	$98.5
Interest expense, net	(7.2)	(14.2)	(9.4)	(3.6)	(8.8)
(Provision) benefit for income taxes	13.4	(3.3)	(18.9)	(13.0)	(14.8)
Effect of change in estimate on cost of goods sold	3.1	—	—	—	—
Effect of change in estimate on allowance for doubtful accounts	(27.9)	—	—	—	—
Integration, merger and acquisition related costs and other charges	(22.6)	(22.2)	(4.8)	(14.0)	(13.8)
Provision for bad debt	44.1	24.7	16.6	18.5	24.8
Stock-based compensation	1.5	4.9	4.6	4.8	5.9
Amortization of deferred financing fees	0.2	0.4	0.4	0.6	0.8
Loss on disposition of equipment	0.1	0.2	0.3	0.3	0.1
Deferred income taxes	(13.4)	2.8	19.7	12.3	13.9
Other	(0.9)	(0.5)	(0.3)	—	0.2
Changes in assets and liabilities	1.4	(19.6)	(25.9)	13.8	(80.0)

Net Cash Flows from Operating Activities	$36.3	$65.7	$85.0	$98.2	$26.8

Reconciliation of Earnings Per Diluted Common Share to Adjusted Earnings Per Diluted Common Share

	Years Ended December 31,
	2007	2008	2009	2010	2011
Earnings (loss) per diluted common share	$(1.13)	$0.17	$1.39	$0.64	$0.79
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	—	0.30	—	—	0.11
Integration, merger, and acquisition related costs and other charges	0.90	0.53	0.10	0.29	0.32
Effect of change in estimate on cost of goods sold	(0.09)	—	—	—	—
Effect of change in estimate on allowance for doubtful accounts	0.84	—	—	—	—
Tax accounting matters	—	—	(0.19)	—	(0.02)

Adjusted earnings per diluted common share after impact of above items	$0.52	$1.00	$1.30	$0.93	$1.20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•

the impact of Omnicare’s unsolicited tender offer to acquire all of our outstanding common stock, including distracting attention of employees, requiring expenditure of substantial time and resources, disrupting our business activities, and increasing the volatility of our stock price;

•	the impact of the litigation by Omnicare and other stockholders relating to Omnicare’s unsolicited tender offer;

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;

•	certain restrictions resulting from continuing relationships with the Corporation’s former parent company;

•	the effects of adverse economic trends or intense competition in the markets in which we operate;

•	the demand for the Corporation’s products and services;

•	the effects of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

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

•

other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K for the year ended December 31, 2011.

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

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company, which services healthcare facilities and provides management pharmacy services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States. The Corporation operates 95 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 91 hospitals in the United States.

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

A variety of factors are affecting the institutional pharmacy industry. With an aging population and the extension of drug coverage to a greater number of individuals through Medicare Part D, the consumption of pharmaceuticals by residents of long-term care facilities is likely to increase in the future. In addition, individuals are expected to enter assisted living facilities, independent living facilities and continuing care retirement communities at increasing rates. Under Medicare Part D, eligible individuals may choose to enroll in various Medicare Part D Plans to receive prescription drug coverage. Each Medicare Part D Plan determines a distinct formulary for the long-term care residents enrolled in its plan. Accordingly, institutional pharmacies have incurred increased administrative costs to manage each Part D Plan’s formulary, reimbursement and administrative processes for their long-term care enrollees. Institutional pharmacies may continue to experience increased administrative burdens and costs due to the greater complexity of the requirements for drug reimbursement, including costs associated with the short cycle dispensing requirements which take effect January 1, 2013. Medicare Part D also requires increased choices for patients with respect to complex drug categories and therapeutic interchange opportunities. Institutional pharmacies may realize increased revenue by providing long-term care residents with specialized services in these areas. Continued industry consolidation may also impact the dynamics of the institutional pharmacy market.

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

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration with our financial and legal advisors, our Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of our stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of our common stock at $15.00 per share. On September 18, 2011, the Board again met with its financial and legal advisors, and after careful consideration our Board of Directors again unanimously recommended that our stockholders reject the offer and not tender their shares of our common stock because it believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value. On September 20, 2011, we filed with the Securities and Exchange Commission (“SEC”) a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of our Board of Directors in response to Omnicare’s tender offer and the reasons it rejected the offer. See Note 6 Commitments and Contingencies for a discussion of certain litigation commenced in respect of Omnicare’s tender offer and related actions. On October 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, December 2, 2011, unless further extended. On December 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, January 20, 2012, unless further extended. On January 19, 2012, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York time, on Friday, January 27, 2012, unless further extended. On January 27, 2012, Omnicare extended the expiration of its tender offer until 5:00 p.m., New York City time, on Friday, February 17, 2012, unless further extended.

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

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer. On September 22, 2011, Omnicare also received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Second Request extended the waiting period under the HSR Act for 10 calendar days after the date Omnicare certified substantial compliance with the Second Request issued to Omnicare. On September 30, 2011, the FTC also issued a subpoena and civil investigative demand to the Corporation covering the same subject matter as the Second Request. The Corporation has produced a considerable amount of material in response to the FTC requests.

On November 18, 2011 Omnicare certified to the FTC that it had substantially complied with the Second Request. On November 18, 2011, Omnicare also executed a timing agreement with the FTC pursuant to which Omnicare agreed (i) to provide 14 days notice to the FTC prior to consummating its proposed acquisition and (ii) not to consummate its proposed acquisition prior to December 19, 2011 without the consent of the FTC. On December 2, 2011, Omnicare agreed with the FTC to extend the date prior to which Omnicare will not consummate its proposed acquisition to January 19, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 10, 2012, Omnicare agreed with the FTC that it will not consummate its proposed acquisition prior to January 26, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 27, 2012, the FTC issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. The case is scheduled to be heard before an administrative law judge at the FTC in June 2012.

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

In connection with these matters, for the year ended December 31, 2011, we expensed $2.8 million of legal and advisory fees, which are included in integration, merger and acquisition related costs and other charges in the consolidated financial statements. We expect to incur significant additional costs in the future in connection with Omnicare’s unsolicited tender offer.

Acquisitions During the Periods Presented

For a discussion of Acquisitions by the Corporation during the periods presented see Note 2 “Acquisitions” to our Consolidated Financial Statements included elsewhere in this Report.

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

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2011, and the actual diluted shares.

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

Our allowance for doubtful accounts, included in our balance sheets at December 31, 2010 and 2011, were $36.8 million and $48.6 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements was as follows (dollars in millions):

	Amount	% of Revenues
2009
March 31	$7.1	1.5%
June 30	3.6	0.8
September 30	2.5	0.5
December 31	3.4	0.8
2010
March 31	$3.8	0.8%
June 30	4.6	1.0
September 30	4.5	1.0
December 31	5.6	1.1
2011
March 31	$5.4	1.0%
June 30	5.8	1.1
September 30	6.4	1.2
December 31	7.2	1.5

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2009	2010	2011
March 31	42.4	40.5	39.0
June 30	42.0	40.4	41.6
September 30	42.1	40.3	42.5
December 31	42.9	39.7	42.8

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

Sensitivity Analysis

If our provision as a percent of institutional revenue increases 0.10%, our after tax income would decrease by approximately $1.2 million or $0.04 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections, payer mix and trends in federal and state regulations.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts -(continued)

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2009
March 31	$49.1	$267.8	18.3%
June 30	50.4	260.6	19.3
September 30	46.3	261.6	17.7
December 31	40.2	255.5	15.7
2010
March 31	$37.6	$241.8	15.6%
June 30	37.1	237.6	15.6
September 30	38.1	231.9	16.4
December 31	36.8	263.3	14.0
2011
March 31	$38.1	$273.9	13.9%
June 30	39.6	282.4	14.0
September 30	42.9	282.8	15.2
December 31	48.6	281.0	17.3

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our allowance for doubtful accounts.

The allowance for doubtful accounts for 2009 included a transfer of reserves on contractual adjustments into the allowance for doubtful accounts during the period. The reclassification did not impact the provision for bad debt.

Assumptions/Approach Used

The following table shows our summarized aging categories by quarter:

	0 to 60 days	61 to 120 days	Over 120 Days
2009
March 31	63.1%	17.4%	19.5%
June 30	64.3%	17.0%	18.7%
September 30	63.6%	17.1%	19.3%
December 31	64.9%	17.1%	18.0%
2010
March 31	66.2%	17.8%	16.0%
June 30	65.7%	18.0%	16.3%
September 30	62.9%	19.2%	17.9%
December 31	61.8%	22.0%	16.2%
2011
March 31	63.4%	19.3%	17.3%
June 30	63.9%	18.0%	18.1%
September 30	63.1%	18.9%	18.0%
December 31	61.2%	19.5%	19.3%

On a monthly basis, the Corporation performs a comprehensive assessment of its reserve levels in light of its expectations around the ultimate collection of its accounts receivable balances. The Corporation considers recent industry trends, changes in reimbursement sources and procedures, age of receivables and recent collection history.

Sensitivity Analysis

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the years ended December 31, 2009, 2010, and 2011 are as follows:

	2009	2010	2011
	% of Revenues	% of Revenues	% of Revenues
Medicare Part D	46.3%	46.5%	48.0%
Institutional healthcare providers	29.6	30.1	29.6
Medicaid	9.0	9.2	10.4
Private and other	6.6	5.8	4.5
Insured	5.0	4.9	4.3
Medicare	0.4	0.4	0.2
Hospital management fees	3.1	3.1	3.0

Total	100.0%	100.0%	100.0%

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2009, 2010, and 2011 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2009	2010	2011	2009	2010	2011
Medicare Part D	45.9%	46.8%	47.7%	45.5%	45.8%	47.6%
Institutional healthcare providers	30.1	30.4	30.6	30.1	30.5	29.5
Medicaid	9.3	8.7	10.5	9.2	8.9	10.7
Private and other	6.2	5.7	4.0	6.8	6.1	4.6
Insured	5.0	4.9	4.1	4.9	5.1	4.4
Medicare	0.3	0.5	0.2	0.4	0.4	0.2
Hospital management fees	3.2	3.0	2.9	3.1	3.2	3.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2009	2010	2011	2009	2010	2011
Medicare Part D	45.9%	46.2%	48.4%	48.0%	47.1%	48.0%
Institutional healthcare providers	29.2	30.0	29.7	29.0	29.7	29.6
Medicaid	9.1	8.9	10.4	8.4	10.1	10.4
Private and other	7.5	6.0	4.5	6.2	5.5	4.5
Insured	5.0	5.0	3.8	5.0	4.5	4.3
Medicare	0.3	0.4	0.2	0.4	0.3	0.2
Hospital management fees	3.0	3.5	3.0	3.0	2.8	3.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Sensitivity Analysis

If our reimbursement declined or was negatively impacted 0.25% of revenues, the negative impact on net income would be $3.1 million or $0.11 per diluted common share.

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

At December 31, 2010 and 2011, our inventory on our consolidated balance sheets was as follows (dollars in millions):

•	2010 $ 88.4

•	2011 $130.5

Our annualized inventory turns were as follows:

	2009	2010	2011
March 31	16.7	15.7	15.0
June 30	16.8	15.5	12.0
September 30	16.7	15.3	11.0
December 31	15.8	15.6	10.3

We receive rebates on purchases from various vendors and suppliers.

Rebates included in our income statements were as follows (dollars in millions):

	2009	2010	2011
March 31	$6.2	$9.5	$14.3
June 30	7.8	9.1	20.7
September 30	9.0	8.7	18.2
December 31	11.1	9.9	22.3

	$34.1	$37.2	$75.5

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

We account for rebates and other incentives received from vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold and inventory. We consider these rebates to represent product discounts, and as a result, the rebates are allocated as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory.

Sensitivity Analysis

Actual inventory counts may include estimates based on amounts that may be dispensed from an open container. In addition, items are reviewed for potential obsolescence.

A 1.0% error rate in the count of prescription drugs in inventory would negatively impact net income $0.8 million, or $0.03 per diluted common share.

If our rebates received were to be reduced by 1.0%, the effect on net income for the year ended December 31, 2011 would have been a decrease of $0.4 million, or $0.02 per diluted common share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our consolidated balance sheets as of December 31, 2010 and 2011 was as follows (dollars in millions):

•	2010 $179.4

•	2011 $214.2

Our net intangible assets, included in our consolidated balance sheets as of December 31, 2010 and 2011 were as follows (dollars in millions):

	2010	2011
Customer relationships	$95.1	$96.0
Tradenames	29.5	30.0
Non-competition agreements	5.9	8.4

	130.5	134.4
Accumulated Amortization	(28.3)	(34.2)

	$102.2	$100.2

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our goodwill and intangible assets.

Assumptions/Approach Used

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this ASU are effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation adopted the guidance for the fiscal year ended December 31, 2011. The Corporation performed a qualitative assessment of its reporting unit, and did not find it necessary to perform the first step of the two step impairment test based on that analysis.

The Corporation performs an annual qualitative assessment of its goodwill reporting unit to determine if it is necessary to proceed to the first step of the two-step impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined that the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a per diluted common share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Sensitivity Analysis

We performed our annual testing for goodwill impairment as of December 31, 2009, 2010, and 2011 and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual income or loss before income taxes for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2010 and 2011 were as follows (dollars in millions), including the impact of valuation allowances:

•	2010 $ 52.2

•	2011 $ 37.1

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2010 and 2011 were as follows (dollars in millions):

•	2010 $ 1.6

•	2011 $ 1.0

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a liability for the realized, but unrecognized tax benefit. As of December 31, 2011, the Corporation has no liability recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated income statements. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Tax benefits from uncertain tax positions are recognized in the Corporation’s financial statements if it is more-likely-than-not that the position is sustainable based on the technical merits of the position. In evaluating whether the position has met this recognition threshold, the Corporation assumes that the appropriate taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the Corporation’s financial statements for a tax position meeting the recognition threshold is determined by a measurement of the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement.

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

Sensitivity Analysis

Our deferred tax assets exceeded our deferred tax liabilities by $37.1 million as of December 31, 2011, including the impact of valuation allowances. Historically, we have produced taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the tax benefit of our deferred tax assets is remote.

While we have generated taxable income in recent years and expect to continue to do so in the future, we have tax loss carryovers in selected states that we expect to expire before we are able to fully use them to offset taxable income. We have recorded a valuation allowance against these state losses. If our conclusion about our ability to use these losses is incorrect, then our deferred tax assets would be understated or overstated at December 31, 2011.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2010 and 2011 plus the applicable penalties and interest.

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

The Compensation Committee has granted stock based compensation awards with respect to 5,415,276 common shares under the Omnibus Plan. After consideration of forfeitures, 3,168,057 shares remain available for grant at December 31, 2011.

The 3,168,057 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restructured stock awards, restricted stock units, and performance awards at target. The number of shares remaining available for future issuance calculated under the fungible share would be 2,747,573.

On January 18, 2012, a long-term incentive award was granted which was comprised of 299,729 restricted stock units and 199,814 performance share units. The 2012 award reduced the amount of shares available for future issuance calculated under the fungible share pool to 1,923,327

Assumptions/Approach Used

Stock options granted under the Omnibus Plan generally vest in three to four equal annual installments and have a term of seven years. The restricted stock granted to officers and employees generally vests in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in three equal annual installments. The restricted stock grant to members of the Board of Directors vests in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

We estimated the fair value of stock options granted during 2009, 2010, and 2011 using the Black – Scholes – Merton option valuation model (“BSM”). We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three to four years.

The weighted average fair value per share of stock options granted by us during 2009, 2010, and 2011 were $4.40, $5.79, and $3.61, respectively. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock options valuation model for 2009, 2010, and 2011 and the paragraphs below this table summarizes each assumption:

	2009	2010	2011
Expected volatility (range)	36.36 - 41.07%	38.53 - 45.54%	42.23 - 46.34%
Risk free interest rate (range)	0.75 - 2.09%	0.49 - 2.47%	0.19 - 2.20%
Expected dividends	—	—	—
Average expected term (years)	2.0-5.0	2.0-5.0	2.0-5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$4.40	$5.79	$3.61
Weighted average fair value of options granted during the year (in millions)	$2.5	$3.3	$2.4

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

Sensitivity Analysis

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our stock based compensation expense during 2011 was 10% higher, our 2011 after-tax income would decrease by approximately $0.4 million, or $0.01 per diluted common share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Accounting for stock-based compensation- (continued)

Our stock-based compensation for the years ended December 31, 2009, 2010, and 2011 included in our results of operations was as follows (dollars in millions):

2009:     $4.6

2010:     $4.8

2011:     $5.9

Please refer to Note 9 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for stock-based compensation.

Assumptions/Approach Used

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. The Corporation also considers how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in 2009 and 2010 and twelve companies in 2011, in the same or similar industries as the Corporation. In addition, if a best estimate cannot be made, management uses the mid-point in the range of reasonable estimates for volatility. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. In addition, cost of product includes a credit for rebates earned from pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. The Corporation receives rebates on brand and generic drugs dispensed and other administrative rebates.

Selling, general and administrative expenses reflect the costs of operations dedicated to executive management, the generation of new sales, maintenance of existing client relationships, management of clinical programs, enhancement of technology capabilities, direction of pharmacy operations, human resources and performance of reimbursement and collection activities, in addition to finance, legal and other staff activities.

Integration, merger and acquisition related costs and other charges represent the costs associated with integrating our operations, as well as costs related to acquisitions. Also included in this category are costs related to the unsolicited Tender Offer by Omnicare.

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

Inventory reflects the cost of prescription products held for dispensing by our institutional pharmacies, net of allocated rebates, and is recorded on a first-in, first-out basis. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns on inventory.

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, net operating loss carryforwards, and stock-based compensation.

Fixed assets include investments in our institutional pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

Our primary liabilities include accounts payable, accrued salaries and wages, other current liabilities, debt, and deferred tax liabilities. Accounts payable primarily consist of amounts payable for prescription inventory purchases under our Amended Prime Vendor Agreement and other purchases made in the normal course of business. The balances in accounts payable and accrued salaries and wages are at the highest on Thursday nights and at the lowest on Friday nights, as a result of payments for drug costs and payroll being funded on Friday. Accrued expenses and other current liabilities primarily consist of employee and facility-related cost accruals incurred in the normal course of business, as well as income taxes payable. Our debt is primarily comprised of loans under our senior secured credit facility as well as our revolver. Deferred tax liabilities primarily represent temporary differences between the financial statement basis and tax basis of fixed assets and tax deductible goodwill. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under our Amended Prime Vendor Agreement. The Corporation receives rebates from its prime vendor and suppliers each period. Rebates are allocated as reduction in inventory and also recorded as a reduction to cost of goods sold in the period earned. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2009		Increase (Decrease)		2010		Increase (Decrease)		2011
	Amount	% of Total Revenues			Amount	% of Total Revenues			Amount	% of Total Revenues
Net revenues:
Institutional Pharmacy	$1,784.7	96.9%	$4.7	0.3%	$1,789.4	96.9%	$ 229.2	12.8%	$2,018.6	97.0%
Hospital Management	56.5	3.1	1.4	2.5	57.9	3.1	4.6	7.9	62.5	3.0

Total net revenues	1,841.2	100.0	6.1	0.3	1,847.3	100.0	233.8	12.7	2,081.1	100.0

Cost of goods sold:
Institutional Pharmacy	1,517.7	82.4	38.9	2.6	1,556.6	84.3	176.4	11.3	1,733.0	83.3
Hospital Management	48.0	2.6	2.4	5.0	50.4	2.7	4.4	8.7	54.8	2.6

Total cost of goods sold	1,565.7	85.0	41.3	2.6	1,607.0	87.0	180.8	11.3	1,787.8	85.9

Gross profit:
Institutional Pharmacy	267.0	14.5	(34.2)	(12.8)	232.8	12.6	52.8	22.7	285.6	13.7
Hospital Management	8.5	0.5	(1.0)	(11.8)	7.5	0.4	0.2	2.7	7.7	0.4

Total gross profit	$275.5	15.0%	$(35.2)	(12.8)%	$240.3	13.0%	$ 53.0	22.1%	$293.3	14.1%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	39,037		(1,211)	(3.1)%	37,826		3,851	10.2%	41,677
Revenue per prescription dispensed	$45.72		$1.59	3.5%	$47.31		$ 1.12	2.4%	$48.43
Gross profit per prescription dispensed	$6.84		$(0.69)	(10.1)%	$6.15		$ 0.70	11.4%	$6.85
Institutional pharmacy gross margin	15.0%		(2.0)	(13.3)%	13.0%		1.1	8.5%	14.1%
Generic dispensing rate	74.2%		1.3	1.8%	75.5%		2.4	3.2%	77.9%
Customer licensed beds under contract
Beginning of period	321,062		(7,195)	(2.2)%	313,867		49,034	15.6%	362,901
Additions—PharMerica Corporation	35,921		(1,745)	(4.9)	34,176		(6,958)	(20.4)	27,218
Additions—Chem Rx	—		61,773	100.0	61,773		(58,531)	(94.8)	3,242
Losses—PharMerica Corporation	(43,116)		(3,799)	8.8	(46,915)		2,011	(4.3)	(44,904)
Losses—Chem Rx	—		—	—	—		(8,959)	(100.0)	(8,959)

End of period	313,867		49,034	15.6%	362,901		(23,403)	(6.4)%	339,498

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	86		4	4.7%	90		1	1.1%	91

Revenues

Institutional pharmacy revenues increased $229.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, due primarily to the Chem Rx and other pharmacy acquisitions. The increase of $229.2 million resulted from a favorable volume variance of approximately $182.2 million or 3,851,000 additional prescriptions dispensed and a favorable rate variance of approximately $47.0 million or $1.12 increase per prescription dispensed. The rate variance was comprised of approximately $172.5 million due to inflation on drugs dispensed between periods offset by $125.5 million due to the increase in the generic dispensing rate from 75.5% to 77.9% and certain pricing concessions. The favorable volume variance of approximately $182.2 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management revenues of $4.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in the number of hospital management contracts serviced.

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

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $176.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the Chem Rx and other pharmacy acquisitions. Overall total drug costs decreased as a percent of revenues 114 bps due primarily to higher rebates on generic drugs as a result of the Amended Prime Vendor Agreement and implementation of changes in branded pharmaceutical purchasing practices. Other costs included in cost of goods sold increased as a percentage of revenues 4 bps.

Hospital management cost of goods sold increased $4.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the additional hospital management contract serviced during the period.

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

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Years Ended December 31,
	2009		Increase (Decrease)		2010		Increase (Decrease)		2011
	Amount	% of Total Revenues			Amount	% of Total Revenues			Amount	% of Total Revenues
Gross profit and operating expenses:
Total gross profit	$275.5	15.0%	$(35.2)	(12.8)%	$240.3	13.0%	$53.0	22.1%	$293.3	14.1%
Selling, general and administrative expenses	190.8	10.4	(10.2)	(5.3)	180.6	9.8	34.3	19.0	214.9	10.3
Amortization expense	9.0	0.5	0.3	3.3	9.3	0.5	1.7	18.3	11.0	0.5
Impairment of intangible assets	—	—	—	—	—	—	5.1	—	5.1	0.3
Integration, merger related costs and other charges	5.2	0.3	9.4	180.8	14.6	0.8	0.7	4.8	15.3	0.8
Interest expense, net	9.4	0.5	(5.8)	(61.7)	3.6	0.2	5.2	144.4	8.8	0.4

Income before provision for income taxes	61.1	3.3	(28.9)	(47.3)	32.2	1.7	6.0	18.6	38.2	1.8
Provision for income taxes	18.9	1.0	(5.9)	(31.2)	13.0	0.7	1.8	13.8	14.8	0.7

Net income	$42.2	2.3%	$(23.0)	(54.5)%	$19.2	1.0%	$4.2	21.9%	$23.4	1.1%

Institutional pharmacy gross profit for the year ended December 31, 2011 was $285.6 million or $6.85 per prescription dispensed compared to $232.8 million or $6.15 per prescription dispensed for the year ended December 31, 2010. Institutional pharmacy gross profit margin for the year ended December 31, 2011 was 14.1% compared to 13.0% for the year ended December 31, 2010. Gross profit margin was positively impacted by higher margins on drugs which recently became available as generics, better pricing terms as a result of the Amended Prime Vendor Agreement, and implementation of changes in branded pharmaceutical purchasing practices. The increase in gross profit dollars was as a result of these factors as well as the Chem Rx and other pharmacy acquisitions.

The increase in hospital management gross profit for the year ended December 31, 2011 of $0.2 million as compared to the year ended December 31, 2010 was due to the additional hospital management contract serviced during the period.

Institutional pharmacy gross profit for the year ended December 31, 2010 was $232.8 million or $6.15 per prescription dispensed, compared to $267.0 million or $6.84 per prescription dispensed for the year ended December 31, 2009. The Chem Rx acquisition resulted in $6.5 million of gross profit, or $5.93 per prescription dispensed. The gross margin for the Chem Rx business during the year was approximately 11.0%, which is lower than the Corporation’s existing institutional pharmacy business primarily because of the nature of the customers they service and markets in which they operate. The institutional pharmacy gross profit margin for the year ended December 31, 2010 was 13.0% compared to 15.0% for the year ended December 31, 2009. Gross profit was impacted by a continuation of reimbursement pressure under the Medicare Part D and Medicaid programs, other pricing concessions, a decline in licensed beds under contract prior to the acquisition of Chem Rx and Lone Star and higher delivery expenses. Delivery expense increased as a result of the DEA’s new interpretation of the Controlled Substances Act regarding the ability of nurses in skilled nursing facilities to order controlled substances for the residents of these facilities. The Lone Star acquisition closed on December 31, 2010 and accordingly, no gross profit from this acquisition is included in the results of operations for the year ended December 31, 2010.

The decrease in hospital management gross profit for the year ended December 31, 2010 of $1.0 million as compared to the year ended December 31, 2009 was due primarily to the June 30, 2009 pricing concessions related to the renegotiated Kindred contract, partially offset by the four additional hospital contracts serviced in 2010.

Selling, General and Administrative Expenses (Dollars in millions)

	Years Ended December 31,
	2009		Increase (Decrease)		2010		Increase (Decrease)		2011
	Amount	% of Total Revenues			Amount	% of Total Revenues			Amount	% of Total Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$104.9	5.7%	$(12.6)	(12.0)%	$92.3	5.0%	$18.0	19.5%	$110.3	5.3%
Contracted services	13.2	0.7	1.7	12.9	14.9	0.8	—	—	14.9	0.7
Provision for doubtful accounts	16.6	0.9	1.9	11.4	18.5	1.0	6.3	34.1	24.8	1.2
Supplies	7.5	0.4	(0.8)	(10.7)	6.7	0.4	0.1	1.5	6.8	0.3
Travel expenses	4.5	0.2	0.2	4.4	4.7	0.3	0.3	6.4	5.0	0.2
Professional fees	9.3	0.5	(0.7)	(7.5)	8.6	0.5	4.7	54.7	13.3	0.6
Stock-based compensation	4.6	0.3	0.2	4.3	4.8	0.3	1.1	22.9	5.9	0.3
Depreciation	8.6	0.5	0.8	9.3	9.4	0.5	0.1	1.1	9.5	0.5
Rent	4.1	0.2	(0.1)	(2.4)	4.0	0.2	0.4	10.0	4.4	0.2
Maintenance	2.6	0.2	(0.1)	(3.8)	2.5	0.1	0.3	12.0	2.8	0.1
Other costs	14.9	0.8	(0.7)	(4.7)	14.2	0.7	3.0	21.1	17.2	0.9

Total selling, general and administrative expenses	$190.8	10.4%	$(10.2)	(5.3)%	$180.6	9.8%	$34.3	19.0%	$214.9	10.3%

Selling, general and administrative expenses increased $34.3 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase of $34.3 million is primarily due to higher labor costs of $18.0 million. The labor increase of $18.0 million included $10.9 million of performance based compensation. Bad debt expense increased $6.3 million primarily as a result of the Chem Rx and other pharmacy acquisitions and professional fees increased $4.7 million. All other costs included in selling, general and administrative expenses increased approximately $5.3 million as a result of the acquisitions.

Selling, general and administrative expenses, excluding the $4.8 million of Chem Rx expenses, decreased $15.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Total labor costs decreased $12.6 million for the year ended December 31, 2010 over the comparable period in the prior year, which included $2.5 million of additional labor costs related to the Chem Rx acquisition. The decrease of $15.1 million in labor costs excluding Chem Rx is due to a reduction in staffing and employee performance based compensation of approximately $8.8 million. Other costs in selling, general and administrative expenses increased $2.4 million during the year ended December 31, 2010 due primarily to the Chem Rx acquisition. The Lone Star acquisition closed on December 31, 2010 and accordingly, no selling, general and administrative expenses from this acquisition are included in the results of operations for the year ended December 31, 2010.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Years Ended December 31,
	2009		2010		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Leasehold improvements	$1.5	0.1%	$1.7	0.1%	$1.9	0.1%
Equipment and software	15.9	0.9	16.4	0.9	17.4	0.9
Leased equipment	0.6	NM	0.7	NM	0.8	NM

Total depreciation expense	$18.0	1.0%	$18.8	1.0%	$20.1	1.0%

Depreciation expense recorded in cost of goods sold	$9.4	0.5%	$9.4	0.5%	$10.6	0.5%
Depreciation expense recorded in selling, general & administrative expenses	8.6	0.5	9.4	0.5	9.5	0.5

Total depreciation expense	$18.0	1.0%	$18.8	1.0%	$20.1	1.0%

Total capital expenditures	$21.6	1.2%	$12.6	0.7%	$13.2	0.6%

Depreciation expense increased $1.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of a full year of depreciation for the Chem Rx and the Lone Star acquisitions.

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

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Years Ended December 31,
	2009		2010		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Trade names	$1.4	0.1%	$1.5	0.1%	$1.6	0.1%
Non-compete agreements	1.1	NM	1.8	0.1	1.9	0.1
Customer relationships	6.5	0.4	6.0	0.3	7.5	0.3

Total amortization expense	$9.0	0.5%	$9.3	0.5%	$11.0	0.5%

Amortization expense increased $1.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of a full year of amortization associated with intangibles acquired in the Chem Rx and Lone Star acquisitions.

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

Total amortization expense of $9.3 million was reduced for the year ended December 31, 2010, due to certain customer relationships being fully amortized in the period that related to acquisitions that occurred prior to the Pharmacy Transaction.

Impairment of intangible assets

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

Integration, Merger, and Acquisition Related Costs and Other Charges (Dollars in millions, except per share amounts)

	Years Ended December 31,
	2009	2010	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$—	$5.0	$(2.0)
Tender offer costs	—	—	2.8
Professional and advisory fees	0.2	2.3	0.9
General and administrative	0.8	0.7	0.1
Employee costs	1.5	0.5	0.2
Severance costs	0.9	0.6	0.2
Facility costs	0.8	0.3	0.2

	4.2	9.4	2.4

Acquisition related costs:
Professional and advisory fees	1.0	3.5	4.9
General and administrative	—	1.5	0.8
Employee costs	—	0.4	2.9
Severance costs	—	—	1.7
Facility costs	—	1.3	1.7
Contingent consideration	—	(1.7)	—
Other	—	0.2	0.9

	1.0	5.2	12.9

Total integration, merger and acquisition related costs and other charges	$5.2	$14.6	$15.3

Negative effect on earnings per diluted common share	$(0.10)	$(0.29)	$(0.32)

The Corporation incurred integration costs and other charges during the years ended December 31, 2009, 2010 and 2011 related to costs to convert data and integrate systems. Integration costs and other charges decreased $7.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in 2010.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the year ended December 31, 2011, $2.8 million of tender offer costs were incurred. The Corporation anticipates that significant additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

Acquisition related costs were higher for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the continuing costs associated with the Chem Rx acquisition. In addition, professional and advisory fees were higher as a result of the 2011 acquisitions and other pipeline acquisition opportunities.

For the year ended December 31, 2010, the Corporation incurred costs of $5.2 million compared to $1.0 million for acquisition related costs for the year ended December 31, 2009. Acquisition related costs were higher in 2010 due to costs incurred related to the Integrity Pharmacy Services acquisition and integration along with costs incurred related to the acquisitions of Chem Rx and Lone Star. Acquisition related costs were reduced in the period by $1.7 million due to the Corporation concluding it is not probable the amount related to the previously recognized contingent consideration will be paid under the terms of the agreement.

Interest Expense (Dollars in millions)

	Years Ended December 31,
	2009	2010	2011
Interest expense:
Term Debt	$8.7	$2.8	$6.0
Revolving Credit Facility	0.4	0.4	2.0

Subtotal (including commitment fees and letters of credit fees)	9.1	3.2	8.0
Other:
Interest income	(0.2)	(0.2)	—
Amortization of deferred financing fees	0.5	0.6	0.8

Total interest expense, net	$9.4	$3.6	$8.8

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.65%	0.28%	0.52%
LIBOR—1 month, at beginning of period	0.44	0.23	0.26
LIBOR—1 month, at end of period	0.23	0.26	0.30
LIBOR—3 months, at beginning of period	1.43	0.25	0.30
LIBOR—3 months, at end of period	0.25	0.30	0.58

Interest expense increased $5.2 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to the increase in long-term debt and the revolving credit facility, along with higher interest rates during the period. The Corporation’s interest rate on its borrowings increased from London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) LIBOR plus 1.0% at December 31, 2010 to LIBOR plus 2.75% at December 31, 2011 due to the Corporation’s refinancing activities in the second quarter 2011, which paid off the 2007 credit agreement and replaced it with the Credit Agreement dated as of May 2, 2011. Long-term debt, including the current portion, was $245.6 million and $300.0 million as of December 31, 2010 and December 31, 2011, respectively.

The decrease in interest expense during the year ended December 31, 2010, as compared to the year ended December 31, 2009, was due to the lower LIBOR and the expiration of the interest rate swap on July 31, 2009. The margin over LIBOR was 0.75%—1.00% during the year ended December 31, 2010. Total long-term debt outstanding, including capital lease obligations, as of December 31, 2009 and 2010, was $241.5 million and $245.6 million, respectively.

Tax Provision (Dollars in millions)

	Years Ended December 31,
	2009	2010	2011
Tax provision	$18.9	$13.0	$14.8

Total provision as a percentage of income	30.9%	40.2%	38.7%

The effective tax rate for the year ended December 31, 2011 was 38.7%, which was comprised of the 35.0% federal rate, 4.5% for the state rate, and a net benefit of 0.8% related to reserve releases for unrecognized tax benefits, permanent differences and other discrete items. Our effective tax rate for the year ended December 31, 2010 was 40.2%, which was comprised of the 35.0% federal rate, 4.7% for the state rate, and 0.5% for the permanent differences and other discrete items. Our effective tax rate for the year ended December 31, 2009 was 30.9%, which was comprised of the 35.0% federal rate, 4.5% for the state rate, and a net benefit of 8.6% on the valuation allowance releases, permanent differences and other discrete items. Excluding the impact of the reserve releases and discrete items in 2011, the discrete items in 2010 and the valuation allowances and discrete items in 2009, our effective tax rates would have been 40.5%, 40.5% and 40.2%, respectively.

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

Cash Flows—The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Years Ended December 31,
	2009	2010	2011
Net cash provided by operating activities	$85.0	$98.2	$26.8
Net cash used in investing activities	(76.1)	(133.2)	(64.0)
Net cash provided by (used in) financing activities	1.0	(5.4)	43.8

Net increase (decrease) in cash and cash equivalents	9.9	(40.4)	6.6
Cash and cash equivalents at beginning of period	41.3	51.2	10.8

Cash and cash equivalents at end of period	$51.2	$10.8	$17.4

Operating Activities—Cash provided by operating activities aggregated $26.8 million for the year ended December 31, 2011 compared to $98.2 million for the year ended December 31, 2010. The decrease in cash provided by operating activities compared to prior periods is a result of the increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices and an increase in rebate receivables from AmerisourceBergen under the Amended Prime Vendor Agreement. The change in purchasing provides the Corporation with the opportunity to maximize its gross margin on certain pharmaceuticals. Also, for the year ended December 31, 2011 compared to the prior period there was an additional payment of $29.6 million to AmerisourceBergen as a result of 2011 containing an additional Friday. Cash provided by operating activities for the period also decreased due to an adjustment of Chem Rx’s payment terms, relating to the Amended Prime Vendor Agreement. As shown in the table below, cash from operating activities adjusted for these items would have aggregated $126.5 million as compared to $98.2 million for the years ended December 31, 2011 and December 31, 2010, respectively.

	Years Ended December 31,
	2010	2011
Net cash provided by operating activities	$98.2	$26.8
Additional payment to AmerisourceBergen due to additional Friday	—	29.6
Increase in inventory due to branded pharmaceutical purchasing practices and rebate receivables due from AmerisourceBergen	—	57.4
Adjustment of ChemRx’s payment terms with AmerisourceBergen to existing contract	—	12.7

Adjusted cash provided by operating activities	$98.2	$126.5

Cash provided by operations aggregated $98.2 million for the year ended December 31, 2010, compared to $85.0 million for the year ended December 31, 2009. The increase is due to the Chem Rx acquisition and the improvement in cash collections from the Part D payers due to the requirements of MIPPA. As a result of the MIPPA requirements, the Corporation collected a larger amount of receivables in the first quarter of 2010 than normal. The Corporation does not expect MIPPA to have an incremental benefit in future periods.

Investing Activities—Cash used in investing activities aggregated $64.0 million for the year ended December 31, 2011 as compared to $133.2 million for the year ended December 31, 2010. The decrease in investing activities compared to prior period is due primarily to the decrease in pharmacy acquisitions of $69.7 million for the year ended December 31, 2011 as compared to the prior period. The decrease in cost of acquisitions was partially offset by increased capital expenditures.

Cash used in investing activities aggregated $133.2 million for the year ended December 31, 2010, compared to $76.1 million for the year ended December 31, 2009. The increase in cash used in investing activities is due primarily to $70.6 million paid for Chem Rx and approximately $50.0 million paid for Lone Star compared to the $54.7 million used for 2009 acquisitions.

Financing Activities—Cash provided by financing activities aggregated $43.8 million for the year ended December 31, 2011. Cash used in financing activities aggregated $5.4 million for the year ended December 31, 2010. The increase is primarily due to additional borrowings and financing costs associated with the Credit Agreement entered into on May 2, 2011 and revolver borrowings to fund the aforementioned inventory purchases and acquisition.

Cash used in financing activities aggregated $5.4 million for the year ended December 31, 2010, as compared to cash provided by financing activities of $1.0 million for the year ended December 31, 2009. The decrease of $6.4 million is due to the common stock purchased by the Corporation of $10.6 million along with a revolving credit facility payment of $7.6 million for the year ended December 31, 2010. These uses of cash were partially offset by a borrowing on the revolving credit facility of $13.2 million.

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

The Corporation had a total of $250.0 million outstanding of term debt under the Credit Agreement and $50.0 million outstanding under the revolving portion of the Credit Agreement as of December 31, 2011. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2011 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $148.0 million as of December 31, 2011.

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, through the quarter ending December 31, 2012; cannot exceed 3.75:1.00 for each of the four quarters in the year ending December 31, 2013; and cannot exceed 3.50:1.00 for all remaining quarters through the expiration of the agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance proceeds) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

The financial covenant ratio and requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	>=3.00 to 1.00	<=4.00 to 1.00	<=3.00%
December 31, 2011	11.99	2.44	0.63%

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2011, the Corporation had $9.2 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (the “Amended Prime Vendor Agreement”). The Amended Prime Vendor Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope excepting modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

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

Information Technology Services Agreement

On July 31, 2007, the Corporation entered into an Information Technology Services Agreement with KHOI, a wholly owned subsidiary of Kindred. Pursuant to this IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years. The services provided by KHOI includes business services necessary to operate, manage and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management systems and payroll. The Corporation internally supports all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management, sales and marketing, medical records management, human resources, internal and external customer call center support and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $11.5 million, $11.1 million, and $10.8 million in fees to Kindred under the terms of the IT Services Agreement for the years ended December 31, 2009, 2010, and 2011, respectively.

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

The Corporation did not repurchase shares under this program during the year ended December 31, 2011. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 13,311 shares of certain vested awards for an aggregate price of approximately $0.2 million during the year ended December 31, 2011. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2011, the Corporation had a total of 1,350,128 shares held as treasury stock.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2011 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter
Operating activities:
Amended Prime Vendor Agreement (1)	$—	$—	$—	$—	$—	$—
Non-cancelable operating leases	14.4	11.9	7.5	5.8	4.4	13.6
Information Technology Services Agreement (2)	6.3	—	—	—	—	—
Financing activities:
Total debt and estimated interest (3) (4)	9.5	15.6	15.4	115.1	156.8	—

Totals	$30.2	$27.5	$22.9	$120.9	$161.2	$13.6

(1)	Under the Amended Prime Vendor Agreement the Corporation is required to purchase a certain percentage of its drug purchases through AmerisourceBergen through September 30, 2013.
(2)	The Information Technology Services Agreement expires on July 31, 2012 but will be automatically renewed for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination by the Corporation or KHOI.
(3)	At December 31, 2011, the Corporation had $50.0 million outstanding on the revolving credit facility and the balance is included in the 2016 column as a long-term obligation.
(4)	Estimated interest amounts do not include interest on the revolving credit facility.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2010 and 2011 (in millions, except where indicated):

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$448.3	$435.9	$427.7	$477.5	$519.6	$516.0	$503.0	$480.0
Hospital management revenues	13.9	14.6	15.4	14.0	15.5	15.7	15.7	15.6

Total revenues	462.2	450.5	443.1	491.5	535.1	531.7	518.7	495.6

Cost of goods sold:
Institutional pharmacy	386.8	380.1	372.8	416.9	455.9	441.6	429.6	405.9
Hospital management	12.1	12.8	13.5	12.0	13.5	13.7	13.8	13.8

Total cost of goods sold	398.9	392.9	386.3	428.9	469.4	455.3	443.4	419.7

Gross profit:
Institutional pharmacy	61.5	55.8	54.9	60.6	63.7	74.4	73.4	74.1
Hospital management	1.8	1.8	1.9	2.0	2.0	2.0	1.9	1.8

Total gross profit	63.3	57.6	56.8	62.6	65.7	76.4	75.3	75.9
Selling, general and administrative	44.8	43.0	43.3	49.5	51.6	55.1	54.7	53.5
Amortization expense	2.3	2.4	2.2	2.4	2.7	2.7	3.0	2.6
Impairment of intangible assets	—	—	—	—	—	—	5.1	—
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7	5.1	1.8	3.7

Operating income	15.0	3.0	8.9	8.9	6.7	13.5	10.7	16.1
Interest expense, net	0.9	0.8	0.9	1.0	1.1	2.6	2.6	2.5

Income before income taxes	14.1	2.2	8.0	7.9	5.6	10.9	8.1	13.6
Provision for income taxes	5.7	0.9	3.2	3.2	2.3	3.5	3.3	5.7

Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4	$4.8	$7.9

Earnings per common share (1):
Basic	$0.28	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16	$0.27
Diluted	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16	$0.27
Adjusted earnings per diluted common share (1)(2):	$0.29	$0.22	$0.21	$0.20	$0.21	$0.32	$0.31	$0.35
Shares used in computing earnings per common share:
Basic	30.4	30.4	30.0	29.2	29.3	29.3	29.4	29.4
Diluted	30.6	30.6	30.1	29.3	29.4	29.4	29.5	29.6
Balance sheet data:
Cash and cash equivalents	$73.5	$91.2	$96.7	$10.8	$12.3	$14.6	$10.3	$17.4
Working capital (3)	$331.3	$344.6	$341.9	$280.9	$295.5	$334.6	$336.7	$349.1
Goodwill (3)	$140.6	$140.4	$140.4	$179.4	$193.9	$186.8	$183.4	$214.2
Intangible assets, net	$88.8	$86.6	$84.8	$102.2	$100.3	$100.8	$93.1	$100.2
Total assets (3)	$720.3	$731.2	$721.5	$759.7	$784.7	$823.4	$787.6	$833.4
Long-term debt	$240.0	$240.0	$240.0	$245.6	$244.3	$274.0	$257.9	$300.0
Total stockholders’ equity	$380.2	$383.4	$378.2	$384.4	$389.2	$398.3	$404.5	$413.8

Supplemental information:
Adjusted EBITDA(2)	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3	$25.4	$27.6
Adjusted EBITDA Margin (2)	5.0%	4.3%	4.1%	3.6%	3.6%	4.9%	4.9%	5.6%
Adjusted EBTIDA per prescription dispensed	$2.39	$2.07	$2.04	$1.80	$1.78	$2.48	$2.45	$2.78
Net cash provided by (used in) operating activities	$24.7	$20.6	$23.5	$29.4	$5.4	$(5.1)	$12.0	$14.5
Net cash used in investing activities	$(2.3)	$(2.9)	$(7.2)	$(120.8)	$(2.4)	$(12.3)	$(3.1)	$(46.2)
Net cash provided by (used in) financing activities	$(0.1)	$—	$(10.8)	$5.5	$(1.5)	$19.7	$(13.2)	$38.8
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	9,664	9,316	8,949	9,897	10,769	10,607	10,357	9,944
Revenue per prescription dispensed	$46.39	$46.79	$47.79	$48.25	$48.25	$48.65	$48.57	$48.27
Gross profit per prescription dispensed	$6.36	$5.99	$6.13	$6.12	$5.92	$7.01	$7.09	$7.45
Gross profit percentage	13.7%	12.8%	12.8%	12.7%	12.3%	14.4%	14.6%	15.4%
Generic drug dispensing rate	74.5%	75.7%	75.9%	75.8%	77.1%	77.9%	78.3%	78.4%
Customer licensed beds under contract
Beginning of period	313,867	307,508	298,584	289,748	362,901	357,669	353,024	342,099
Additions—PharMerica Corporation	4,111	2,586	4,867	22,612	4,481	6,160	3,229	13,348
Additions—Chem Rx	—	—	—	61,773	998	392	905	947
Losses—PharMerica Corporation	(10,470)	(11,510)	(13,703)	(11,232)	(7,173)	(9,553)	(13,561)	(14,617)
Losses—Chem Rx	—	—	—	—	(3,538)	(1,644)	(1,498)	(2,279)

End of period	307,508	298,584	289,748	362,901	357,669	353,024	342,099	339,498

Hospital management contracts serviced	86	89	89	90	90	90	90	91

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)	See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings Per Diluted Common Share, and for Reconciliation of Net Income to Adjusted EBITDA and Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.

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

The Corporation calculates and uses adjusted earnings per diluted common share, which is exclusive of the impact of integration, merger and acquisition related costs and other charges, impairment of intangible assets, and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and earnings per diluted share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted earnings per diluted common share, which is exclusive of the impact of integration, merger and acquisition related costs and other charges, impairment of intangible assets, and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted common share as measured under GAAP. The impact of integration, merger and acquisition related costs and other charges, impairment of intangible assets, and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted earnings per diluted common share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4	$4.8	$7.9
Add:
Interest expense, net	0.9	0.8	0.9	1.0	1.1	2.6	2.6	2.5
Integration, merger and acquisition related costs and other charges	1.2	9.2	2.4	1.8	4.7	5.1	1.8	3.7
Provision for income taxes	5.7	0.9	3.2	3.2	2.3	3.5	3.3	5.7
Impairment of intangible assets	—	—	—	—	—	—	5.1	—
Depreciation and amortization expense	6.9	7.1	7.0	7.1	7.8	7.7	7.8	7.8

Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3	$25.4	$27.6

Adjusted EBITDA Margin	5.0%	4.3%	4.1%	3.6%	3.6%	4.9%	4.9%	5.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$23.1	$19.3	$18.3	$17.8	$19.2	$26.3	$25.4	$27.6
Interest expense, net	(0.9)	(0.8)	(0.9)	(1.0)	(1.1)	(2.6)	(2.6)	(2.5)
Provision for income taxes	(5.7)	(0.9)	(3.2)	(3.2)	(2.3)	(3.5)	(3.3)	(5.7)
Integration, merger and acquisition related costs and other charges	(1.1)	(8.8)	(2.3)	(1.8)	(4.4)	(4.7)	(1.3)	(3.4)
Provision for bad debt	3.8	4.6	4.5	5.6	5.4	5.8	6.4	7.2
Stock-based compensation	0.8	1.7	0.8	1.5	1.4	1.8	1.3	1.4
Amortization of deferred financing fees	0.2	0.1	0.1	0.2	0.2	0.3	0.2	0.1
Deferred income taxes	4.8	0.9	3.4	3.2	2.3	4.6	2.9	4.1
Loss on disposition of equipment	—	0.1	0.1	0.1	0.1	0.1	0.1	(0.2)
Other	0.1	(0.1)	—	—	—	—	(0.2)	0.4
Changes in assets and liabilities	(0.4)	4.5	2.7	7.0	(15.4)	(33.2)	(16.9)	(14.5)

Net Cash Flows provided by (used in) Operating Activities	$24.7	$20.6	$23.5	$29.4	$5.4	$(5.1)	$12.0	$14.5

Unaudited Reconciliation of Earnings Per Diluted Common Share to Adjusted Earnings Per Diluted Common Share

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Earnings per diluted common share	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16	$0.27
Add:
Diluted earnings per common share impact of:
Impairment of intangible assets	—	—	—	—	—	—	0.11	—
Integration, merger and acquisition related costs and other charges	0.02	0.18	0.05	0.04	0.09	0.12	0.04	0.07
Tax accounting matters	—	—	—	—	—	(0.04)	—	0.01

Adjusted earnings per diluted common share after impact of above items	$0.29	$0.22	$0.21	$0.20	$0.20	$0.33	$0.31	$0.35

Following Represent the Fourth Quarter 2011 Results compared to the Fourth Quarter 2010

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions):

	Quarter Ended
	December 31,		Increase		December 31,
	2010		(Decrease)		2011
	Amount	% of Total Revenues			Amount	% of Total Revenues
Net revenues:
Institutional Pharmacy	$477.5	97.2%	$2.5	0.5%	$480.0	96.9%
Hospital Management	14.0	2.8	1.6	11.4	15.6	3.1

Total net revenues	491.5	100.0	4.1	0.8	495.6	100.0

Cost of goods sold:
Institutional Pharmacy	416.9	84.9	(11.0)	(2.6)	405.9	81.9
Hospital Management	12.0	2.4	1.8	15.0	13.8	2.8

Total cost of goods sold	428.9	87.3	(9.2)	(2.1)	419.7	84.7

Gross profit:
Institutional Pharmacy	60.6	12.3	13.5	22.3	74.1	15.0
Hospital Management	2.0	0.4	(0.2)	(10.0)	1.8	0.3

Total gross profit	$62.6	12.7%	$13.3	21.2%	$75.9	15.3%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,897		47	0.5%	9,944
Revenue per prescription dispensed	$48.25		$0.02	NM %	$48.27
Gross profit per prescription dispensed	$6.12		$1.33	21.7%	$7.45
Institutional pharmacy gross margin	12.7%		2.7	21.3%	15.4%
Generic dispensing rate	75.8%		2.6	3.4%	78.4%
Customer licensed beds under contract
Beginning of period	289,748		52,351	18.1%	342,099
Additions—PharMerica Corporation	22,612		(9,264)	(41.0)	13,348
Additions—Chem Rx	61,773		(60,826)	(98.5)	947
Losses—PharMerica Corporation	(11,232)		(3,385)	(30.1)	(14,617)
Losses—Chem Rx	—		(2,279)	(100.0)	(2,279)

End of period	362,901		(23,403)	(6.4)%	339,498

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		1.0	1.1%	91

Revenues

Institutional pharmacy revenues increased $2.5 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010, due primarily to the Chem Rx and other pharmacy acquisitions having a full quarter impact in 2011 and only partial quarter in 2010. The increase of $2.5 million resulted from a favorable volume variance of approximately $2.3 million or 47,000 additional prescriptions dispensed and a favorable rate variance of approximately $0.2 million or $0.02 increase per prescription dispensed. The rate variance was comprised of approximately $34.0 million due to inflation on drugs dispensed between periods offset by $33.8 million due to the increase in the generic dispensing rate from 75.8% to 78.4% and certain pricing concessions. The favorable volume variance of approximately $2.3 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management revenues of $1.6 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to an increase in the number of hospital management contacts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $11.0 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to a decrease in overall total drug costs as a percent of revenues of 317 bps due primarily to the increased generic dispensing rate, which has improved margins, and higher generic rebates as a result of the Amended Prime Vendor Agreement. Other costs included in cost of goods sold increased as a percentage of revenues 47 bps, of which the increase primarily related to increased salaries and wages expenses of 24 bps and contracted services of 12 bps.

The increase in hospital management cost of goods sold of $1.8 million was due to the additional hospital management contract serviced during the period.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2010		Increase (Decrease)		December 31, 2011
	Amount	% of Total Revenues			Amount	% of Total Revenues
Gross profit and operating expenses:
Total gross profit	$62.6	12.7%	$13.3	21.2%	$75.9	15.3%
Selling, general and administrative expenses	49.5	10.1	4.0	8.1	53.5	10.8
Amortization expense	2.4	0.5	0.2	8.3	2.6	0.5
Integration, merger related costs and other charges	1.8	0.3	1.9	105.6	3.7	0.7
Interest expense, net	1.0	0.2	1.5	150.0	2.5	0.5

Income before provision for income taxes	7.9	1.6	5.7	72.2	13.6	2.8
Provision for income taxes	3.2	0.6	2.5	78.1	5.7	1.2

Net income	$4.7	1.0%	$3.2	68.1%	$7.9	1.6%

Institutional pharmacy gross profit for the three months ended December 31, 2011 was $74.1 million or $7.45 per prescription dispensed compared to $60.6 million or $6.12 per prescription dispensed for the three months ended December 31, 2010. Institutional pharmacy gross profit margin for the three months ended December 31, 2011 was 15.4% compared to 12.7% for the three months ended December 31, 2010. Gross profit margin was positively impacted by higher margins on certain brand-name drugs which recently went generic and better pricing terms as a result of the Amended Prime Vendor Agreement partially offset by certain pricing concessions. The increase in gross profit dollars was a result of these factors as well as the Chem Rx and other pharmacy acquisitions having a full quarter impact in 2011 and only partial quarter in 2010.

The decrease in hospital management gross profit of $0.2 million for the three months ended December 31, 2011 as compared to December 31, 2010 was due to higher costs associated with the additional contract served in 2011.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	December 31, 2010		Increase (Decrease)		December 31, 2011
		% of				% of Total Revenues
	Amount	Total Revenues			Amount
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$24.7	5.0%	$0.6	2.4%	$25.3	5.1%
Contracted services	3.7	0.8	—	—	3.7	0.7
Provision for doubtful accounts	5.6	1.1	1.6	28.6	7.2	1.5
Supplies	1.8	0.4	(0.1)	(5.6)	1.7	0.3
Travel expenses	1.3	0.3	0.1	7.7	1.4	0.3
Professional fees	2.6	0.5	1.6	61.5	4.2	0.9
Stock-based compensation	1.5	0.3	(0.1)	(6.7)	1.4	0.3
Depreciation	2.3	0.5	0.2	8.7	2.5	0.5
Rent	1.0	0.2	—	—	1.0	0.2
Maintenance	0.8	0.2	(0.2)	(25.0)	0.6	0.1
Other costs	4.2	0.8	0.3	7.1	4.5	0.9

Total selling general and administrative expenses	$49.5	10.1%	$4.0	8.1%	$53.5	10.8%

Selling, general and administrative expenses increased $4.0 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The increase of $4.0 million is due to an increase in bad debt expense of $1.6 million and higher labor costs of $0.6 million primarily as a result of the Chem Rx and other pharmacy acquisitions having a full quarter impact in 2011 and only partial quarter in 2010. Professional fees increased $1.6 million due to the increase in legal related fees. All other costs included in selling, general and administrative expenses increased approximately $0.2 million as a result of the acquisitions.

Depreciation and Amortization (Dollars in millions)

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended
	December 31, 2010		December 31, 2011
		% of Total Revenues		% of Total Revenues
	Amount		Amount
Leasehold improvements	$0.4	0.1%	$0.5	0.1%
Equipment and software	4.1	0.9	4.4	0.9
Leased equipment	0.2	NM	0.3	NM

Total depreciation expense	$4.7	1.0%	$5.2	1.0%

Depreciation expense recorded in cost of goods sold	$2.4	0.5%	$2.7	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.5	2.5	0.5

Total depreciation expense	$4.7	1.0%	$5.2	1.0%

Total capital expenditures	$3.8	0.8%	$3.8	0.8%

Depreciation expense increased $0.5 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 as a result of the Chem Rx and other pharmacy acquisitions having a full quarter impact in 2011 and only partial quarter in 2010.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	December 31, 2010		December 31, 2011
		% of Total Revenues		% of Total Revenues
	Amount		Amount
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.4	0.1	0.5	0.1
Customer relationships	1.6	0.3	1.7	0.3

Total amortization expense	$2.4	0.5%	$2.6	0.5%

Amortization expense increased $0.2 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 as a result of the Chem Rx and other pharmacy acquisitions having a full quarter impact in 2011 and only partial quarter in 2010.

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions, except per share amounts)

	Quarter Ended
	December 31, 2010	December 31, 2011
Integration costs and other charges:
Tender offer costs	$—	$1.7
Professional and advisory fees	0.1	0.3
General and administrative	0.2	—
Employee costs	0.1	—
Facility costs	0.2	—
Other costs	(0.1)	—

	0.5	2.0

Acquisition related costs:
Professional and advisory fees	2.4	0.8
General and administrative	0.4	0.1
Employee costs	0.2	0.4
Severance costs	—	0.1
Facility costs	—	0.2
Contingent Consideration	(1.7)	—
Other	—	0.1

	1.3	1.7

Total integration, merger related costs and other charges	$1.8	$3.7

Negative effect on earnings per diluted common share	$(0.04)	$(0.07)

The Corporation incurred integration, costs and other charges during the three months ended December 31, 2010 and 2011 related to costs to convert data and integrate systems. Integration costs and other charges increased $1.5 million for the three months ended December 30, 2011 compared to the three months ended December 31, 2010.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months ended December 31, 2011, $1.7 million of tender offer costs were incurred. The Corporation anticipates that significant additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

Acquisition costs were higher in the three months ended December 31, 2011 compared to three months ended December 31, 2010 due to the continuing costs associated with the Chem Rx and other pharmacy acquisitions, along with the $1.7 million reversal for the contingent consideration in 2010.

Interest Expense (Dollars in millions)

	Quarter Ended
	December 31, 2010	December 31, 2011
	Amount	Amount
Interest expense, net:
Term Debt	$0.7	$2.0
Revolving credit facility	0.1	0.4

Subtotal (including commitment fees and letters of credit fees)	0.8	2.4
Other:
Interest expense (income)	—	—
Amortization of deferred financing fees	0.2	0.1

Total interest expense, net	$1.0	$2.5

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.26%	0.29%
LIBOR—1 month, at beginning of period	0.26%	0.24%
LIBOR—1 month, at end of period	0.26%	0.30%
LIBOR—3 months, at beginning of period	0.29%	0.37%
LIBOR—3 months, at end of period	0.30%	0.58%

Interest expense increased $1.5 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, due to the increase in long-term debt and the revolving credit facility, along with higher interest rates during the period. The Corporation’s interest rate on its borrowings increased from LIBOR plus 1.0% at December 31, 2010 to LIBOR plus 2.75% at December 31, 2011 due to the Corporation’s refinancing activities in the second quarter of 2011, which paid off the 2007 credit agreement and replaced it with the new Credit Agreement dated as of May 2, 2011. Long-term debt, including current portion, was $245.6 million and $300.0 million as of December 31, 2010 and December 31, 2011, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended
	December 31, 2010	December 31, 2011
Tax provision	$3.2	$5.7

Total provision as a percentage of pre-tax income	39.6%	41.8%

Our effective tax rate for the three months ended December 31, 2011 was 41.8%, comprised of the 35.0% federal rate, 4.5% for the state rate, and 2.3% for the permanent differences and other discrete items. Our effective tax rate for the three months ended December 31, 2010 was 39.6%, comprised of the 35.0% federal rate, 4.6 % for the state rate, and no net impact for the permanent differences and other discrete items. Excluding the impact of the discrete items, our effective tax rates would have been 40.5% and 40.4% for the three months ended December 31, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2010 and 2011 (dollars in millions):

	Quarter Ended
	December 31, 2010	December 31, 2011
Cash flows provided by (used in) operating activities:
Net income	$4.7	$7.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.7	5.2
Amortization	2.4	2.6
Integration, merger and acquisition related costs and other charges	—	0.3
Stock-based compensation	1.5	1.4
Amortization of deferred financing fees	0.2	0.1
Deferred income taxes	3.2	4.1
Loss on disposition of equipment	0.1	(0.2)
Other	—	0.4
Change in operating assets and liabilities:
Accounts receivable, net	7.1	11.3
Inventory	3.6	(9.2)
Prepaids and other assets	(0.2)	(2.8)
Accounts payable	10.8	(3.7)
Salaries, wages and other compensation	(5.9)	(0.5)
Other accrued and long-term liabilities	(2.8)	(2.4)

Net cash provided by operating activities	29.4	14.5

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.8)	(3.8)
Acquisitions, net of cash acquired	(117.1)	(42.5)
Cash proceeds from sale of assets	0.1	0.1

Net cash used in investing activities	(120.8)	(46.2)

Cash flows provided by (used in) financing activities:
Net Activity of long-term revolving credit facility	5.6	39.0
Repayments of capital lease obligations	(0.2)	(0.1)
Issuance of common stock	—	—
Treasury stock at cost	(0.1)	(0.1)
Tax benefit from stock-based compensation	0.2	—

Net cash provided by financing activities	5.5	38.8

Change in cash and cash equivalents	(85.9)	7.1
Cash and cash equivalents at beginning of period	96.7	10.3

Cash and cash equivalents at end of period	$10.8	$17.4

Supplemental information:
Cash paid for interest	$0.9	$2.5

Cash paid for taxes	$—	$0.4

Cash provided by operating activities would have been $31.8 million for the three months ended December 31, 2011, as adjusted for the items shown in the table below. Cash provided by operating activities decreased as a result of an increase in inventory purchases and an increase in rebate receivable. The increase in inventory is a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices and the increase in rebates receivable relates to the AmerisourceBergen Amended Prime Vendor Agreement.

	Quarter Ended
	December 31, 2010	December 31, 2011
Net cash provided by operating activities	$29.4	$14.5
Increase in inventory due to branded pharmaceutical purchasing practices and rebate receivables due from AmerisourceBergen	—	17.3

Adjusted cash provided by operating activities	$29.4	$31.8

Following Represents the Fourth Quarter 2011 Results compared to the Third Quarter 2011

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except where indicated):

	Quarter Ended
	September 30, 2011		Increase (Decrease)		December 31, 2011
	Amount	% of Total Revenues			Amount	% of Total Revenues
Net revenues:
Institutional Pharmacy	$503.0	97.0%	$(23.0)	(4.6)%	$480.0	96.9%
Hospital Management	15.7	3.0	(0.1)	(0.6)	15.6	3.1

Total net revenues	518.7	100.0	(23.1)	(4.5)	495.6	100.0

Cost of goods sold:
Institutional Pharmacy	429.6	82.8	(23.7)	(5.5)	405.9	81.9
Hospital Management	13.8	2.7	—	—	13.8	2.8

Total cost of goods sold	443.4	85.5	(23.7)	(5.3)	419.7	84.7

Gross profit:
Institutional Pharmacy	73.4	14.2	0.7	1.0	74.1	15.0
Hospital Management	1.9	0.3	(0.1)	(5.3)	1.8	0.3

Total gross profit	$75.3	14.5%	$0.6	0.8%	$75.9	15.3%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,357		(413)	(4.0)%	9,944
Revenue per prescription dispensed	$48.57		$(0.30)	(0.6)%	$48.27
Gross profit per prescription dispensed	$7.09		$0.36	5.1%	$7.45
Institutional pharmacy gross margin	14.6%		0.80	5.5%	15.4%
Generic dispensing rate	78.3%		0.1	0.1%	78.4%
Customer licensed beds under contract
Beginning of period	353,024		(10,925)	(3.1)%	342,099
Additions—PharMerica Corporation	3,229		10,119	313.4	13,348
Additions—Chem Rx	905		42	4.6	947
Losses—PharMerica Corporation	(13,561)		(1,056)	(7.8)	(14,617)
Losses—Chem Rx	(1,498)		(781)	(52.1)	(2,279)

End of period	342,099		(2,601)	(0.8)%	339,498

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		1.0	1.1%	91

Revenues

Institutional pharmacy revenues decreased $23.0 million for the three months ended December 31, 2011 compared to the three months ended September 30, 2011, due primarily to the decline in customer licensed beds of 2,601. The decrease of $23.0 million resulted from an unfavorable volume variance of approximately $20.0 million or 413,000 less prescriptions dispensed and an unfavorable rate variance of approximately $3.0 million or $0.30 decrease per prescription dispensed. The rate variance was comprised of approximately $0.3 million due to deflation on drugs dispensed between periods and by $2.7 million due to the increase in the generic dispensing rate from 78.3% to 78.4% and certain pricing concessions.

The decrease in hospital management revenues of $0.1 million for the three months ended December 31, 2011 compared to the three months ended September 30, 2011 was primarily due to an overall reduction in pass through costs partially offset by an increase in the number of contracts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $23.7 million for the three months ended December 31, 2011 compared to the three months ended September 30, 2011 primarily due to a decrease in overall total drug costs as a percent of revenues of 105 bps due primarily to the increased generic dispensing rate, which has improved margins, and higher generic rebates as a result of the Amended Prime Vendor Agreement. Other costs included in cost of goods sold increased as a percentage of revenues 25 bps.

Hospital management cost of goods sold remained unchanged for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	September 30, 2011		Increase (Decrease)		December 31, 2011
	Amount	% of Total Revenues			Amount	% of Total Revenues
Gross profit and operating expenses:
Total gross profit	$75.3	14.5%	$0.6	0.8%	$75.9	15.3%
Selling, general and administrative expenses	54.7	10.5	(1.2)	(2.2)	53.5	10.8
Amortization expense	3.0	0.6	(0.4)	(13.3)	2.6	0.5
Impairment of intangible assets	5.1	1.0	(5.1)	(100.0)	—	—
Integration, merger related costs and other charges	1.8	0.3	1.9	105.6	3.7	0.7
Interest expense, net	2.6	0.5	(0.1)	(3.8)	2.5	0.5

Income before provision for income taxes	8.1	1.6	5.5	67.9	13.6	2.8
Provision for income taxes	3.3	0.6	2.4	72.7	5.7	1.2

Net income	$4.8	1.0%	$3.1	64.6%	$7.9	1.6%

Institutional pharmacy gross profit for the three months ended December 31, 2011 was $74.1 million or $7.45 per prescription dispensed compared to $73.4 million or $7.09 per prescription dispensed for the three months ended September 30, 2011. The increase in gross profit was due primarily to the increase in generic rebates for the period due to the additional brand to generic conversions. Institutional pharmacy gross profit margin for the three months ended December 31, 2011 was 15.4% compared to 14.6% for the three months ended September 30, 2011. Gross profit margin was positively impacted by higher generic rebates and better pricing terms as a result of the Amended Prime Vendor Agreement partially offset by certain pricing concessions.

Hospital management gross profit decreased $0.1 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011 due to the decrease in revenue referred to above.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	September 30, 2011		Increase (Decrease)		December 31, 2011
	Amount	% of Total Revenues			Amount	% of Total Revenues
Selling, general and administrative expenses:
Total wages, benefits and contract labor	$28.7	5.5%	$(3.4)	(11.8)%	$25.3	5.1%
Contracted services	3.8	0.7	(0.1)	(2.6)	3.7	0.7
Provision for doubtful accounts	6.4	1.2	0.8	12.5	7.2	1.5
Supplies	1.4	0.3	0.3	21.4	1.7	0.3
Travel expenses	1.2	0.2	0.2	16.7	1.4	0.3
Professional fees	3.8	0.7	0.4	10.5	4.2	0.9
Stock-based compensation	1.3	0.3	0.1	7.7	1.4	0.3
Depreciation	2.3	0.4	0.2	8.7	2.5	0.5
Rent	1.2	0.2	(0.2)	(16.7)	1.0	0.2
Maintenance	0.6	0.1	—	—	0.6	0.1
Other costs	4.0	0.9	0.5	12.5	4.5	0.9

Total selling general and administrative expenses	$54.7	10.5%	$(1.2)	(2.2)%	$53.5	10.8%

Selling, general and administrative expenses decreased $1.2 million for the three months ended December 31, 2011, compared to the three months ended September 30, 2011. The decrease of $1.2 million is due primarily to a decrease in salaries and wages expense of $3.4 million and rent costs of $0.2 million, partially offset by increase in bad debt expense of $0.8 million. Professional fees also increased $0.4 million due to the increase in legal related fees. All other costs included in selling, general and administrative expenses increased approximately $1.2 million.

Depreciation and Amortization (Dollars in millions)

Depreciation expense for the periods presented is as follows:

	Quarter Ended
	September 30, 2011		December 31, 2011
	Amount	% of Total Revenues	Amount	% of Total Revenues
Leasehold improvements	$0.4	0.1%	$0.5	0.1%
Equipment and software	4.3	0.8	4.4	0.9
Leased equipment	0.1	NM	0.3	NM

Total depreciation expense	$4.8	0.9%	$5.2	1.0%

Depreciation expense recorded in cost of goods sold	$2.5	0.5%	$2.7	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.4	2.5	0.5

Total depreciation expense	$4.8	0.9%	$5.2	1.0%

Total capital expenditures	$3.2	0.6%	$3.8	0.8%

Depreciation expense increased $0.4 million for the three months ended December 31, 2011, compared to the three months ended September 30, 2011.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows:

	Quarter Ended
	September 30, 2011		December 31, 2011
	Amount	% of Revenues	Amount	% of Revenues
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.5	0.1
Customer relationships	2.1	0.4	1.7	0.3

Total amortization expense	$3.0	0.6%	$2.6	0.5%

Amortization expense decreased $0.4 million for the three months ended December 31, 2011, compared to the three months ended September 30, 2011 as a result of certain intangibles impaired in the third quarter 2011, therefore no amortization expense was recognized in the fourth quarter 2011 on those intangibles.

Impairment of Intangible Assets

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted common share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions, except per share amounts)

	Quarter Ended
	September 30, 2011	December 31, 2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$(2.0)	$—
Tender offer costs	1.1	1.7
Professional and advisory fees	0.2	0.3
Facility costs	0.3	—
Other costs	0.1	—

	(0.3)	2.0

Acquisition related costs:
Professional and advisory fees	0.9	0.8
General and administrative	0.1	0.1
Employee costs	0.5	0.4
Severance costs	0.2	0.1
Facility costs	0.3	0.2
Other costs	0.1	0.1

	2.1	1.7

Total integration, merger and acquisition related costs and other charges	$1.8	$3.7

Negative effect on earnings per diluted share	$(0.04)	$(0.07)

The Corporation incurred integration, costs and other charges during the three months ended December 31, 2011 and September 30, 2011 related to costs to convert data and integrate systems. Integration costs and other charges increased $2.3 million for the three months ended December 30, 2011 compared to the three months ended September 30, 2011. During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in the third quarter 2010.

Acquisition costs were lower in the three months ended December 31, 2011 compared to three months ended September 30, 2011 due to the timing of the costs associated with the pharmacy acquisition in the fourth quarter 2011.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months ended September 30, 2011 and December 31, 2011 $1.1 million and $1.7 million, respectively, of tender offer costs were incurred. The Corporation anticipates that significant additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

Interest Expense (Dollars in millions)

	Quarter Ended
	September 30, 2011	December 31, 2011
Interest expense, net:
Term Debt	$1.8	$2.0
Revolving credit facility	0.6	0.4

Subtotal (including commitment fees and letters of credit fees)	2.4	2.4
Other:
Interest expense (income)	—	—
Amortization of deferred financing fees	0.2	0.1

Total interest expense, net	$2.6	$2.5

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.49%	0.29%
LIBOR—1 month, at beginning of period	0.19%	0.24%
LIBOR—1 month, at end of period	0.24%	0.30%
LIBOR—3 months, at beginning of period	0.25%	0.37%
LIBOR—3 months, at end of period	0.37%	0.58%

Interest expense decreased $0.1 million for the three ended December 31, 2011, compared to the three months ended September 30, 2011 due to fewer borrowings on the revolving credit facility through the period.

Tax Provision (Dollars in millions)

	Quarter Ended
	September 30, 2011	December 31, 2011
Tax provision	$3.3	$5.7

Total provision as a percentage of pre-tax income	40.9%	41.8%

Our effective tax rate for the three months ended December 31, 2011 was 41.8%, comprised of the 35.0% federal rate, 4.5% for the state rate, and 2.3% for the permanent differences and other discrete items. Our effective tax rate for the three months ended September 30, 2011 was 40.9%, comprised of the 35.0% federal rate, 4.5 % for the state rate, and 1.4% for the permanent differences and other discrete items.

The effective rate, excluding the discrete items, for the period ended December 31, 2011 would have been 40.5%, comprised of the 35.0% federal rate, 4.5 % for the state rate, and 1.0% for permanent items. The rate for the period ended September 30, 2011 was unfavorably impacted by certain discrete items without which the effective rate would have been 40.5%.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended September 30, 2011 and December 31, 2011 (dollars in millions):

	Quarter Ended
	September 30, 2011	December 31, 2011
Cash flows provided by (used in) operating activities:
Net income	$4.8	$7.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	5.2
Amortization	3.0	2.6
Impairment charge	5.1	—
Integration, merger and acquisition related costs and other charges	0.5	0.3
Stock-based compensation	1.3	1.4
Amortization of deferred financing fees	0.2	0.1
Deferred income taxes	2.9	4.1
Loss on disposition of equipment	0.1	(0.2)
Other	(0.2)	0.4
Change in operating assets and liabilities:
Accounts receivable, net	6.1	11.3
Inventory	10.8	(9.2)
Prepaids and other assets	1.9	(2.8)
Accounts payable	(28.3)	(3.7)
Salaries, wages and other compensation	(0.9)	(0.5)
Other accrued and long-term liabilities	(0.1)	(2.4)

Net cash provided by operating activies	12.0	14.5

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.2)	(3.8)
Acquisitions, net of cash acquired	—	(42.5)
Proceeds from sale of assets	0.1	0.1

Net cash used in investing activities	(3.1)	(46.2)

Cash flows provided by (used in) financing activities:
Net Activity of long-term revolving credit facility	(13.0)	39.0
Repayments of capital lease obligations	(0.3)	(0.1)
Issuance of common stock	0.1	—
Treasury stock at cost	—	(0.1)

Net cash (used in) provided by financing activities	(13.2)	38.8

Change in cash and cash equivalents	(4.3)	7.1
Cash and cash equivalents at beginning of period	14.6	10.3

Cash and cash equivalents at end of period	$10.3	$17.4

Supplemental information:
Cash paid for interest	$2.6	$2.5

Cash paid (refund) for taxes	$(0.2)	$0.4

Cash provided by operating activities would have been $31.8 million for the three months ended December 31, 2011 as compared to $30.6 million for the three months ended September 30, 2011, as adjusted for the items shown in the table below. Cash provided by operating activities increased $29.6 million for the three months ended December 31, 2011 as compared to the three months ended September 30, 2011 due to an additional payment made to AmerisourceBergen in the third quarter. Cash provided by operating activities decreased during the fourth quarter of 2011 due to an increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices, whereas in the third quarter of 2011 inventory purchases decreased. Cash provided by operating activities also decreased for the three months ended December 31, 2011 and September 30, 2011, due to an increase in rebate receivables relating to the AmerisourceBergen Amended Prime Vendor Agreement. As shown in the table below, cash from operating activities adjusted for these items would have aggregated $31.8 million as compared to $30.6 million for the three months ended December 31, 2011 and September 30, 2011, respectively.

	Quarter Ended
	September 30, 2011	December 31, 2011
Net cash provided by operating activities	$12.0	$14.5
Additional payment to AmerisourceBergen due to additional Friday	29.6	—
(Decrease) Increase in inventory due to branded pharmaceutical purchasing practices and increase in rebate receivables due from AmerisourceBergen	(11.0)	17.3

Adjusted cash provided by operating activities	$30.6	$31.8

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On May 2, 2011, the Corporation entered into the Credit Agreement. The Credit Agreement replaced the $425.0 million five-year credit agreement dated as of July 31, 2007. The Credit Agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBO Rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, and the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. As of December 31, 2011, borrowing under the Credit Agreement bore interest at a rate of 3.05% per annum based upon the one month adjusted LIBO rate and the revolving credit facility bore interest at a rate of 5.00% per annum based upon the prime rate.

Based upon the amount of variable rate debt outstanding as of December 31, 2011, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $3.0 million on an annual basis. The estimated change to the Corporation’s interest expense is determined by considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PharMerica Corporation:

We have audited the accompanying consolidated balance sheets of PharMerica Corporation and subsidiaries (the Corporation) as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2011. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PharMerica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the Pharmacy Management Group acquisition from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Corporation on December 31, 2011. We have also excluded the Pharmacy Management Group acquisition from our audit of internal control over financial reporting. The total assets of Pharmacy Management Group represent 5.7% of the related consolidated balance sheet amount as of December 31, 2011.

/s/ KPMG LLP

Louisville, Kentucky

February 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PharMerica Corporation:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of PharMerica Corporation and its subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 4, 2010

PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2009, 2010 and 2011

(In millions, except share and per share amounts)

	2009	2010	2011
Revenues	$1,841.2	$1,847.3	$2,081.1
Cost of goods sold	1,565.7	1,607.0	1,787.8

Gross profit	275.5	240.3	293.3
Selling, general and administrative expenses	190.8	180.6	214.9
Amortization expense	9.0	9.3	11.0
Impairment of intangible assets	—	—	5.1
Integration, merger and acquisition related costs and other charges	5.2	14.6	15.3

Operating income	70.5	35.8	47.0
Interest expense, net	9.4	3.6	8.8

Income before income taxes	61.1	32.2	38.2
Provision for income taxes	18.9	13.0	14.8

Net income	$42.2	$19.2	$23.4

Earnings per common share:
Basic	$1.39	$0.64	$0.80
Diluted	$1.39	$0.64	$0.79

Shares used in computing earnings per common share:
Basic	30,266,272	30,007,268	29,343,221
Diluted	30,402,768	30,133,031	29,468,452

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2011

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$17.4
Accounts receivable, net	236.9	232.4
Inventory	88.4	130.5
Deferred tax assets, net	23.5	36.5
Prepaids and other assets	24.6	34.5

	384.2	451.3

Equipment and leasehold improvements	136.0	145.0
Accumulated depreciation	(76.5)	(92.6)

	59.5	52.4

Deferred tax assets, net	28.7	0.6
Goodwill	179.4	214.2
Intangible assets, net	102.2	100.2
Other	5.7	14.7

	$759.7	$833.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.2	$54.1
Salaries, wages and other compensation	22.0	35.1
Current portion of long-term debt	—	6.3
Other accrued liabilities	7.1	6.7

	103.3	102.2

Long-term debt	245.6	293.7
Other long-term liabilities	26.4	23.7
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2010 and 2011	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,696,261 and 30,794,000 shares issued as of December 31, 2010 and 2011, respectively	0.3	0.3
Capital in excess of par value	349.7	355.9
Retained earnings	45.0	68.4
Treasury stock at cost, 1,336,817 and 1,350,128 shares at December 31, 2010 and December 31, 2011, respectively	(10.6)	(10.8)

	384.4	413.8

	$759.7	$833.4

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2010 and 2011

(In millions)

	2009	2010	2011
Cash flows provided by (used in) operating activities:
Net income	$42.2	$19.2	$23.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18.0	18.8	20.1
Amortization	9.0	9.3	11.0
Impairment charge	—	—	5.1
Integration, merger and acquisition related costs and other charges	0.4	0.6	1.5
Stock-based compensation	4.6	4.8	5.9
Amortization of deferred financing fees	0.4	0.6	0.8
Deferred income taxes	19.7	12.3	13.9
Loss on disposition of equipment	0.3	0.3	0.1
Other	(0.3)	—	0.2
Change in operating assets and liabilities:
Accounts receivable, net	11.3	28.4	9.1
Inventory	(2.4)	8.1	(38.3)
Prepaids and other assets	(6.2)	4.6	(9.7)
Accounts payable	(1.2)	1.5	(25.0)
Salaries, wages and other compensation	(9.8)	(11.2)	11.1
Other accrued liabilities	(1.0)	0.9	(2.4)

Net cash provided by operating activities	85.0	98.2	26.8

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(21.6)	(12.6)	(13.2)
Acquisitions, net of cash acquired	(54.7)	(120.7)	(51.0)
Cash proceeds from sale of assets	0.1	0.1	0.2
Other	0.1	—	—

Net cash used in investing activities	(76.1)	(133.2)	(64.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	—	(240.0)
Proceeds from long-term debt	—	—	250.0
Net activity of long-term revolving credit facility	—	5.6	44.4
Payment of debt issuance costs	—	—	(9.8)
Repayments of capital lease obligations	(0.6)	(0.7)	(0.8)
Issuance of common stock	1.4	0.3	0.2
Treasury stock at cost	—	(10.6)	(0.2)
Tax benefit from stock-based compensation	0.2	—	—

Net cash provided by (used in) financing activities	1.0	(5.4)	43.8

Change in cash and cash equivalents	9.9	(40.4)	6.6
Cash and cash equivalents at beginning of period	41.3	51.2	10.8

Cash and cash equivalents at end of period	$51.2	$10.8	$17.4

Supplemental information:
Cash paid for interest	$11.2	$3.2	$7.6

Cash paid for taxes	$1.6	$0.4	$0.5

Supplemental schedule of non-cash activities:
Fair value of assets acquired	$(1.5)	$—	$—

Capital lease obligations	$1.8	$0.4	$—

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2010 and 2011

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2008	30,477,558	$0.3	$338.7	$(2.8)	$(16.4)	$—	$319.8

Comprehensive income:
Net income				—	42.2		42.2
Change in fair value of interest rate swap, net				2.8	—		2.8

Total comprehensive income				2.8	42.2		45.0

Grant and forfeiture of non-vested restricted stock	34,964	—	—	—	—	—	—
Exercise of stock options	107,308	—	1.4	—	—	—	1.4
Stock-based compensation—non-vested restricted stock	—	—	2.5	—	—	—	2.5
Stock-based compensation—stock options	—	—	2.1	—	—	—	2.1
Income tax benefit in connection with the issuance of common stock under stock-based compensation plans	—	—	0.1	—	—	—	0.1

Balance at December 31, 2009	30,619,830	$0.3	$344.8	$—	$25.8	$—	$370.9

Comprehensive income:
Net income				—	19.2		19.2

Total comprehensive income				—	19.2		19.2

Exercise of stock options and tax components of stock-based awards, net	22,072	—	0.1	—	—	—	0.1
Vested restricted stock units	49,664	—	—	—	—	—	—
Vested performance share units	4,695	—	—	—	—	—	—
Treasury stock at cost	(1,336,817)	—	—	—	—	(10.6)	(10.6)
Stock-based compensation—non-vested restricted stock	—	—	2.2	—	—	—	2.2
Stock-based compensation—stock options	—	—	2.6	—	—	—	2.6

Balance at December 31, 2010	29,359,444	$0.3	$349.7	$—	$45.0	$(10.6)	$384.4

Comprehensive income:
Net income				—	23.4		23.4

Total comprehensive income				—	23.4		23.4

Exercise of stock options and tax components of stock-based awards, net	18,713	—	0.3	—	—	—	0.3
Vested restricted stock units	79,026	—	—	—	—	—	—
Treasury stock at cost	(13,311)	—	—	—	—	(0.2)	(0.2)
Stock-based compensation—non-vested restricted stock	—	—	3.5	—	—	—	3.5
Stock-based compensation—stock options	—	—	2.4	—	—	—	2.4

Balance at December 31, 2011	29,443,872	$0.3	$355.9	$—	$68.4	$(10.8)	$413.8

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States, operating 95 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 91 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, accounting for income taxes and stock-based compensation. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as the impact of Omnicare’s unsolicited tender offer, the impact of litigation by Omnicare and other stockholders relating to Omnicare’s unsolicited tender offer, overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation and/or its customers; the overall financial condition of the Corporation’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/regulatory inquiries; delays or difficulties in integrating acquired businesses; other contingent liabilities; changes in international economic and political conditions; changes in interest rates; changes in tax laws and regulations; access to capital and financing; the demand for the Corporation’s products and services; pricing and other competitive factors in the industry; changes in manufacturers’ rebate programs; shifts in demand for generic drug equivalents; changes in insurance claims experience and related assumptions; variations in costs or expenses; and changes in accounting rules and standards.

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. After careful consideration and consultation with the Corporation’s financial and legal advisors, the Corporation’s Board of Directors determined unanimously that Omnicare’s proposal undervalues the Corporation and was not in the best interests of the Corporation’s stockholders. On September 7, 2011, Omnicare, through its wholly-owned subsidiary, Philadelphia Acquisition Sub, Inc., commenced an unsolicited tender offer to purchase all of the outstanding shares of the Corporation’s common stock at $15.00 per share. On September 18, 2011, the Board again met with

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

its financial and legal advisors, and after careful consideration, the Corporation’s Board of Directors again unanimously recommended that the Corporation’s stockholders reject the offer and not tender their shares of the Corporation’s common stock because the Corporation’s Board of Directors believes that Omnicare’s tender offer (i) undervalues the Corporation and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value. On September 20, 2011, the Corporation filed with the Securities and Exchange Commission (“SEC”) a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of the Corporation’s Board of Directors in response to Omnicare’s tender offer and the reasons it rejected the offer. See Note 6 Commitments and Contingencies for a discussion of certain litigation commenced in respect of Omnicare’s tender offer and related actions. On October 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, December 2, 2011, unless further extended. On December 5, 2011, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, January 20, 2012, unless further extended. On January 19, 2012, Omnicare extended the expiration date of its tender offer until 5:00 p.m., New York City time, on Friday, January 27, 2012, unless further extended. On January 27, 2012, Omnicare extended the expiration of its tender offer until 5:00 p.m., New York City time, on Friday, February 17, 2012, unless further extended.

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

Pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the “HSR Act”), Omnicare filed a Notification and Report Form with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer. On September 22, 2011, Omnicare also received a request for additional information from the FTC relating to the tender offer (the “Second Request”). The Second Request

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

extended the waiting period under the HSR Act for 10 calendar days after the date Omnicare certified substantial compliance with the Second Request issued to Omnicare. On September 30, 2011, the FTC also issued a subpoena and civil investigative demand to the Corporation covering the same subject matter as the Second Request. The Corporation has produced a considerable amount of material in response to the FTC requests.

On November 18, 2011 Omnicare certified to the FTC that it had substantially complied with the Second Request. On November 18, 2011, Omnicare also executed a timing agreement with the FTC pursuant to which Omnicare agreed (i) to provide 14 days notice to the FTC prior to consummating its proposed acquisition and (ii) not to consummate its proposed acquisition prior to December 19, 2011 without the consent of the FTC. On December 2, 2011, Omnicare agreed with the FTC to extend the date prior to which Omnicare will not consummate its proposed acquisition to January 19, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 10, 2012, Omnicare agreed with the FTC that it will not consummate its proposed acquisition prior to January 26, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 27, 2012, the FTC issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. The case is scheduled to be heard before an administrative law judge at the FTC in June 2012.

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

In connection with these matters, for the year ended December 31, 2011, the Corporation expensed $2.8 million of legal and advisory fees, which are included in integration, merger and acquisition related costs and other charges in the consolidated financial statements. The Corporation expects to incur significant additional costs in the future in connection with Omnicare’s unsolicited tender offer (See Note 8).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2010 and 2011, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Financial liabilities and non-financial assets recorded at fair value at December 31, 2010 and 2011, are set forth in the tables below (dollars in millions):

As of December 31, 2010	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(4.0)	$—	$(4.0)	$—	A
Contingent Consideration	$—	$—	$—	$—	C

As of December 31, 2011	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Non-financial Assets
Intangible Assets	$—	$—	$—	$—	C
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(3.9)	$—	$(3.9)	$—	A
Contingent Consideration	$—	$—	$—	$—	C

In the third quarter of 2011, certain intangible assets with carrying amounts of $5.1 million were written down to their fair value resulting in an impairment charge of $5.1 million. The fair value of intangible assets was derived using the income approach, which uses valuation techniques to convert future amounts to a single present amount. See Note 4 for a further description of the impairment. The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (the “West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that contingent consideration will be paid to the sellers, therefore, at December 31, 2010, the liability was relieved and remained the same at December 31, 2011. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2010	December 31, 2011
Institutional healthcare providers	$160.4	$169.0
Medicare Part D	52.3	47.1
Private payor and other	36.4	33.3
Insured	10.0	10.7
Medicaid	12.5	20.1
Medicare	2.1	0.8
Allowance for doubtful accounts	(36.8)	(48.6)

	$236.9	$232.4

0 to 60 days	61.8%	61.2%
61 to 120 days	22.0%	19.5%
Over 120 days	16.2%	19.3%

	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Acquisitions/ Transfers	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2009	$46.5	$3.5	$16.6	$(26.4)	$40.2
Year Ended December 31, 2010	$40.2	$—	$18.5	$(21.9)	$36.8
Year Ended December 31, 2011	$36.8	$—	$24.8	$(13.0)	$48.6

Concentration of Credit Risk

For the years ended December 31, 2009, 2010 and 2011, the Corporation derived approximately 13.0%, 13.0% and 13.7% of its revenues from a single customer, respectively, including all payer sources associated with the residents of its long-term care facilities.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2009, 2010 and 2011, maintenance and repairs were $6.4 million, $6.1 million and $7.5 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2009, 2010 or 2011.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2010 and 2011, the Corporation capitalized internally developed software costs of $1.4 million and $2.1 million, respectively. As of December 31, 2010 and 2011, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $14.2 million and $13.2 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. In September 2011, the FASB issued ASU No. 2011-08 “Intangibles—Goodwill and Other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this ASU are effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation early adopted the guidance at December 31, 2011. The Corporation performed a qualitative assessment of its institutional pharmacy reporting unit, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

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

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assessed for recoverability and management determined the finite lived customer relationship assets to be impaired, but no other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted common share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For years ended December 31, 2009, 2010 and 2011, the expense for employee health benefits was $19.3 million, $18.3 million and $20.3 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2010 and 2011, the Corporation had $2.4 million and $3.1 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, as a reduction of cost of goods sold and inventory. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are allocated as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory. For the years ended December 31, 2009, 2010 and 2011, rebates were $34.1 million, $37.2 million, and $75.5 million, respectively. The Corporation had $3.0 million, $3.3 million, and $6.1 million of rebates allocated as a reduction in inventory as of December 31, 2009, 2010, and 2011, respectively.

Delivery Expenses

The Corporation incurred delivery expenses of $55.6 million, $58.4 million, and $67.4 million for the years ended December 31, 2009, 2010, and 2011, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its consolidated financial statements using the Black-Scholes-Merton option valuation model (see Note 9).

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Measurement Period Adjustments

For the year ended December 31, 2011, the Corporation has adjusted certain amounts on the consolidated balance sheet as of December 31, 2010 as a result of measurement period adjustments related to the Chem Rx and Lone Star acquisitions (See Note 2).

NOTE 2—ACQUISITIONS

2011 Acquisitions

On April 1, 2011 the Corporation acquired an institutional pharmacy in Greenville, South Carolina. On December 31, 2011, the Corporation acquired the membership interests of an institutional pharmacy which operated three pharmacies in Ohio and Pennsylvania. Both acquisitions (the “2011 Acquisitions”) were accounted for under the acquisition method of accounting. The aggregate purchase price of the 2011 Acquisitions was $51.0 million in cash and assumed liabilities. The total purchase price of the 2011 Acquisitions was preliminarily allocated to the net tangible and identifiable intangible assets based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transactions were considered asset acquisitions; therefore, the amount of goodwill recorded in the transactions of $34.8 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the 2011 Acquisitions.

The combined allocation of the purchase price associated with the 2011 Acquisitions was based upon the fair value of net tangible and identifiable intangible assets as of the date of acquisition. The preliminary purchase price allocations were as follows (dollars in millions):

Accounts receivable	$4.6
Inventory	3.7
Other current assets	0.4
Equipment and leasehold improvements	0.4
Identifiable intangibles	12.5
Goodwill	34.8

Total assets	56.4

Current liabilities	(5.3)
Other long-term liabilities	(0.1)

Total liabilities	(5.4)

Purchase price of 2011 Acquisitions	$51.0

The following is the fair value of the equipment and software of the 2011 Acquisitions acquired at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr.)
Equipment and software	$0.4	4.7

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The following are the fair values of the identifiable intangible assets of the 2011 Acquisitions acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value
Customer relationships	$11.1
Trade name	0.5
Non-compete agreement	0.9

$12.5

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of November 4, 2010. The adjusted purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable (2)	$33.1	$10.5	$43.6
Inventory (2)	14.1	(0.1)	14.0
Other current assets (2)	3.9	0.1	4.0
Equipment and leasehold improvements	4.9	—	4.9
Identifiable intangibles	4.0	—	4.0
Other long-term assets (2)	5.1	3.8	8.9
Goodwill (3)	27.6	(14.5)	13.1

Total assets	92.7	(0.2)	92.5

Current liabilities (2)	(13.3)	0.2	(13.1)
Other long-term liabilities	(8.8)	—	(8.8)

Total liabilities	(22.1)	0.2	(21.9)

Purchase price of Chem Rx	$70.6	$—	$70.6

(1)	As previously reported in the Corporation’s 2010 Annual Report on form 10-K.
(2)	Represents an adjustment to specific assets and liabilities to reflect the change in fair value as of the acquisition date.
(3)	Represents the cumulative change to goodwill for the changes in current assets, long-term assets, and current liabilities.

The Corporation recorded accounts receivable with a fair value of $43.6 million as part of the adjusted purchase price of the Chem Rx acquisition. In addition, the Corporation also recorded a liability with a fair value of $9.8 million related to an unfavorable operating lease as part of the purchase price. The unfavorable operating lease liability is being amortized to rental expense over the contractual term of the operating lease agreement.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

Lone Star Acquisition

On December 31, 2010, the Corporation through a wholly-owned subsidiary, acquired all of the membership interests of Lone Star Pharmacy LTD, a Texas Limited partnership, and Pharmastat Transport, LTD, a Texas limited partnership (collectively, “Lone Star”), for $50.0 million in cash and assumed liabilities. The Corporation’s primary purpose in acquiring Lone Star was to increase the Corporation’s market share in Texas and other states.

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

The allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 31, 2010. The purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable (2)	$6.7	$(0.1)	$6.6
Inventory (2)	2.9	(0.1)	2.8
Other current assets (2)	0.4	0.2	0.6
Equipment and leasehold improvements	0.9	—	0.9
Identifiable intangibles	15.7	—	15.7
Goodwill	25.9	—	25.9

Total assets	52.5	—	52.5

Current liabilities	(1.3)	—	(1.3)
Accrued salaries	(1.1)	—	(1.1)
Other current liabilities	(0.1)	—	(0.1)

Total liabilities	(2.5)	—	(2.5)

Purchase price of Lone Star, net of cash acquired	$50.0	$—	$50.0

(1)	As previously reported in the Corporation’s 2010 Annual Report on form 10-K.
(2)	Represents an adjustment to other current assets to reflect the change in fair value as of the acquisition date.

The following is the fair value of the equipment and software of Lone Star acquired at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr.)
Equipment and software	$0.9	3.4

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

Other

For the years ended December 31, 2009, 2010, and 2011, the Corporation incurred $1.0 million, $5.2 million, and $12.9 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges (See Note 8).

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2010, excluding the impairment charge and the integration, merger and acquisition related costs and other charges and assuming an effective tax rate exclusive of discrete items for the years ended December 31, 2010 and 2011, would be as follows (dollars in millions, except per share amounts):

	For the years ended December 31,
	2010	2011
Revenues	$2,283.4	$2,141.8
Net income	$33.9	$37.8
Earnings per common share:
Basic	$1.13	$1.29
Diluted	$1.12	$1.28

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2010	December 31, 2011
Leasehold improvements	$13.6	$14.3
Equipment and software	115.4	123.2
Leased equipment	3.0	2.9
Construction in progress	4.0	4.6

	136.0	145.0
Accumulated depreciation	(76.5)	(92.6)

Total Equipment and leasehold improvements	$59.5	$52.4

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2009	Additions	Disposals	Balance at December 31, 2010	Additions	Disposals	Balance at December 31, 2011
Equipment and leasehold improvements:
Leasehold improvements	$11.6	$2.1	$(0.1)	$13.6	$0.9	$(0.2)	$14.3
Equipment and software	95.3	22.3	(2.2)	115.4	12.2	(4.4)	123.2
Leased equipment	2.6	0.4	—	3.0	—	(0.1)	2.9
Construction in progress	10.1	(6.1)	—	4.0	0.6	—	4.6

Sub-Total	119.6	18.7	(2.3)	136.0	13.7	(4.7)	145.0
Accumulated depreciation	(59.0)	(18.8)	1.3	(76.5)	(20.1)	4.0	(92.6)

Total	$60.6	$(0.1)	$(1.0)	$59.5	$(6.4)	$(0.7)	$52.4

Depreciation expense totaled $18.0 million, $18.8 million, and $20.1 million for the years ended December 31, 2009, 2010, and 2011, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$17.1
2013	12.4
2014	7.7
2015	4.7
2016	2.4
Thereafter	8.1

Total	$52.4

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 (dollars in millions):

Balance at December 31, 2009	$140.1
Integrity purchase accounting adjustments	0.3
Goodwill acquired from 2010 acquisitions	39.0

Balance at December 31, 2010, as adjusted	179.4
Goodwill acquired from 2011 acquisitions	34.8

Balance at December 31, 2011	$214.2

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2009	Additions	Balance at December 31, 2010	Additions	Impairment	Balance at December 31, 2011
Customer relationships	$76.6	$18.5	$95.1	$11.1	$(10.2)	$96.0
Trade name	28.5	1.0	29.5	0.5	—	30.0
Non-compete agreements	4.7	1.2	5.9	2.5	—	8.4

Sub Total	109.8	20.7	130.5	14.1	(10.2)	134.4
Accumulated amortization	(19.0)	(9.3)	(28.3)	(11.0)	5.1	(34.2)

Net intangible assets	$90.8	$11.4	$102.2	$3.1	$(5.1)	$100.2

Amortization expense relating to finite-lived intangible assets was $9.0 million, $9.3 million, and $11.0 million for the years ended December 31, 2009, 2010 and 2011, respectively.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment, which related to the Institutional Pharmacy Segment, was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined that the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted common share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$10.6
2013	10.3
2014	10.3
2015	10.3
2016	9.9
Thereafter	48.8

$100.2

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—CREDIT AGREEMENT (Continued)

As of December 31, 2011, $250.0 million was outstanding under the term loan facility and $50.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31, 2010	December 31, 2011
Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (3.05% as of December 31, 2011), matures June 30, 2016	$—	$250.0
Replaced Term Debt—payable to lenders at LIBOR plus applicable margin (1.27% as of December 31, 2010)	240.0	—
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (5.00% as of December 31, 2011), matures June 30, 2016	—	50.0
Replaced Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (3.25% as of December 31, 2010)	5.6	—

Total debt	245.6	300.0
Less: Current portion of long-term debt	—	6.3

Total long-term debt	$245.6	$293.7

The Corporation’s indebtedness had the following maturities for the next five years and thereafter (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2012	$6.3	$—	$6.3
2013	12.5	—	12.5
2014	12.5	—	12.5
2015	112.5	—	112.5
2016	106.2	50.0	156.2
Thereafter	—	—	—

	$250.0	$50.0	$300.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2011 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $148.0 million as of December 31, 2011. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $550.0 million, subject to securing additional commitments from existing or new lenders.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, through the quarter ending December 31, 2012; cannot exceed 3.75:1.00 for each of the four quarters in the year ending December 31, 2013; and cannot exceed 3.50:1.00 for all remaining quarters through the expiration of the agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance proceeds) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	>=3.00 to 1.00	<=4.00 to 1.00	<=3.00%
December 31, 2011	11.99	2.44	0.63%

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2011, the Corporation had $9.2 million of unamortized deferred financing fees.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Corporation’s Board of Directors, styled Omnicare, Inc. v. PharMerica Corporation, et al., Civil Action No. 6841-CS. In the action, Omnicare alleges that the members of the Board of

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer. Omnicare seeks declaratory and injunctive relief, including an order requiring the Board of Directors to render the Rights Agreement and Section 203 of the Delaware General Corporation Law (“DGCL”) inapplicable to Omnicare’s tender offer and proposed merger. The Corporation and the Corporation’s Board of Directors believe that the claims made by Omnicare are without merit and intend to defend them vigorously.

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

On October 3, 2011, the Court of Chancery of the State of Delaware entered an order consolidating the LMPERS and Drummond actions under the caption In re PharMerica Corporation Shareholders Litigation, Consolidated Civil Action No. 6851-CS. Plaintiffs in the consolidated action designated the complaint filed in the Drummond action as operative. The Corporation and its directors believe that the claims made by LMPERS and Drummond are without merit and intend to defend the consolidated action vigorously.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Pursuant to the requirements of the HSR Act, Omnicare filed a Notification and Report Form with the Antitrust Division and the FTC relating to its proposed acquisition of the Corporation on September 7, 2011. On or about September 19, 2011, the Corporation submitted a responsive Notification and Report Form with the Antitrust Division and the FTC. On September 22, 2011, the Corporation received a request for additional information from the FTC relating to the tender offer. On September 22, 2011, Omnicare also received the Second Request. The Second Request extended the waiting period under the HSR Act for 10 calendar days after the date Omnicare certified substantial compliance with the Second Request issued to Omnicare. On September 30, 2011, the FTC also issued a subpoena and civil investigative demand to the Corporation covering the same subject matter as the Second Request. The Corporation has produced a considerable amount of material in response to the FTC requests.

On November 18, 2011 Omnicare certified to the FTC that it had substantially complied with the Second Request. On November 18, 2011, Omnicare also executed a timing agreement with the FTC pursuant to which Omnicare agreed (i) to provide 14 days notice to the FTC prior to consummating its proposed acquisition and (ii) not to consummate its proposed acquisition prior to December 19, 2011 without the consent of the FTC. On December 2, 2011, Omnicare agreed with the FTC to extend the date prior to which Omnicare will not consummate its proposed acquisition to January 19, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 10, 2012, Omnicare agreed with the FTC that it will not consummate its proposed acquisition prior to January 26, 2012, unless the FTC notifies Omnicare that it has closed its investigation relating to its proposed acquisition. On January 27, 2012, the FTC issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. The case is scheduled to be heard before an administrative law judge at the FTC in June 2012.

The Corporation is responding to an investigation by the U.S. Attorney for the Eastern District of Wisconsin and by the Drug Enforcement Agency into the Corporation’s alleged failure to comply with various laws and regulations relating to the control and dispensing of certain controlled substances as well as the potential filing of false claims for payments of certain controlled substances that the Corporation dispensed to nursing home residents. The Corporation has been informed that the government believes that the claims at issue were not eligible for payment due to the alleged non-compliance with various Medicare, Medicaid and other laws and regulations relating to the dispensing, control, sale, billing and reimbursement for such controlled substances. The Corporation denies the allegations made by the government and will defend itself in the event any actions are brought by the government. At this time, we are unable to estimate the outcome of the investigation. If the government brings claims and the Corporation is not successful in defending them, it could result in fines and recoupment of government claims.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial position, results of operations, or liquidity.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Legislation.

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS continues to release this data monthly and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

On February 2, 2012, CMS issued proposed regulations further clarifying the AMP and FUL changes described above and indicated that the final rule would be issued sometime in 2013.

Until CMS provides final guidance and the industry adapts to this now public available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

CMS Proposed Rule on Consultant Pharmacists

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities.” In the proposed rule, CMS outlined its concerns, and requests comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. Specifically, CMS explained its perception that the provision of consulting services by the pharmacy providers which supplies the medication to the facility leads to lack of independence of consultant pharmacists. CMS proposed requiring the independence of consultant pharmacists from LTC pharmacies. The Corporation believes that the proposed rule, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of the changes in consultant pharmacist services to its business.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (the “Amended Prime Vendor Agreement”). The Amended Prime Vendor Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

Information Technology Services Agreement

On July 31, 2007, the Corporation entered into the IT Services Agreement with KHOI, a wholly owned subsidiary of Kindred Kindred. Pursuant to the IT Services Agreement, KHOI is the Corporation’s exclusive provider of certain information services and support related to information technology infrastructure and financial systems for a period of five years, ending on July 31, 2012. The services provided by KHOI include business services necessary to operate, manage, and support certain financial applications the Corporation uses, including enabling and/or supporting technology infrastructure and technology procurement services to support certain business functions. Such services include, among other matters, functions for financial management systems, and payroll. The Corporation will support internally all other operating systems, including functions for order entry, pharmacy dispensing, clinical consulting, billing and collections, electronic medication management,

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

sales and marketing, medical records management, human resources, internal and external customer call center support, and general business systems.

Except for certain services that will be provided at cost, KHOI will provide such services to the Corporation at its cost plus 10%, which will be the actual costs and expenses incurred in providing these services, including certain overhead costs and per hour costs of the KHOI employees providing the services. The initial term of the IT Services Agreement is five years. The IT Services Agreement will automatically renew for successive one-year periods after the expiration of the initial five year term, absent 120 days prior written notice of termination as provided for in the agreement. The IT Services Agreement may be terminated by either party for cause and, in certain circumstances, by the Corporation in the event that KHOI undergoes a change of control to one of the Corporation’s competitors. Following termination of the IT Services Agreement, KHOI must provide termination and expiration assistance for up to 180 days. The Corporation incurred $11.5 million, $11.1 million, and $10.8 million in fees to Kindred under the terms of the IT Services Agreement for the years ended December 31, 2009, 2010, and 2011, respectively.

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

	2009	2010	2011
Pharmacy locations and administrative offices lease expense	$13.9	$14.0	$14.4
Office equipment lease expense	2.8	2.1	2.5

Total lease expense	$16.7	$16.1	$16.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2012	$14.4	$0.2	$14.6
2013	11.9	—	11.9
2014	7.5	—	7.5
2015	5.8	—	5.8
2016	4.4		4.4
Thereafter	13.6	—	13.6

Total	$57.6	$0.2	$57.8

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—REVENUES (Continued)

A summary of revenues by payer type for the years ended December 31, are as follows (dollars in millions):

	2009		2010		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$852.6	46.3%	$859.2	46.5%	$998.5	48.0%
Institutional healthcare providers	545.6	29.6	556.2	30.1	615.6	29.6
Medicaid	165.8	9.0	169.5	9.2	217.4	10.4
Private and other	122.4	6.6	107.3	5.8	92.7	4.5
Insured	91.5	5.0	89.8	4.9	90.0	4.3
Medicare	6.8	0.4	7.4	0.4	4.4	0.2
Hospital management fees	56.5	3.1	57.9	3.1	62.5	3.0

Total	$1,841.2	100.0%	$1,847.3	100.0%	$2,081.1	100.0%

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

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

In fiscal year 2007, the Corporation began the integration of our pharmacy operating systems and the Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2012. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES (Continued)

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions, except per share amounts):

	Years Ended December 31,
	2009	2010	2011
Integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$—	$5.0	$(2.0)
Tender offer costs	—	—	2.8
Professional and advisory fees	0.2	2.3	0.9
General and administrative	0.8	0.7	0.1
Employee costs	1.5	0.5	0.2
Severance costs	0.9	0.6	0.2
Facility costs	0.8	0.3	0.2

	4.2	9.4	2.4

Acquisition related costs:
Professional and advisory fees	1.0	3.5	4.9
General and administrative	—	1.5	0.8
Employee costs	—	0.4	2.9
Severance costs	—	—	1.7
Facility costs	—	1.3	1.7
Contingent consideration	—	(1.7)	—
Other	—	0.2	0.9

	1.0	5.2	12.9

Total integration, merger and acquisition related costs and other charges	$5.2	$14.6	$15.3

Negative effect on earnings per diluted common share	$(0.10)	$(0.29)	$(0.32)

During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in 2010.

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the year ended December 31, 2011, $2.8 million of tender offer costs were incurred. The Corporation anticipates that significant additional tender offer costs will continue to be incurred through the duration of the tender offer; however, the amount of these expenses cannot be reasonably estimated.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of December 31, 2011, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2010 the Corporation repurchased 1,327,803 shares of common stock for an aggregate purchase price, including commissions, of $10.5 million at an average purchase price of $7.90 per share.

The Corporation did not repurchase shares under this program during the year ended December 31, 2011. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 13,311 shares of certain vested awards for an aggregate price of approximately $0.2 million, during the year ended December 31, 2011. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2011, the Corporation had a total of 1,350,128 shares held as treasury stock.

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

The Corporation’s Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards.

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted share awards granted to officers and employees generally vest in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers and employees generally vest in two or three equal annual installments. The restricted share awards granted to members of the Board of Directors vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of December 31, 2011, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 3,168,057 shares. The 3,168,057 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,747,573. On January 18, 2012, a long-term incentive award was granted which was comprised of 299,729 restricted stock units and 199,814 performance share units. The 2012 award reduced the amount of shares available for future issuance calculated under the fungible share pool to 1,923,327.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Years Ended December 31,
	2009	2010	2011
Stock option compensation expense	$2.1	$2.6	$2.4
Nonvested stock compensation expense	2.5	2.2	3.5

Total Stock Compensation Expense	$4.6	$4.8	$5.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

As of December 31, 2011, there was $9.8 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the next five years and thereafter are as follows (dollars in millions):

	Stock Options	Nonvested Restricted Shares	Nonvested Restricted Stock Units	Performance Share Units	Total
Year Ending December 31,
2012	$2.0	$0.1	$1.8	$0.6	$4.5
2013	1.6	—	1.6	0.6	3.8
2014	0.8	—	0.3	0.2	1.3
2015	0.2	—	—	—	0.2
2016	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	$4.6	$0.1	$3.7	$1.4	$9.8

The following weighted average assumptions were used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton option valuation model:

	2009	2010	2011
Expected volatility (range)	36.36-41.07%	38.53-45.54%	42.23-46.34%
Risk free interest rate (range)	0.75-2.09%	0.49-2.47%	0.19-2.20%
Expected dividends	—	—	—
Average expected term (years)	2.0-5.0	2.0-5.0	2.0-5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$4.40	$5.79	$3.61
Weighted average fair value of options granted (in millions)	$2.5	$3.3	$2.4

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. The Corporation also considers how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of fourteen companies in 2009 and 2010 and twelve companies in 2011, in the same or similar industries as the Corporation. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2008	1,332,649	$15.47	5.7 years	$0.9

Granted	567,633	15.18
Exercised	(107,308)	12.69
Canceled	(59,649)	14.63

Outstanding shares at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,993	18.27
Exercised	(22,072)	12.66
Canceled	(50,503)	16.60

Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	657,576	10.89
Exercised	(18,713)	12.34
Canceled	(118,595)	15.00

Outstanding shares at December 31, 2011	2,744,011	$15.07	4.2 years	$3.1

Exercisable shares at December 31, 2011	1,442,613	$16.02	3.2 years	$0.3

Expired shares during 2011	27,238	$15.65

The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2010, and 2011 was $0.8 million, $0.1 million, and less than $0.1 million, respectively. Cash received from stock option exercises during the year ended December 31, 2011 was $0.3 million. The total fair value of options vested for the years ended December 31, 2009, 2010, and 2011 was $2.1 million, $2.3 million, and $2.3 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a remaining weighted average period of 1.74 years.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2008	342,591	$15.93

Granted—Restricted Stock	35,633	17.96
Granted—Restricted Stock Units	99,332	15.06
Granted—Performance Share Units	152,580	15.16
Forfeited	(11,533)	14.52
Vested	(84,201)	14.34

Outstanding shares at December 31, 2009	534,402	$15.98

Granted—Restricted Stock Units	39,144	16.35
Granted—Performance Share Units	178,472	18.00
Forfeited	(70,387)	15.52
Vested	(191,776)	16.20

Outstanding shares at December 31, 2010	489,855	$16.72

Granted—Restricted Stock Units	498,333	11.34
Granted—Performance Share Units	186,533	10.78
Forfeited	(207,204)	14.27
Vested	(151,028)	16.50

Outstanding shares at December 31, 2011	816,489	$12.69

The total fair value of shares vested for the years ended December 31, 2009, 2010, and 2011 was $1.2 million, $3.1 million, and $2.5 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year to 1.24 years. The 2009 long-term incentive award was not achieved; therefore, 133,256 performance share units representing that award are included in the forfeited amount of 207,204 shown in the above table.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 545,499 shares.

401K Plan

The Corporation sponsors a defined contribution retirement plan for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the years ended December 31, 2009, 2010, and 2011, the Corporation’s matching contributions to the plan were $5.3 million, $5.1 million, and $5.9 million, respectively.

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

As of December 31, 2010 and 2011, the Corporation had $4.0 million and $3.9 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets.

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s annual income or loss before income taxes for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	2009	2010	2011
Current provision:
Federal	$0.2	$—	$0.1
State	0.5	0.3	0.8

Total	0.7	0.3	0.9

Deferred provision (benefit):
Federal	21.9	11.4	12.4
State	(3.7)	1.3	1.5

Total	18.2	12.7	13.9

Total provision for income taxes	$18.9	$13.0	$14.8

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows for the years ended December 31:

	2009	2010	2011
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.5	4.7	4.5
Valuation Allowance	(7.9)	—	(0.1)
Other	(0.7)	0.5	(0.7)

Effective tax rate	30.9%	40.2%	38.7%

The provision for income taxes as a percentage of taxable income for the years ended December 31, 2010 and 2011 was significantly higher than for the year ended December 31, 2009 due to a discrete tax benefit recorded in the third quarter of 2009 related to the adoption of an internal legal entity restructuring plan. Excluding the one-time benefits associated with the Corporation’s legal entity restructuring activities, the provision for income taxes for the year ended December 31, 2009 would have been $24.6 million (40.2% of pre-tax income). In addition, the effective tax rate for 2011 was favorably impacted by the reserve release for

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES (Continued)

unrecognized tax benefits. Excluding the one-time benefit associated with the reserve release and other discrete items the 2011 provision for income taxes would have been $15.5 million (40.5% of pre-tax income). Apart from the discrete tax benefit recorded as a result of the internal restructuring, the effective tax rates in 2009, 2010 and 2011 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $111.7 million and $121.6 million at December 31, 2010 and 2011, respectively.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2011, the Corporation has federal net operating loss carryforwards of $23.3 million ($8.2 million net of tax) and state net operating loss carryforwards of $185.6 million ($9.6 million net of tax). The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $52.2 million and $37.1 million at December 31, 2010 and 2011, net of valuation allowances of $1.6 million and $1.0 million, respectively.

Current deferred income taxes consisted of (dollars in millions):

	$,000,00.0	$,000,00.0	$,000,00.0	$,000,00.0
	December 31, 2010		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$3.2	$—	$7.0	$—
Allowance for doubtful accounts	13.0	—	16.2	—
Net operating losses	5.5	—	9.8	—
Other	2.3	—	4.0	—
Valuation allowance	(0.5)	—	(0.4)	—

Total current deferred taxes	$23.5	$—	$36.6	$—

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES (Continued)

Noncurrent deferred income taxes consisted of (dollars in millions):

	$,000,000	$,000,000	$,000,000	$,000,000
	December 31, 2010		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$9.2	$—	$9.5
Stock-based compensation	3.3	—	4.4	—
Goodwill and intangibles	—	2.9	—	8.6
Net operating losses	31.0	—	8.0
Other	8.0	0.4	7.0	0.2
Valuation allowances	(1.1)	—	(0.6)

Total noncurrent deferred taxes	$41.2	$12.5	$18.8	$18.3

Noncurrent deferred taxes, net	$28.7		$0.5

As of December 31, 2010, the Corporation had $1.2 million recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The Corporation has no such liability recorded as of December 31, 2011. The net decrease of $1.2 million for the year ended December 31, 2011 was primarily due to concluding the IRS audits for the years 2007 and 2008. There were no unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the tax rate.

It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2011, the Corporation had no accrued interest or penalties related to uncertain tax positions.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EARNING PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2009	2010	2011
Numerator:
Numerator for basic and earnings per diluted share—net income	$42.2	$19.2	$23.4

Denominator:
Denominator for basic earnings per share—weighted average shares	30,266,272	30,007,268	29,343,221

Effective of dilutive securities:
Employee stock options	47,845	14,085	9,763
Employee restricted shares	84,173	111,678	115,468
Employee performance share units	4,478	—	—

Denominator for earnings per diluted share—adjusted weighted average shares	30,402,768	30,133,031	29,468,452

Basic earnings per share	$1.39	$0.64	$0.80

Earnings per diluted share	$1.39	$0.64	$0.79

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	1,497,083	2,086,320	2,594,643

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates in two reportable business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to the majority of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, impairment of intangible assets, integration, merger and acquisition related costs and other charges, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	(As Adjusted)
	December 31, 2010	December 31, 2011
Assets:
Institutional pharmacies	$750.5	$822.4
Hospital pharmacy management	9.2	11.0

	$759.7	$833.4

Goodwill:
Institutional pharmacies	$179.4	$214.2
Hospital pharmacy management	—	—

	$179.4	$214.2

The following table sets forth income statement information by reportable segment (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
Revenues:
Institutional pharmacies	$1,784.7	$1,789.4	$2,018.6
Hospital pharmacy management	56.5	57.9	62.5

	$1,841.2	$1,847.3	$2,081.1

Net income:
Segment operating income:
Institutional pharmacies	$113.3	$89.0	$109.5
Hospital pharmacy management	6.1	5.6	5.9

Segment operating income	119.4	94.6	115.4
Rent	16.7	16.1	16.9
Depreciation and amortization	27.0	28.1	31.1
Impairment of intangible assets	—	—	5.1
Integration, merger and acquisition related costs and other charges	5.2	14.6	15.3
Interest expense, net	9.4	3.6	8.8

Income before income taxes	61.1	32.2	38.2
Provision for income taxes	18.9	13.0	14.8

Net income	$42.2	$19.2	$23.4

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

	Year Ended December 31,
	2009	2010	2011
Rent:
Institutional pharmacies	$16.6	$16.0	$16.9
Hospital pharmacy management	0.1	0.1	—

	$16.7	$16.1	$16.9

Depreciation and amortization:
Institutional pharmacies	$27.0	$28.1	$31.1
Hospital pharmacy management	—	—	—

	$27.0	$28.1	$31.1

Capital expenditures, excluding acquisitions:
Institutional pharmacies	$21.6	$12.6	$13.2
Hospital pharmacy management	—	—	—

	$21.6	$12.6	$13.2

NOTE 13—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim information shown below has been prepared by the Corporation’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$448.3	$435.9	$427.7	$477.5	$519.6	$516.0	$503.0	$480.0
Hospital management revenues	13.9	14.6	15.4	14.0	15.5	15.7	15.7	15.6

Total revenues	462.2	450.5	443.1	491.5	535.1	531.7	518.7	495.6

Cost of goods sold:
Institutional pharmacy	386.8	380.1	372.8	416.9	455.9	441.6	429.6	405.9
Hospital management	12.1	12.8	13.5	12.0	13.5	13.7	13.8	13.8

Total cost of goods sold	398.9	392.9	386.3	428.9	469.4	455.3	443.4	419.7

Gross profit:
Institutional pharmacy	61.5	55.8	54.9	60.6	63.7	74.4	73.4	74.1
Hospital management	1.8	1.8	1.9	2.0	2.0	2.0	1.9	1.8

Total gross profit	63.3	57.6	56.8	62.6	65.7	76.4	75.3	75.9

Operating income	$15.0	$3.0	$8.9	$8.9	$6.7	$13.5	$10.7	$16.1

Net income	$8.4	$1.3	$4.8	$4.7	$3.3	$7.4	$4.8	$7.9

Earnings per common share:
Basic	$0.28	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16	$0.27
Diluted	$0.27	$0.04	$0.16	$0.16	$0.11	$0.25	$0.16	$0.27

Shares used in computing earnings per common share:
Basic	30.4	30.4	30.0	29.2	29.3	30.4	29.4	29.4
Diluted	30.6	30.6	30.1	29.3	29.4	30.6	29.5	29.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2011.

The Corporation has excluded the Pharmacy Management Group acquisition from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Corporation on December 31, 2011. The total assets of Pharmacy Management Group represent 5.7% of the related consolidated balance sheet amount as of December 31, 2011. The Corporation continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of and for each year in the two year period ended December 31, 2011 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2011. We refer to this proxy statement as the 2012 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation’s 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation’s 2012 Proxy Statement.

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

(3) Exhibits

Exhibit No.	Description
2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

2.3	Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor (17)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

3.3	Series A Junior Participating Preferred Stock Certificate of Designation (18).

4.1	Specimen Common Stock Certificate of the Registrant (2)

4.2	Rights Agreement, dated as of August 25, 2011, between PharMerica Corporation and Mellon Investor Services LLC as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of PharMerica Corporation as Exhibit C. (18)

10.1	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC – Seattle, Inc., THC – Chicago, Inc., and Kindred Pharmacy Services, Inc. (5)

10.2	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (5) †

10.3	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (5) †

10.4	Form CEO Performance Share Award Agreement (6) †

Exhibit No.	Description
10.5	Form CEO Stock Option Award Agreement (6) †

10.6	Form Non-Qualified Stock Option Award Agreement (6) †

10.7	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.8	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.9	Form Performance Share Award Agreement (3) †

10.10	Form Long-Term Cash Award Agreement (3) †

10.11	Form Director Restricted Share Award Agreement (3) †

10.12	Form Director Non-Qualified Stock Option Award Agreement † (10)

10.13	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.14	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.15	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.16	Form of Substitution ISO Agreement for Kindred Grants (3) †

10.17	IT Services Agreement (4)

10.18	Trademark License Agreement (4)

10.19	Summary of Director Compensation Program (4) †

10.20	Form of Non-Qualified Stock Option Award Agreement (8) †

10.21	Employment Agreement dated March 31, 2008 between John Kernaghan and PharMerica Corporation (9) †

10.22	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (11) †

10.23	Summary of 2009 Long-Term Incentive Program (13) †

10.24	Employment Agreement dated April 20, 2009 between William Monast and PharMerica Corporation (12) †

10.25	Form of Restricted Stock Unit Award Agreement (14) †

10.26	Summary of 2010 CEO Short-Term Incentive Program and 2010 Short-Term Incentive Program (15) †

10.27	Summary of 2010 Long-Term Incentive Program (15) †

10.28	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (16) †

10.29	Form of Director Restricted Stock Unit Award Agreement (16) †

10.30	New Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation (17) †

10.31#	Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (19)

10.32	Credit Agreement dated May 2, 2011 between PharMerica Corporation, the Lenders named therein, and Citibank, N.A., as Administrative Agent (20)

Exhibit No.	Description

10.33	Guarantee and Collateral Agreement dated as of May 2, 2011 between PharMerica Corporation, Its subsidiaries Party thereto, and Citibank, N.A. as Collateral Agent (20)

10.34	Summary of 2011 CEO Short-Term Incentive Program and 2011 Short Term Incentive Program (20) †

10.35	Summary of 2011 Long-Term Incentive Program (20) †

10.36	Form of Indemnification Agreement (21)

10.37	Employment Agreement dated March 22, 2011 between Suresh Vishnubhatla and PharMerica Corporation (21) †

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the PharMerica Corporation Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (22)

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.

(5)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(6)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

(7)	Filed with Amendment No. 1 to the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by reference.

(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.

(9)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008, and incorporated herein by reference.

(10)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.

(11)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.

(12)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009, and incorporated herein by reference.

(13)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2009, and incorporated herein by reference.

(14)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.

(15)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010, and incorporated herein by reference.

(16)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.

(17)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010, and incorporated herein by reference.

(18)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.

(19)	Filed with the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 25, 2011, and incorporated herein by reference.

(20)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011, and incorporated herein by reference.

(21)	Filed with the Corporation’s Schedule 14D-9 filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

(22)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and section 18 of the Securities Exchange Act of 1934.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 9, 2012	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR (Gregory S. Weishar)	Chief Executive Officer and Director	February 9, 2012

/S/ MICHAEL J. CULOTTA (Michael J. Culotta)	Executive Vice President and Chief Financial Officer	February 9, 2012

/S/ BERARD E. TOMASSETTI (Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	February 9, 2012

/S/ FRANK E. COLLINS (Frank E. Collins)	Director	February 9, 2012

/S/ W. ROBERT DAHL JR. (W. Robert Dahl Jr.)	Director	February 9, 2012

/S/ MARJORIE W. DORR (Marjorie W. Dorr)	Director	February 9, 2012

/S/ DR. THOMAS P. GERRITY (Dr. Thomas P. Gerrity)	Director	February 9, 2012

/S/ THOMAS P. MAC MAHON (Thomas P. Mac Mahon)	Director	February 9, 2012

/S/ GEOFFREY G. MEYERS (Geoffrey G. Meyers)	Director	February 9, 2012

/S/ DR. ROBERT A. OAKLEY (Dr. Robert A. Oakley)	Director	February 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the PharMerica Corporation Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text