Form 10-Q
period 2012-03-31
PharMerica CORP
filed 2012-05-02
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 27, 2012
Common stock, $0.01 par value	29,497,763 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31, 2011 and 2012

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2012
Revenues	$535.1	$498.9
Cost of goods sold	469.0	426.3

Gross profit	66.1	72.6
Selling, general and administrative expenses	52.0	52.4
Amortization expense	2.7	2.8
Integration, merger and acquisition related costs and other charges	4.7	5.4

Operating income	6.7	12.0
Interest expense, net	1.1	2.7

Income before income taxes	5.6	9.3
Provision for income taxes	2.3	3.7

Net income	$3.3	$5.6

Earnings per common share:
Basic	$0.11	$0.19
Diluted	$0.11	$0.19

Shares used in computing earnings per common share:
Basic	29,272,481	29,430,190
Diluted	29,362,134	29,710,150

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and March 31, 2012

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	March 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$17.4	$6.7
Accounts receivable, net	232.2	244.3
Inventory	130.6	104.2
Deferred tax assets, net	36.5	32.8
Prepaids and other assets	34.5	34.9

	451.2	422.9

Equipment and leasehold improvements	145.0	147.2
Accumulated depreciation	(92.6)	(97.1)

	52.4	50.1

Deferred tax assets, net	0.6	1.8
Goodwill	214.6	214.6
Intangible assets, net	100.2	97.8
Other	14.7	13.2

	$833.7	$800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.4	$47.4
Salaries, wages and other compensation	35.1	29.0
Current portion of long-term debt	6.3	9.4
Other accrued liabilities	6.7	7.1

	102.5	92.9

Long-term debt	293.7	262.7
Other long-term liabilities	23.7	24.0
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2011 and March 31, 2012	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,794,000 and 30,860,392 shares issued as of December 31, 2011 and March 31, 2012, respectively	0.3	0.3
Capital in excess of par value	355.9	357.5
Retained earnings	68.4	74.0
Treasury stock at cost, 1,350,128 and 1,366,075 shares at December 31, 2011 and March 31, 2012, respectively	(10.8)	(11.0)

	413.8	420.8

	$833.7	$800.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2012

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2012
Cash flows provided by (used in) operating activities:
Net income	$3.3	$5.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.1	4.8
Amortization	2.7	2.8
Integration, merger and acquisition related costs and other charges	0.3	1.6
Stock-based compensation	1.4	1.6
Amortization of deferred financing fees	0.2	0.2
Deferred income taxes	2.3	2.6
Loss (gain) on disposition of equipment	0.1	(0.1)
Other	-	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	(9.4)	(12.1)
Inventory	(15.0)	26.5
Prepaids and other assets	(6.2)	(0.5)
Accounts payable	10.4	(7.0)
Salaries, wages and other compensation	9.3	(6.5)
Other accrued liabilities	0.9	0.6

Net cash provided by operating activities	5.4	19.9

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(2.4)	(2.5)
Cash proceeds from the sale of assets	-	0.1

Net cash used in investing activities	(2.4)	(2.4)

Cash flows used in financing activities:
Net activity of long-term revolving credit facility	(1.3)	(27.9)
Repayments of capital lease obligations	(0.2)	(0.1)
Treasury stock at cost	-	(0.2)

Net cash used in financing activities	(1.5)	(28.2)

Change in cash and cash equivalents	1.5	(10.7)
Cash and cash equivalents at beginning of period	10.8	17.4

Cash and cash equivalents at end of period	$12.3	$6.7

Supplemental information:
Cash paid for interest	$1.0	$2.8

Cash paid for taxes	$-	$1.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(Unaudited)

(In millions, except share amounts)

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2011	29,443,872	$0.3	$355.9	$68.4	$(10.8)	$413.8
Net income				5.6		5.6
Vested restricted stock units	66,392		-			-
Treasury stock at cost	(15,947)		-		(0.2)	(0.2)
Stock-based compensation-						-
non-vested restricted stock	-	-	1.1	-	-	1.1
Stock-based compensation-						-
stock options	-	-	0.5	-	-	0.5

Balance at March 31, 2012	29,494,317	$0.3	$357.5	$74.0	$(11.0)	$420.8

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues, operating 95 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings and generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 90 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2011, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements adjusted for acquisition related measurement period adjustments as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. On January 27, 2012, the Federal Trade Commission (“FTC”) issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. On February 21, 2012 the unsolicited tender offer expired and Omnicare did not extend the offer.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

In connection with these matters, in the first quarter of 2012, the Corporation expensed $2.2 million of legal, investment banking, and other fees, which are included in integration, merger and acquisition related costs and other charges in the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2011 and March 31, 2012, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Financial liabilities and non-financial assets recorded at fair value at December 31, 2011 and March 31, 2012, are set forth in the tables below (dollars in millions):

As of December 31, 2011	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Non-financial Assets
Intangible Assets	$-	$-	$-	$-	C
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(3.9)	$-	$(3.9)	$-	A
Contingent Consideration	-	-	-	-	C

As of March 31, 2012	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(4.8)	$-	$(4.8)	$-	A
Contingent Consideration	-	-	-	-	C

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (the “West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that contingent consideration will be paid to the sellers, therefore, at December 31, 2010, the liability was relieved and remained the same at March 31, 2012. The Corporation will continue to assess the fair value of the liability through the date of determination which is August 10, 2012. If annual gross profit for the West Virginia Acquisition increased 100% through the date of determination, the value of the contingent consideration would still be zero. There were no transfers between the three-tier fair value hierarchy levels during the period.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these instruments. The Corporation’s debt approximates fair value due to the terms of the interest being set at variable market interest rates (Level 2).

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2011	March 31, 2012
Institutional healthcare providers	$169.0	$177.5
Medicare Part D	46.9	52.1
Private payor and other	33.3	34.1
Insured	10.7	10.8
Medicaid	20.1	20.8
Medicare	0.8	1.1
Allowance for doubtful accounts	(48.6)	(52.1)

	$232.2	$244.3

0 to 60 days	61.2%	61.5%
61 to 120 days	19.5%	17.3%
Over 120 days	19.3%	21.2%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2011	$36.8	$24.8	$(13.0)	$48.6
Three Months Ended March 31, 2012	$48.6	$6.2	$(2.7)	$52.1

Concentration of Credit Risk

For the three months ended March 31, 2011 and 2012, the Corporation derived approximately 13.7% and 14.4% of its revenues from a single customer, respectively, including all payer sources associated with the residents of its long-term care facilities.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended March 31, 2011 and 2012, maintenance and repairs were $1.9 million and $2.0 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three months ended March 31, 2011 or 2012.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended March 31, 2011 and 2012, the Corporation capitalized internally developed software costs of $0.5 million and $0.9 million, respectively. As of December 31, 2011 and March 31, 2012, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $13.2 million.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. In September 2011, the FASB issued ASU No. 2011-08 “Intangibles—Goodwill and Other” intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this ASU are effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation early adopted the guidance at December 31, 2011. The Corporation performed a qualitative assessment of its institutional pharmacy reporting unit, as of December 31, 2011, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For three months ended March 31, 2011 and 2012, the expense for employee health benefits was $5.0 million, and $5.5 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2011 and March 31, 2012, the Corporation had $3.1 million and $2.2 million, respectively, recorded as a liability for self-insured employee health benefits.

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

Delivery Expenses

The Corporation incurred delivery expenses of $17.4 million and $16.3 million for the three months ended March 31, 2011 and 2012, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

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

Measurement Period Adjustments

For the three months ended March 31, 2012, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2011 as a result of measurement period adjustments related to the 2011 acquisitions (See Note 2).

NOTE 2—ACQUISITIONS

2011 Acquisitions

On April 1, 2011 the Corporation acquired an institutional pharmacy in Greenville, South Carolina. On December 31, 2011, the Corporation acquired the membership interests of an institutional pharmacy which operated three pharmacies in Ohio and Pennsylvania. Both acquisitions (the “2011 Acquisitions”) were accounted for under the acquisition method of accounting. The aggregate purchase price of the 2011 Acquisitions was $51.0 million in cash and assumed liabilities. The total purchase price of the 2011 Acquisitions was preliminarily allocated to the net tangible and identifiable intangible assets based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transactions were considered asset acquisitions; therefore, the amount of goodwill recorded in the transactions of $35.2 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the 2011 Acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The combined allocation of the purchase price associated with the 2011 Acquisitions was based upon the fair value of net tangible and identifiable intangible assets as of the date of acquisition. The preliminary purchase price allocations were as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Recognized as of Acquisition Date
Accounts receivable	$4.6	$(0.2)	$4.4
Inventory	3.7	0.1	3.8
Other current assets	0.4	-	0.4
Equipment and leasehold improvements	0.4	-	0.4
Identifiable intangibles	12.5	-	12.5
Goodwill	34.8	0.4	35.2

Total assets	56.4	0.3	56.7

Current liabilities	(5.3)	(0.3)	(5.6)
Other long-term liabilities	(0.1)	-	(0.1)

Total liabilities	(5.4)	(0.3)	(5.7)

Purchase price of 2011 Acquisitions	$51.0	$-	$51.0

The following is the fair value of the equipment and leasehold improvements of the 2011 Acquisitions acquired at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr.)
Equipment and software	$0.4	4.7

The following are the fair values of the identifiable intangible assets of the 2011 Acquisitions acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value
Customer relationships	$11.1
Trade name	0.5
Non-compete agreement	0.9

$ 12.5

Other

For the three months ended March 31, 2011 and 2012, the Corporation incurred $4.6 million and $2.5 million, respectively, of acquisition related costs, which have been classified as a component of integration, merger, and acquisition related costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2011, excluding the integration, merger and acquisition related costs and other charges and assuming an effective tax rate of approximately 40.0% for the three months ended March 31, 2011, would be as follows (dollars in millions, except per share amounts):

Three Months Ended March 31, 2011
Revenues	$553.4
Net income	$7.0

Earnings per common share:
Basic	$0.24
Diluted	$0.24

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2011	March 31, 2012
Leasehold improvements	$14.3	$14.4
Equipment and software	123.2	124.7
Leased equipment	2.9	2.9
Construction in progress	4.6	5.2

	145.0	147.2
Accumulated depreciation	(92.6)	(97.1)

Total Equipment and leasehold improvements	$52.4	$50.1

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2011	Additions	Disposals	Balance at March 31, 2012
Equipment and leasehold improvements:
Leasehold improvements	$14.3	$0.1	$-	$14.4
Equipment and software	123.2	1.8	(0.3)	124.7
Leased equipment	2.9	-	-	2.9
Construction in progress	4.6	0.6	-	5.2

Sub-Total	145.0	2.5	(0.3)	147.2

Accumulated depreciation	(92.6)	(4.8)	0.3	(97.1)

Total	$52.4	$(2.3)	$-	$50.1

Depreciation expense totaled $5.1 million and $4.8 million for the three months ended March 31, 2011 and 2012, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$17.4	*
2013	12.8
2014	8.0
2015	5.1
2016	2.7
Thereafter	8.9

Total	$54.9

* The 2012 amount shown includes depreciation expense for the three months ended March 31, 2012 of $4.8 million.

NOTE 4—GOODWILL AND INTANGIBLES

As of December 31, 2011 and March 31, 2012 the carrying amount of goodwill was $214.6 million.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2011	Additions	Balance at March 31, 2012
Customer relationships	$96.0	$-	$96.0
Trade name	30.0	-	30.0
Non-compete agreements	8.4	0.4	8.8

Sub Total	134.4	0.4	134.8
Accumulated amortization	(34.2)	(2.8)	(37.0)

Net intangible assets	$100.2	$(2.4)	$97.8

Amortization expense relating to finite-lived intangible assets was $2.7 million and $2.8 million for the three months ended March 31, 2011 and 2012, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$10.9	*
2013	10.4
2014	10.3
2015	10.3
2016	9.9
Thereafter	48.8

	$100.6

* The 2012 amount shown includes amortization expense for the three months ended March 31, 2012 of $2.8 million.

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

As of March 31, 2012, $250.0 million was outstanding under the term loan facility and $22.1 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

Credit Agreement:	December 31, 2011	March 31, 2012

Term Debt - payable to lenders at LIBOR plus applicable margin (2.99% as of March 31, 2012), matures June 30, 2016	$250.0	$250.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (5.00% as of March 31, 2012), matures June 30, 2016	50.0	22.1

Total debt	300.0	272.1
Less: Current portion of long-term debt	6.3	9.4

Total long-term debt	$293.7	$262.7

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The Corporation’s indebtedness has the following maturities for the current year and the next four years and thereafter (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2012	$6.3	$-	$6.3
2013	12.5	-	12.5
2014	12.5	-	12.5
2015	112.5	-	112.5
2016	106.2	22.1	128.3
Thereafter	-	-	-

	$250.0	$22.1	$272.1

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2012 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $175.9 million as of March 31, 2012. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $550.0 million, subject to securing additional commitments from existing or new lenders.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
March 31, 2012	10.61	2.20	*	*

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2012, the Corporation had $9.0 million of unamortized deferred financing fees.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Board of Directors, alleging that the members of the Board of Directors breached their fiduciary duties by refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer. On March 2, 2012, Omnicare dismissed the entire case without prejudice.

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

On October 3, 2011, the Court of Chancery of the State of Delaware entered an order consolidating the LMPERS and Drummond actions under the caption In re PharMerica Corporation Shareholders Litigation, Consolidated Civil Action No. 6851-CS. Plaintiffs in the consolidated action designated the complaint filed in the Drummond action as operative. The Corporation believes that the claims made by LMPERS and Drummond are without merit and has filed a motion to dismiss the litigation.

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

CMS Proposed Rule on Consultant Pharmacists

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities” (the “Proposed Rule”). In the Proposed Rule, CMS outlined its concerns, and requests comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. After reviewing the comments, CMS declined to finalize the portion of the Proposed Rule requiring the independence of consultant pharmacists from LTC pharmacies. CMS further noted that “the [independent consultant pharmacist] requirement would be highly disruptive to both LTC facilities and consultant pharmacists,” and without additional regulation of facility staff and providers, any benefits would not “outweigh the costs of industry disruption.” However, CMS solicited additional comments and acknowledged the possibility of future regulations if there fails to be improvement in inappropriate utilization throughout the industry. The Corporation believes that a future rule, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact future regulations in consultant pharmacist services to its business.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

The type of compensation due to each of the executive officers in the event of the termination of their employment period varies depending on the nature of the termination. The employment agreements generally do not entitle the executive officers to any additional payment or benefits solely upon the occurrence of a change in control but do provide additional payments or benefits or both upon a termination of employment in connection with a change in control. Additionally, the vesting of certain equity based grants made to certain executive officers accelerate upon the occurrence of a change in control.

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

	Three Months Ended March 31,
	2011	2012
Pharmacy locations and administrative offices lease expense	$3.6	$3.5
Office equipment lease expense	0.7	0.6

Total lease expense	$4.3	$4.1

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2012	$14.6	*
2013	12.3
2014	7.9
2015	5.9
2016	5.0
Thereafter	13.1

Total	$58.8

* The 2012 amount shown includes lease expense for the three months ended March 31, 2012 of $3.5 million.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended March 31,
	2011		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$255.4	47.7%	$238.1	47.7%
Institutional healthcare providers	163.5	30.6	146.2	29.3
Medicaid	56.1	10.5	48.8	9.8
Private and other	21.6	4.0	23.9	4.8
Insured	21.8	4.1	24.9	5.0
Medicare	1.2	0.2	0.9	0.2
Hospital management fees	15.5	2.9	16.1	3.2

Total	$535.1	100.0%	$498.9	100.0%

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

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES

In fiscal year 2007, the Corporation began the integration of its pharmacy operating systems and the Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems during fiscal 2012. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 8—INTEGRATION, MERGER AND ACQUISITION RELATED COSTS AND OTHER CHARGES (Continued)

The following is a summary of integration, merger and acquisition related costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended March 31,
	2011	2012
Integration costs and other charges:
Tender offer costs	$-	$2.2
Professional and advisory fees	0.1	0.3
General and administrative	0.1	-
Facility costs	(0.1)	0.4

	0.1	2.9

Acquisition related costs:
Professional and advisory fees	1.3	1.3
General and administrative	0.3	-
Employee costs	1.1	1.0
Severance costs	0.4	-
Facility costs	0.8	0.3
Other costs	0.7	(0.1)

	4.6	2.5

Total integration, merger, and acquisition related costs and other charges	$4.7	$5.4

Negative effect on diluted earnings per share	$(0.09)	$(0.11)

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months ended March 31, 2012, $2.2 million of tender offer costs were incurred.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of March 31, 2012, there were no shares of preferred stock outstanding.

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

On August 25, 2011, the Board of Directors adopted a rights plan (the “Rights Plan”), providing for the distribution of one right for each share of common stock outstanding (a “Right”). Each right entitled the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Preferred Stock, par value $0.01 per share, of the Corporation at a price of $45.00 per one one-thousandth (1/1000th) of a share, subject to adjustment. The rights were to become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Corporation’s common stock has been acquired or an intent to acquire has become apparent.

On August 25, 2011, the Board of Directors declared a dividend of one Right for each outstanding share of common stock. The dividend was paid on September 6, 2011 to the stockholders of record on September 6, 2011.

On March 28, 2012, the Corporation amended the Rights Agreement (the “Amendement”). The Amendment amends the final expiration date of the Corporation’s Series A Junior Participating Preferred Stock purchase rights issued pursuant to the Rights Agreement from August 25, 2021 to March 28, 2012. Accordingly, the Rights expired at the close of business on March 28, 2012, and the Rights Agreement has been terminated and is of no further force and effect.

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

The Corporation did not repurchase shares under this program during the three months March 31, 2012. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 15,947 shares of certain vested awards for an aggregate price of approximately $0.2 million during the three months ended March 31, 2012. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2012, the Corporation had a total of 1,366,075 shares held as treasury stock.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted share awards granted to officers and employees generally vest in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two or three equal annual installments. The restricted share awards granted to members of the Board of Directors vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, integration, merger and acquisition related costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

As of March 31, 2012, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,726,606 shares. The 2,726,606 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 1,995,975.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2012
Stock option compensation expense	$0.6	$0.5
Nonvested stock compensation expense	0.8	1.1

Total Stock Compensation Expense	$1.4	$1.6

Negative effect on diluted earnings per share	$(0.03)	$(0.03)

As of March 31, 2012, there was $14.4 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and the next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,	Stock Options	Nonvested Restricted Shares	Nonvested Restricted Stock Units	Performance Share Units	Total
2012	$2.0	$0.1	$3.1	$1.4	$6.6	*
2013	1.5	-	2.8	1.5	5.8
2014	0.8	-	1.6	0.9	3.3
2015	0.1	-	0.1	0.1	0.3
2016	-	-	-	-	-
Thereafter	-	-	-	-	-

Total	$4.4	$0.1	$7.6	$3.9	$16.0

*The 2012 amount shown includes stock based compensation expense for the three months ended March 31, 2012 of $1.6 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted for the year ended December 31, 2011, using the Black-Scholes-Merton option valuation model:

2011
Expected volatility (range)	42.23 - 46.34%
Risk free interest rate (range)	0.19 - 2.20%
Expected dividends	-
Average expected term (years)	2.0 - 5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$3.61
Weighted average fair value of options granted (in millions)	$2.4

The Corporation did not issue stock options during the three months ended March 31, 2012.

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. The Corporation also considers how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of twelve companies in 2011, in the same or similar industries as the Corporation. The Corporation estimates the volatility of its common stock in conjunction with the Corporation’s annual grant and volatility is calculated utilizing the historical volatility of the Corporation and its peer-group. To the extent material grants are made subsequent to the Corporation’s annual grant, the volatility calculation is updated through the most recent grant date of the awards.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	657,576	10.89
Exercised	(18,713)	12.34
Canceled	(118,595)	15.00

Outstanding shares at December 31, 2011	2,744,011	$15.07	4.2 years	$3.1

Canceled	(42,369)	13.54

Outstanding shares at March 31, 2012	2,701,642	$15.09	4.0 years	$1.0

Exercisable shares at March 31, 2012	1,843,157	$15.68	3.4 years	$0.3

Expired shares during 2012	21,620	$15.20

The total intrinsic value of stock options exercised for the three months ended March 31, 2011 was less than $0.1 million. There were no stock options exercised during the three months ended March 31, 2012. The total fair value of options vested for the three months ended March 31, 2011 and 2012 was $1.4 million and $1.8 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a remaining weighted average period of 1.7 years.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2010	489,855	$16.72

Granted - Restricted Stock Units	498,333	11.34
Granted - Performance Share Units	186,533	10.78
Forfeited	(207,204)	14.27
Vested	(151,028)	16.50

Outstanding shares at December 31, 2011	816,489	$12.69

Granted - Restricted Stock Units	301,500	13.62
Granted - Performance Share Units	200,995	13.62
Forfeited	(25,347)	11.57
Vested	(67,091)	10.89

Outstanding shares at March 31, 2012	1,226,546	$13.19

The total fair value of shares vested for the three months ended March 31, 2011 and 2012 was $0.9 million and $0.7 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year to 2.1 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 879,342 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution which is also a defined contribution retirement plan under Section 401(a) for all eligible

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

employees, as defined in the plan document. The plan is qualified under Section 401(k). Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended March 31, 2011 and 2012, the Corporation’s matching contributions to the plan were $1.5 million and $1.6 million, respectively.

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

As of December 31, 2011 and March 31, 2012, the Corporation had $3.9 million and $4.8 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the three months ended March 31, 2011 and 2012 (in millions):

	Three Months Ended March 31,
	2011	2012
Provision for income taxes	$2.3	$3.7

Total provision as a percentage of pre-tax income	42.1%	40.1%

The decrease in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2012 compared to the comparable 2011 period was primarily due to a decrease in net unfavorable discrete expenses, primarily related to stock based compensation. The effective tax rates in 2012 and 2011 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $121.6 million and $115.0 million at December 31, 2011 and March 31, 2012, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of March 31, 2012, the Corporation has tax benefits from federal net operating loss carryforwards of $17.4 million ($6.1 million tax affected) and tax benefits from state net operating loss carryforwards of $9.3 million (net of federal benefit) and valuation allowances totaling $1.0 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $37.1 million at December 31, 2011 and $34.6 million at March 31, 2012, net of valuation allowances of $1.0 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

As of December 31, 2011 and March 31, 2012, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2008 through 2011.

State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is generally no longer subject to state and local income tax examinations by tax authorities for years before 2006. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred Healthcare, Inc. (“Kindred”) and AmerisourceBergen are responsible for any taxes that relate to periods prior to July 31, 2007.

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2012
Numerator:
Numerator for basic and diluted earnings per share-net income	$3.3	$5.6

Denominator:

Denominator for basic earnings per share-weighted average shares	29,272,481	29,430,190
Effect of dilutive securities:
Employee stock options	5,293	9,067
Employee restricted shares	84,360	190,933
Employee performance share units	-	79,960

Denominator for diluted earnings per share-adjusted weighted average shares	29,362,134	29,710,150

Basic earnings per share	$0.11	$0.19

Diluted earnings per share	$0.11	$0.19

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,207,940	3,107,551

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	(As adjusted)
	December 31, 2011	March 31, 2012
Assets:
Institutional pharmacies	$822.7	$789.0
Hospital pharmacy management	11.0	11.4

	$833.7	$800.4

Goodwill:
Institutional pharmacies	$214.6	$214.6
Hospital pharmacy management	-	-

	$214.6	$214.6

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2011	2012
Revenues:
Institutional pharmacies	$519.6	$482.8
Hospital pharmacy management	15.5	16.1

	$535.1	$498.9

Net income :
Segment operating income:
Institutional pharmacies	$21.9	$28.0
Hospital pharmacy management	1.6	1.1

Segment operating income	23.5	29.1
Rent	4.3	4.1
Depreciation and amortization	7.8	7.6
Integration, merger and acquisition related costs and other charges	4.7	5.4
Interest expense, net	1.1	2.7

Income before income taxes	5.6	9.3
Provision for income taxes	2.3	3.7

Net income	$3.3	$5.6

Rent:
Institutional pharmacies	$4.3	$4.1
Hospital pharmacy management	-	-

	$4.3	$4.1

Depreciation and amortization:
Institutional pharmacies	$7.8	$7.6
Hospital pharmacy management	-	-

	$7.8	$7.6

Capital expenditures:
Institutional pharmacies	$2.4	$2.5
Hospital pharmacy management	-	-

	$2.4	$2.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;

•	the effects of adverse economic trends or intense competition in the markets in which we operate;

•	the demand for the Corporation’s products and services;

•	the risk of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

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

•

other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2012, reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Unsolicited Takeover by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. On January 27, 2012, the Federal Trade Commission (“FTC”) issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleges that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. On February 21, 2012 the unsolicited tender offer expired and Omnicare did not extend the offer.

In connection with these matters, in the first quarter of 2012, we expensed $2.2 million of legal and advisory fees, which are included in integration, merger and acquisition related costs and other charges in the condensed consolidated financial statements. The Corporation does not expect to incur significant additional costs in the future in connection with Omnicare’s unsolicited tender offer.

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

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities” (the “Proposed Rule”). In the Proposed Rule, CMS outlined its concerns, and requested comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. After reviewing the comments, CMS declined to finalize the portion of the Proposed Rule requiring the independence of consultant pharmacists from LTC pharmacies. CMS further noted that “the independent consultant pharmacist requirement would be highly disruptive to both LTC facilities and consultant pharmacists,” and without additional regulation of facility staff and providers, any benefits would not “outweigh the costs of industry disruption.” However, CMS solicited additional comments and acknowledged the possibility of future regulations if there fails to be improvement in inappropriate utilization throughout the industry. The Corporation believes that a future rule, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact of future regulations in consultant pharmacist services.

We provide consultant pharmacist services that help our customers comply with the federal and state regulations applicable to nursing homes. Currently, we provide consultant services to approximately 70.4% of our patients serviced. The services offered by our consultant pharmacists include:

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

Ancillary Services

The Corporation provides intravenous (“IV”) drug therapy products and services to its customers. We provide IV products and services to client facilities as well as hospice and home care patients.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services segment is comprised of a few customers, of which, our largest service is to the majority of the Kindred Healthcare, Inc. (“Kindred”) hospitals.

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

At March 31, 2012, we had contracts to provide pharmacy services to 333,174 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the three months ended March 31, 2012, Kindred institutional pharmacy contracts represented approximately 11.2% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At March 31, 2012, the Corporation provided hospital pharmacy management services to Kindred and other customers at 90 locations. For the three months ended March 31, 2012, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.2% of the Corporation’s total revenues.

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

The following table summarizes the generic drug dispensing rate:

	2011	2012
March 31	77.1%	78.8%
June 30	77.9	N/A
September 30	78.3	N/A
December 31	78.4	N/A

The following table summarizes the material brand-to-generic conversions expected to occur in 2012 through 2016:

2012	2013	2014	2015	2016
Lexapro (1Q)	Oxycontin (2Q)	Nexium I.V. (1Q)	Namenda (1Q)	N/A
Seroquel (1Q)	Advair (3Q)	Humalog (2Q)	Abilify (2Q)
Plavix (2Q)	Cymbalta (4Q)	Nexium (2Q)	Travatan (2Q)
Provigil (2Q)		Renvela (3Q)	Zyvox (2Q)
Actos (3Q)		Copaxone (4Q)	Aggrenox (3Q)
Detrol LA (3Q)		Symbicort (4Q)	Lidoderm (4Q)
Diovan (3Q)
Diovan HCT (3Q)
Singulair (3Q)
Xopenex (3Q)

(Number is parentheses equals the quarter of conversion)
N/A - Currently no material brand to generic conversion in 2016.

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

A summary of revenue by payer type for the three months ended March 31, 2011 and 2012 is as follows (dollars in millions):

	Three Months Ended March 31,
	2011		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$255.4	47.7%	$238.1	47.7%
Institutional healthcare providers	163.5	30.6	146.2	29.3
Medicaid	56.1	10.5	48.8	9.8
Private and other	21.6	4.0	23.9	4.8
Insured	21.8	4.1	24.9	5.0
Medicare	1.2	0.2	0.9	0.2
Hospital management fees	15.5	2.9	16.1	3.2

Total	$535.1	100.0%	$498.9	100.0%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one large competitor in the institutional pharmacy industry, Omnicare.

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

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation.” Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the “Donut Hole,” (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products. The constitutionality of the 2010 Health Care Legislation has been challenged in several federal courts and the appeal of those decisions was accepted by the Supreme Court of the United States (the “Supreme Court”). In March of 2012, the Supreme Court heard arguments regarding the constitutionality of the 2010 Health Care Legislation and is expected to issue a final ruling in June of 2012. Pending a final decision on the constitutionality of the legislation and the promulgation of regulations there under, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

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

Part D Coverage Gap

Starting on January 1, 2011, the Medicare Coverage Gap Discount Program (the “Program”) requires drug manufacturers to provide a 50% discount on the negotiated ingredient cost to certain Medicare Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee). In addition, the 2010 Health Care Legislation includes a requirement that closes or eliminates the coverage gap entirely by fiscal year 2020. The coverage gap will be eliminated by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary.

At this time, the Corporation is unable to fully evaluate the impact of the changes to the coverage gap to its business.

Short Cycle Dispensing

Pursuant to the 2010 Health Care Legislation, Prescription Drug Plans (“PDPs”) will be required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. This short cycle dispensing provision will take effect on January 1, 2013. On April 15, 2011, CMS issued final regulations pursuant to the 2010 Health Care Legislation requiring, beginning January 1, 2013, pharmacies dispensing to long-term care facilities to dispense no more than 14-day supplies of brand-name medications covered by Medicare Part D except in limited circumstances (i.e. solid oral doses of antibiotics and solid oral doses dispensed in original containers as indicated by the FDA or otherwise customarily dispensed in their original packaging to assist patients with compliance). The final regulations also provided clarity around what pharmacy costs should be included in the determination of the dispensing fee.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, oxygen equipment, hospital beds, walkers, negative pressure wound therapy pumps and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation submitted bids in all geographic areas for the enteral nutrient category prior to the March 3, 2012 deadline set by CMS. Once the bidding and selection process is completed, proposed implementation of the contracts and pricing is July 2013. Medicare Part B is not material to the Corporation, representing less than 0.5% of revenues.

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

Our allowance for doubtful accounts, included in our condensed consolidated balance sheets at December 31, 2011 and March 31, 2012, were $48.6 million and $52.1 million, respectively

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

		% of			% of
	Amount	Revenues		Amount	Revenues
2011			2012
March 31	$5.4	1.0%	March 31	$6.2	1.2%
June 30	5.8	1.1	June 30	N/A	N/A
September 30	6.4	1.2	September 30	N/A	N/A
December 31	7.2	1.5	December 31	N/A	N/A

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our allowance for doubtful accounts.

The largest components of bad debts in our accounts receivable relate to the accounts for which private payers are responsible (which we refer to as private and other), accounts which our customers from long-term care institutions are responsible under Medicare Part A and owe us for the drug component of their patients stay at their respective institution and third party, Medicare Part D, and Medicaid accounts that have been denied.

We attempt to collect the private and other accounts through various efforts. We attempt to collect payments due from long-term care institutions through billing and collecting in accordance with the terms of the contracts. We attempt to collect from third party, Medicare Part D and Medicaid accounts by obtaining the appropriate documentation and direct discussions with the payers. In all cases, the drugs have been dispensed.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2011	2012
First Quarter	39.0	42.3
Second Quarter	41.6	N/A
Third Quarter	42.5	N/A
Fourth Quarter	42.8	N/A

The following table shows our summarized aging categories by quarter:

	2011				2012
	March	June	September	December	March	June		September		December
0 to 60 days	63.4%	63.9%	63.1%	61.2%	61.8%	N/A	%	N/A	%	N/A	%
61 to 120 days	19.3	18.0	18.9	19.5	17.0	N/A		N/A		N/A
Over 120 Days	17.3	18.1	18.0	19.3	21.2	N/A		N/A		N/A

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2011			2012
	Allowance	Gross Accounts Receivable	%of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	%of Gross Accounts Receivable
March 31	$38.1	$273.9	13.9%	$52.1	$296.4	17.6%
June 30	39.6	282.4	14.0	N/A	N/A	N/A
September 30	42.9	282.8	15.2	N/A	N/A	N/A
December 31	48.6	281.0	17.3	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

The following table shows our sources of revenues for the quarters:

	Three Months Ended March 31,		Three Months Ended June 30,
	2011	2012	2011	2012
Medicare Part D	47.7%	47.7%	47.6%	N/A	%
Institutional healthcare providers	30.6	29.3	29.5	N/A
Medicaid	10.5	9.8	10.7	N/A
Private and other	4.0	4.8	4.6	N/A
Insured	4.1	5.0	4.4	N/A
Medicare	0.2	0.2	0.2	N/A
Hospital management fees	2.9	3.2	3.0	N/A

Total	100.0%	100.0%	100.0%	-%

	Three Months Ended September 30,			Three Months Ended December 31,
	2011	2012		2011	2012
Medicare Part D	48.4%	N/A	%	48.0%	N/A	%
Institutional healthcare providers	29.7	N/A		29.6	N/A
Medicaid	10.4	N/A		10.4	N/A
Private and other	4.5	N/A		4.5	N/A
Insured	3.8	N/A		4.3	N/A
Medicare	0.2	N/A		0.2	N/A
Hospital management fees	3.0	N/A		3.0	N/A

Total	100.0%	-%		100.0%	-%

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

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy locations. Our inventory is maintained on a first-in, first-out lower of cost or market basis. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

As of December 31, 2011 and March 31, 2012, our inventories on our accompanying condensed consolidated balance sheets were $130.6 million and $104.2 million, respectively.

Our inventory turns were as follows for the periods presented:

	2011	2012
First Quarter	15.0	11.0
Second Quarter	12.0	N/A
Third Quarter	11.0	N/A
Fourth Quarter	10.3	N/A

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2011 and March 31, 2012 was $214.6 million.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2011 and March 31, 2012, were $100.2 million and $97.8 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2011 and March 31, 2012 was $34.2 million and $37.0 million, respectively.

The Corporation performs an annual qualitative assessment of its Institutional Pharmacy reporting unit to determine if it is necessary to proceed to the first step of the two-step impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

We assess for the potential impairment of intangible assets and finite-lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2011 and March 31, 2012, were $37.1 million and $34.6 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2011 and March 31, 2012 were $1.0 million.

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

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, goodwill, accounts receivable allowance, net operating loss carryforwards, and stock-based compensation.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Quarter Ended March 31,
	2011		Increase (Decrease)		2012
		% of				% of
	Amount	Revenues			Amount	Revenues
Net revenues
Institutional Pharmacy	$519.6	97.1%	$(36.8)	(7.1)%	$482.8	96.8%
Hospital Management	15.5	2.9	0.6	3.9	16.1	3.2

Total net revenues	535.1	100.0	(36.2)	(6.8)	498.9	100.0

Cost of goods sold
Institutional Pharmacy	455.5	85.1	(43.6)	(9.6)	411.9	82.5
Hospital Management	13.5	2.5	0.9	6.7	14.4	2.9

Total cost of goods sold	469.0	87.6	(42.7)	(9.1)	426.3	85.4

Gross profit
Institutional Pharmacy	64.1	12.0	6.8	10.6	70.9	14.3
Hospital Management	2.0	0.4	(0.3)	(15.0)	1.7	0.3

Total gross profit	$66.1	12.4%	$6.5	9.8%	$72.6	14.6%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,769		(684)	(6.4)%	10,085
Revenue per prescription dispensed	$48.25		$(0.38)	(0.8)%	$47.87
Gross profit per prescription dispensed	$5.95		$1.08	18.2%	$7.03
Institutional gross margin	12.3%		2.4	19.5%	14.7%
Generic dispensing rate	77.1%		1.7	2.2%	78.8%

Customer licensed beds under contract
Beginning of period	362,901		(23,403)	(6.4)%	339,498
Additions - PharMerica Corporation	4,481		65	1.5	4,546
Additions - Chem Rx	998		(536)	(53.7)	462
Losses - PharMerica Corporation	(7,173)		(2,344)	(32.7)	(9,517)
Losses - Chem Rx	(3,538)		1,723	48.7	(1,815)

End of period	357,669		(24,495)	(6.8)%	333,174

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		-	-%	90

Revenues

Institutional pharmacy revenues decreased $36.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to the net decline in customer licensed beds of 24,495 as well as other factors including the continued wave of drugs converting from brand to generic which results in lower revenues. The decrease of $36.8 million is comprised of an unfavorable volume variance of approximately $33.0 million or 684,000 less prescriptions dispensed and an unfavorable rate variance of approximately $3.8 million or $0.38 decrease per prescription dispensed. The rate variance was comprised of approximately $19.0 million due to inflation on drugs dispensed between periods offset by $22.8 million due to the increase in the generic dispensing rate from 77.1% to 78.8%, certain pricing concessions and reduced reimbursement rates on generics.

The increase in hospital management revenues of $0.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an overall increase in pass through costs.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $43.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease in overall total drug costs associated with lower prescriptions dispensed. The drug costs as a percentage of revenue decreased 246 bps. Other costs included in cost of goods sold increased as a percentage of revenues 6 bps, of which the increase primarily related to increased salaries and wages expenses of 21 bps partially offset by a decrease in professional fees of 15 bps.

The increase in hospital management cost of goods sold of $0.9 million was due to the overall increase in direct operating costs.

Gross Profit and Operating Expenses (Dollars in millions)

	Quarter Ended March 31,
	2011		Increase (Decrease)		2012
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$66.1	12.4%	$6.5	9.8%	$72.6	14.6%
Selling, general and administrative expenses	52.0	9.7	0.4	0.8	52.4	10.5
Amortization expense	2.7	0.5	0.1	3.7	2.8	0.6
Integration, merger and acquisition related costs and other charges	4.7	0.9	0.7	14.9	5.4	1.1
Interest expense, net	1.1	0.3	1.6	145.5	2.7	0.5

Income before income taxes	5.6	1.0	3.7	66.1	9.3	1.9
Provision for income taxes	2.3	0.4	1.4	60.9	3.7	0.8

Net income	$3.3	0.6%	$2.3	69.7%	$5.6	1.1%

Institutional pharmacy gross profit for the three months ended March 31, 2012 was $70.9 million or $7.03 per prescription dispensed compared to $64.1 million or $5.95 per prescription dispensed for the three months ended March 31, 2011. Institutional pharmacy gross profit margin for the three months ended March 31, 2012 was 14.7% compared to 12.3% for the three months ended March 31, 2011. Gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic and decreases in overall drug costs.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended March 31,
	2011		Increase (Decrease)		2012
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$27.4	5.1%	$(0.3)	(1.1)%	$27.1	5.4%
Contracted services	3.6	0.7	0.1	2.8	3.7	0.8
Provision for doubtful accounts	5.4	1.0	0.8	14.8	6.2	1.2
Supplies	1.9	0.4	(0.2)	(10.5)	1.7	0.3
Travel expenses	1.1	0.2	0.1	9.1	1.2	0.2
Professional fees	2.5	0.5	—	—	2.5	0.5
Adjudication Expense	0.9	0.2	(0.1)	(11.1)	0.8	0.2
Stock-based compensation	1.4	0.3	0.2	14.3	1.6	0.3
Depreciation	2.4	0.4	0.1	4.2	2.5	0.5
Rent	1.3	0.2	(0.3)	(23.1)	1.0	0.2
Maintenance	0.9	0.1	(0.2)	(22.2)	0.7	0.1
Other costs	3.2	0.6	0.2	6.3	3.4	0.8

Total selling, general and administrative expenses	$52.0	9.7%	$0.4	0.8%	$52.4	10.5%

Selling, general and administrative expenses increased $0.4 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase of $0.4 million is due primarily to an increase in bad debt expense of $0.8 million and stock-based compensation of $0.2 million due to the change in the types of stock based awards granted in 2012 versus 2011, partially offset by a $0.3 million decrease in labor costs. All other costs included in selling, general and administrative expenses decreased approximately $0.3 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended March 31,
	2011		2012
	Amount	%of Revenues	Amount	%of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.4	0.9	4.1	0.9
Leased equipment	0.2	-	0.3	-

Total depreciation expense	$5.1	1.0%	$4.8	1.0%

Depreciation expense recorded in cost of goods sold	$2.7	0.6	$2.3	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.4	0.4	2.5	0.5

Total depreciation expense	$5.1	1.0%	$4.8	1.0%

Total capital expenditures	$2.4	0.4%	$2.5	0.5%

Depreciation expense decreased $0.3 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 as a result of certain equipment and leasehold improvements becoming fully depreciated or written off in 2011 and having no expense recognized in the current year.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended March 31,
	2011		2012
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.3	0.1
Customer relationships	1.8	0.3	2.1	0.4

Total amortization expense	$2.7	0.5%	$2.8	0.6%

Amortization expense increased $0.1 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 as a result of amortization expense recognized primarily on customer relationships acquired through the 2011 acquisitions.

Integration, Merger, and Acquisition Related Costs and Other Charges (Dollars in millions)

	Quarter Ended March 31,
	2011	2012
Integration costs:
Tender offer costs	$-	$2.2
Professional and advisory fees	0.1	0.3
General and administrative	0.1	-
Facility costs	(0.1)	0.4

	0.1	2.9

Acquisition costs:
Professional and advisory fees	1.3	1.3
General and administrative	0.3	-
Employee costs	1.1	1.0
Severance costs	0.4	-
Facility costs	0.8	0.3
Other costs	0.7	(0.1)

	4.6	2.5

Total integration, merger and acquisition related costs and other charges	$4.7	$5.4

Negative effect on diluted earnings per share	$(0.09)	$(0.11)

The Corporation incurred integration costs and other charges during the three months ended March 31, 2012 and 2011 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees along with other costs related to costs to convert data and integrate systems. Integration costs and other charges increased $2.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

During the three months ended March 31, 2012, $2.2 million of tender offer costs were incurred. The Corporation does not anticipate that significant additional tender offer costs will continue to be incurred as the duration of the tender offer expired on February 21, 2012.

Acquisition costs decreased $2.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to costs associated with the Chem Rx and Lone Star acquisitions represented in the prior year amount.

Interest Expense (Dollars in millions)

	Quarter Ended March 31,
Interest Expense:	2011	2012
Term Debt	$0.8	$1.9
Revolving Credit Facility	0.1	0.6

Subtotal (including commitment fees and letters of credit fees)	0.9	2.5
Other:
Interest income	-	-
Amortization of deferred financing fees	0.2	0.2

Total Interest Expense	$1.1	$2.7

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.27%	0.55%
LIBOR - 1month, at beginning of period	0.26%	0.30%
LIBOR - 1month, at end of period	0.24%	0.24%
LIBOR - 3 months, at beginning of period	0.30%	0.58%
LIBOR - 3 months, at end of period	0.30%	0.47%

Interest expense increased $1.6 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to the increase in long-term debt and the revolving credit facility, along with higher interest rates during the period. The Corporation’s interest rate on its borrowings increased from London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) plus 1.0% at March 31, 2011 to LIBOR plus 2.75% at March 31, 2012 due to the Corporation’s refinancing activities in the second quarter of 2011, which paid off the 2007 credit agreement and replaced it with the new Credit Agreement dated as of May 2, 2011. Long-term debt, including the current portion, was $244.3 million and $272.1 million as of March 31, 2011 and March 31, 2012, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended March 31,
	2011	2012
Provision for income taxes	$2.3	$3.7

Total provision as a percentage of income	42.1%	40.1%

The decrease in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2012 compared to the comparable 2011 period, was due to a decrease in net unfavorable discrete expenses, primarily related to stock based compensation. The effective tax rates in 2012 and 2011 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

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

Cash Flows – The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Quarter Ended March 31,
	2011	2012
Net cash provided by operating activities	$5.4	$19.9
Net cash used in investing activities	(2.4)	(2.4)
Net cash used in financing activities	(1.5)	(28.2)

Net change in cash and cash equivalents	1.5	(10.7)
Cash and cash equivalents at beginning of period	10.8	17.4

Cash and cash equivalents at end of period	$12.3	$6.7

Operating Activities – Cash provided by operating activities aggregated $19.9 million for the three months ended March 31, 2012 compared to $5.4 million for the three months ended March 31, 2011. The increase in cash provided by operating activities compared to prior periods is primarily a result of lower inventory levels during the three months ended March 31, 2012 partially offset by cash used in payments of accounts payable and accrued salaries and wages.

Investing Activities – Cash used in investing activities aggregated $2.4 million for the three months ended March 31, 2012 and 2011 both relating to the Corporation purchasing equipment and leasehold improvements.

Financing Activities – Cash used in financing activities aggregated $28.2 million for the three months ended March 31, 2012 compared to $1.5 million for the three months ended March 31, 2011. The increase is primarily due to additional payments made to reduce the revolver borrowings related to the 2011 acquisitions.

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

The Corporation had a total of $250.0 million outstanding of term debt under the Credit Agreement and $22.1 million outstanding under the revolving portion of the Credit Agreement as of March 31, 2012. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of March 31, 2012 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $175.9 million as of March 31, 2012.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
March 31, 2012	10.61	2.20	**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2012, the Corporation had $9.0 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

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

The Corporation did not repurchase shares under this program during the three months ended March 31, 2012. Additionally, the Corporation has approximately $14.5 million of shares that may yet be purchased under the share repurchase program. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 15,947 shares of certain vested awards for an aggregate price of approximately $0.2 million during the three months ended March 31, 2012. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2012, the Corporation had a total of 1,366,075 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2011 and for the first quarter of 2012 (in millions, except where indicated):

	2011 Quarters				2012 Quarter
	First	Second	Third	Fourth	First
Net revenues:
Institutional pharmacy revenues	$519.6	$516.0	$503.0	$480.0	$482.8
Hospital management revenues	15.5	15.7	15.7	15.6	16.1

Total revenues	535.1	531.7	518.7	495.6	498.9

Cost of goods sold:
Institutional pharmacy	455.5	441.0	429.2	405.5	411.9
Hospital management	13.5	13.7	13.8	13.8	14.4

Total cost of goods sold	469.0	454.7	443.0	419.3	426.3

Gross profit:
Institutional pharmacy	64.1	75.0	73.8	74.5	70.9
Hospital management	2.0	2.0	1.9	1.8	1.7

Total gross profit	66.1	77.0	75.7	76.3	72.6
Selling, general and administrative	52.0	55.7	55.1	53.9	52.4
Amortization expense	2.7	2.7	3.0	2.6	2.8
Impairment of intangible assets	-	-	5.1	-	-
Integration, merger and acquisition related costs and other charges	4.7	5.1	1.8	3.7	5.4

Operating income	6.7	13.5	10.7	16.1	12.0
Interest expense, net	1.1	2.6	2.6	2.5	2.7

Income before income taxes	5.6	10.9	8.1	13.6	9.3
Provision for income taxes	2.3	3.5	3.3	5.7	3.7

Net income	$3.3	$7.4	$4.8	$7.9	$5.6

Earnings per common share (1):
Basic	$0.11	$0.25	$0.16	$0.27	$0.19
Diluted	$0.11	$0.25	$0.16	$0.27	$0.19

Adjusted earnings per diluted share (1)(2):	$0.20	$0.33	$0.31	$0.35	$0.30

Shares used in computing earnings per common share:
Basic	29.3	29.3	29.4	29.4	29.4
Diluted	29.4	29.4	29.5	29.6	29.7

Balance sheet data:
Cash and cash equivalents	$12.3	$14.6	$10.3	$17.4	$6.7
Working capital (3)	$295.5	$334.6	$336.7	$348.7	$330.0
Goodwill (3)	$193.9	$186.8	$183.4	$214.6	$214.6
Intangible assets, net	$100.3	$100.8	$93.1	$100.2	$97.8
Total assets (3)	$784.7	$823.4	$787.6	$833.7	$800.4
Long-term debt	$244.3	$274.0	$257.9	$300.0	$272.1
Total stockholders’ equity	$389.2	$398.3	$404.5	$413.8	$420.8

Supplemental information:
Adjusted EBITDA(2)	$19.2	$26.3	$25.4	$27.6	$25.0
Adjusted EBITDA Margin (2)	3.6%	4.9%	4.9%	5.6%	5.0%
Adjusted EBITDA per prescription dispensed	$1.78	$2.48	$2.45	$2.78	$2.48
Net cash provided by (used in) operating activities	$5.4	$(5.1)	$12.0	$14.5	$19.9
Net cash used in investing activities	$(2.4)	$(12.3)	$(3.1)	$(46.2)	$(2.4)
Net cash provided by (used in) financing activities	$(1.5)	$19.7	$(13.2)	$38.8	$(28.2)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	10,769	10,607	10,357	9,944	10,085
Revenue per prescription dispensed	$48.25	$48.65	$48.57	$48.27	$47.87
Gross profit per prescription dispensed	$5.95	$7.07	$7.12	$7.49	$7.03
Gross profit percentage	12.3%	14.5%	14.7%	15.5%	14.7%
Generic drug dispensing rate	77.1%	77.9%	78.3%	78.4%	78.8%

Customer licensed beds under contract
Beginning of period	362,901	357,669	353,024	342,099	339,498
Additions - PharMerica Corporation	4,481	6,160	3,229	13,348	4,546
Additions - Chem Rx	998	392	905	947	462
Losses - PharMerica Corporation	(7,173)	(9,553)	(13,561)	(14,617)	(9,517)
Losses - Chem Rx	(3,538)	(1,644)	(1,498)	(2,279)	(1,815)

End of period	357,669	353,024	342,099	339,498	333,174

Hospital management contracts serviced	90	90	90	91	90

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

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	00.0000000	00.0000000	00.0000000	00.0000000	00.0000000
	2011 Quarters				2012 Quarter
	First	Second	Third	Fourth	First
Net income	$3.3	$7.4	$4.8	$7.9	$5.6
Add:
Interest expense, net	1.1	2.6	2.6	2.5	2.7
Integration, merger and acquisition related costs and other charges	4.7	5.1	1.8	3.7	5.4
Provision for income taxes	2.3	3.5	3.3	5.7	3.7
Impairment of intangible assets	-	-	5.1	-	-
Depreciation and amortization expense	7.8	7.7	7.8	7.8	7.6

Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0

Adjusted EBITDA Margin	3.6%	4.9%	4.9%	5.6%	5.0%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	00000000000	00000000000	00000000000	00000000000	00000000000
	2011 Quarters				2012 Quarter
	First	Second	Third	Fouth	First
Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0
Interest expense, net	(1.1)	(2.6)	(2.6)	(2.5)	(2.7)
Provision for income taxes	(2.3)	(3.5)	(3.3)	(5.7)	(3.7)
Integration, merger and acquisition related costs and other charges	(4.4)	(4.7)	(1.3)	(3.4)	(3.8)
Provision for bad debt	5.4	5.8	6.4	7.2	6.2
Stock-based compensation	1.4	1.8	1.3	1.4	1.6
Amortization of deferred financing fees	0.2	0.3	0.2	0.1	0.2
Deferred income taxes	2.3	4.6	2.9	4.1	2.6
Loss (gain) on disposition of equipment	0.1	0.1	0.1	(0.2)	(0.1)
Other	-	-	(0.2)	0.4	(0.2)
Changes in assets and liabilities	(15.4)	(33.2)	(16.9)	(14.5)	(5.2)

Net Cash Flows from Operating Activities	$5.4	$(5.1)	$12.0	$14.5	$19.9

Unaudited Reconciliation of Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share

	2011 Quarters				2012 Quarter
	First	Second	Third	Fourth	First
Earnings per diluted share	$0.11	$0.25	$0.16	$0.27	$0.19
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	-	-	0.11	-	-
Integration, merger and acquisition related costs and other charges	0.09	0.12	0.04	0.07	0.11
Tax accounting matters	-	(0.04)	-	0.01	-

Adjusted diluted earnings per share impact of above items	$0.20	$0.33	$0.31	$0.35	$0.30

Following Represent the First Quarter 2012 Results compared to the Fourth Quarter 2011

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Quarter Ended
	December 31, 2011		Increase (Decrease)		March 31, 2012
	Amount	% of Revenues			Amount	% of Revenues
Net revenues
Institutional Pharmacy	$480.0	96.9%	$2.8	0.6%	$482.8	96.8%
Hospital Management	15.6	3.1	0.5	3.2	16.1	3.2

Total net revenues	495.6	100.0	3.3	0.7	498.9	100.0

Cost of goods sold
Institutional Pharmacy	405.5	81.8	6.4	1.6	411.9	82.5
Hospital Management	13.8	2.8	0.6	4.3	14.4	2.9

Total cost of goods sold	419.3	84.7	7.0	1.7	426.3	85.4

Gross profit
Institutional Pharmacy	74.5	15.1	(3.6)	(4.8)	70.9	14.3
Hospital Management	1.8	0.3	(0.1)	(5.6)	1.7	0.3

Total gross profit	$76.3	15.4%	$(3.7)	(4.8)%	$72.6	14.6%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,944		141	1.4%	10,085
Revenue per prescription dispensed	$48.27		$(0.40)	(0.8)%	$47.87
Gross profit per prescription dispensed	$7.49		$(0.46)	(6.1)%	$7.03
Institutional gross margin	15.5%		(0.8)	(5.2)%	14.7%
Generic dispensing rate	78.4%		0.4	0.5%	78.8%
Customer licensed beds under contract
Beginning of period	342,099		(2,601)	(0.8)%	339,498
Additions - PharMerica Corporation	13,348		(8,802)	(65.9)	4,546
Additions - Chem Rx	947		(485)	(51.2)	462
Losses - PharMerica Corporation	(14,617)		5,100	34.9	(9,517)
Losses - Chem Rx	(2,279)		464	20.4	(1,815)

End of period	339,498		(6,324)	(1.9)%	333,174

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	91		(1.0)	(1.1)%	90

Revenues

Institutional pharmacy revenues increased $2.8 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011, due primarily to the acquisition on December 31, 2011 partially offset by other factors including the continued wave of drugs converting from brand to generic which results in lower revenues. The increase of $2.8 million resulted from a favorable volume variance of approximately $6.8 million or 141,000 more prescriptions dispensed offset by an unfavorable rate variance of approximately $4.0 million or $0.40 decrease per prescription dispensed. The rate variance was comprised of approximately $0.1 million due to inflation on drugs dispensed between periods offset by $4.1 million due to the increase in the generic dispensing rate from 78.4% to 78.8%, certain pricing concessions and reduced reimbursement rates on generics.

The increase in hospital management revenues of $0.5 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011 was primarily due to an overall increase in pass through costs partially offset by one less hospital serviced during the three months ended March 31, 2012.

Cost of Goods Sold

Institutional pharmacy cost of goods sold increased $6.4 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011 primarily due to an increase in prescriptions dispensed. The drug costs as a percent of revenue increased 52 bps. Other costs included in cost of goods sold increased as a percentage of revenues 28 bps, of which the increase primarily related to increased salaries and wages expenses of 57 bps partially offset by a decrease in other costs of 29 bps.

Hospital management cost of goods sold increased $0.6 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011 which was primarily due to an overall increase in pass through costs.

Gross Profit and Operating Expenses (Dollars in millions)

	Quarter Ended
	December 31, 2011		Increase (Decrease)		March 31, 2012
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$76.3	15.4%	$(3.7)	(4.8)%	$72.6	14.6%
Selling, general and administrative expenses	53.9	10.9	(1.5)	(2.8)	52.4	10.5
Amortization expense	2.6	0.5	0.2	7.7	2.8	0.6
Impairment of intangible assets	-	-	-	-	-	-
Integration, merger and acquisition related costs and other charges	3.7	0.7	1.7	45.9	5.4	1.1
Interest expense, net	2.5	0.5	0.2	8.0	2.7	0.5

Income before income taxes	13.6	2.8	(4.3)	(31.6)	9.3	1.9
Provision for income taxes	5.7	1.2	(2.0)	(35.1)	3.7	0.8

Net income	$7.9	1.6%	$(2.3)	(29.1)%	$5.6	1.1%

Institutional pharmacy gross profit for the three months ended March 31, 2012 was $70.9 million or $7.03 per prescription dispensed compared to $74.5 million or $7.49 per prescription dispensed for the three months ended December 31, 2011. The decrease in gross profit was due primarily to the increase in employer taxes, certain pricing concessions and reduced reimbursement rates on generics. Institutional pharmacy gross profit margin for the three months ended March 31, 2012 was 14.7% compared to 15.5% for the three months ended December 31, 2011. Gross profit margin was negatively impacted by the decrease on generic drug reimbursement, per prescription dispensed, from PDPs.

Hospital management gross profit decreased $0.1 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011 which was primarily due to an overall reduction in pass through costs.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
`	December 31, 2011		Increase (Decrease)		March 31, 2012
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$25.2	5.1%	$1.9	7.5%	$27.1	5.4%
Contracted services	3.7	0.7	-	-	3.7	0.8
Provision for doubtful accounts	7.2	1.5	(1.0)	(13.9)	6.2	1.2
Supplies	1.7	0.3	-	-	1.7	0.3
Travel expenses	1.4	0.3	(0.2)	(14.3)	1.2	0.2
Professional fees	4.2	0.9	(1.7)	(40.5)	2.5	0.5
Adjudication Expense	1.1	0.2	(0.3)	(27.3)	0.8	0.2
Stock-based compensation	1.4	0.3	0.2	14.3	1.6	0.3
Depreciation	2.6	0.5	(0.1)	(3.8)	2.5	0.5
Rent	1.2	0.2	(0.2)	(16.7)	1.0	0.2
Maintenance	0.6	0.1	0.1	16.7	0.7	0.1
Other costs	3.6	0.8	(0.2)	(5.6)	3.4	0.8

Total selling, general and administrative expenses	$53.9	10.9%	$(1.5)	(2.8)%	$52.4	10.5%

Selling, general and administrative expenses decreased $1.5 million for the three months ended March 31, 2012, compared to the three months ended December 31, 2011. The decrease of $1.5 million is due to primarily a decrease in bad debt expense of $1.0 million and professional fees of $1.7 million, partially offset by a $1.9 million increase in labor costs due in most part to increased employee benefits, primarily employer taxes, in the quarter. All other costs included in selling, general and administrative expenses decreased approximately $0.7 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended
	December 31,		March 31,
	2011		2012
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.4	0.9	4.1	0.9
Leased equipment	0.3	NM	0.3	NM

Total depreciation expense	$5.2	1.0%	$4.8	1.0%

Depreciation expense recorded in cost of goods sold	$2.6	0.5	$2.3	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.6	0.5	2.5	0.5

Total depreciation expense	$5.2	1.0%	$4.8	1.0%

Total capital expenditures	$3.8	0.8%	$2.5	0.5%

Depreciation expense decreased $0.4 million for the three months ended March 31, 2012, compared to the three months ended December 31, 2011 as a result of certain equipment and leasehold improvements becoming fully depreciated during the quarter ended December 31, 2011 and having no expense recognized in the current quarter.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	December 31,		March 31,
	2011		2012
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.3	0.1
Customer relationships	1.7	0.3	2.1	0.4

Total amortization expense	$2.6	0.5%	$2.8	0.6%

Amortization expense increased $0.2 million for the three months ended March 31, 2012, compared to the three months ended December 31, 2011 as a result of amortization expense recognized on customer relationships acquired through the acquisition on December 31, 2011.

Integration, Merger and Acquisition Related Costs and Other Charges (Dollars in millions)

	Quarter Ended
	December 31,	March 31,
	2011	2012
Integration costs:
Tender offer costs	$1.7	$2.2
Professional and advisory fees	0.3	0.3
Facility costs	-	0.4

	2.0	2.9

Acquisition costs:
Professional and advisory fees	0.8	1.3
General and administrative	0.1	-
Employee costs	0.4	1.0
Severance costs	0.1	-
Facility costs	0.2	0.3
Other	0.1	(0.1)

	1.7	2.5

Total integration, merger and acquisition related costs and other charges	$3.7	$5.4

Negative effect on diluted earnings per share	$(0.07)	$(0.11)

The Corporation incurred integration costs and other charges during the three months ended March 31, 2012 and December 31, 2011 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees along with other costs related to cost to convert data and integrate systems. Integration costs and other charges increased $0.9 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011.

During the three months ended March 31, 2012, $2.2 million of tender offer costs were incurred. The Corporation does not anticipate that significant additional tender offer costs will continue to be incurred as the duration of the tender offer expired on February 21, 2012.

Acquisition costs increased $0.8 million for the three months ended March 31, 2012 compared to the three months ended December 31, 2011 due to legal costs associated with a prior acquisition and certain matters related to litigations prior to the creation of the Corporation in 2007.

Interest Expense (Dollars in millions)

	Quarter Ended
	December 31,	March 31,
	2011	2012
Interest Expense:
Term Debt	$2.0	$1.9
Revolving Credit Facility	0.4	0.6

Subtotal (including commitment fees and letters of credit fees)	2.4	2.5
Other:
Amortization of deferred financing fees	0.1	0.2

Total Interest Expense	$2.5	$2.7

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.29%	0.55%
LIBOR - 1month, at beginning of period	0.24%	0.30%
LIBOR - 1month, at end of period	0.30%	0.24%
LIBOR - 3 months, at beginning of period	0.37%	0.58%
LIBOR - 3 months, at end of period	0.58%	0.47%

Interest expense increased $0.2 million for the three months ended March 31, 2012, compared to the three months ended December 31, 2011, due to higher interest rates on the long-term debt and increased average balances on the revolving credit facility. Long-term debt, including current portion, was $300.0 million and $272.1 million as of December 31, 2011 and March 31, 2012, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended
	December 31,	March 31,
	2011	2012
Provision for income taxes	$5.7	$3.7

Total provision as a percentage of income	41.8%	40.1%

The decrease in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2012, compared to the three months ended December 31, 2011, was primarily the result of an unfavorable discrete adjustment recorded in the three months ended December 31, 2011 associated with the Corporation’s state net operating loss and valuation allowance analysis. There was no such adjustment in the three month period ended March 31, 2012.

Liquidity and Capital Resources

The following compares the Corporation’s Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and March 31, 2012 (dollars in millions):

	Quarter Ended
	December 31,	March 31,
	2011	2012
Cash flows provided by (used in) operating activities:
Net income	$7.9	$5.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.2	4.8
Amortization	2.6	2.8
Integration, merger and acquisition related costs and other charges	0.3	1.6
Stock-based compensation	1.4	1.6
Amortization of deferred financing fees	0.1	0.2
Deferred income taxes	4.1	2.6
Gain on disposition of equipment	(0.2)	(0.1)
Other	0.4	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	11.3	(12.1)
Inventory	(9.2)	26.5
Prepaids and other assets	(2.8)	(0.5)
Accounts payable	(3.7)	(7.0)
Salaries, wages and other compensation	(0.5)	(6.5)
Other accrued liabilities	(2.4)	0.6

Net cash provided by operating activities	14.5	19.9

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.8)	(2.5)
Acquistions, net of cash acquired	(42.5)	-
Cash proceeds from the sale of assets	0.1	0.1

Net cash used in investing activities	(46.2)	(2.4)

Cash flows provided by (used in) financing activities:
Net activity of long-term revolving credit facility	39.0	(27.9)
Repayments of capital lease obligations	(0.1)	(0.1)
Treasury stock at cost	(0.1)	(0.2)

Net cash provided by (used in) financing activities	38.8	(28.2)

Change in cash and cash equivalents	7.1	(10.7)
Cash and cash equivalents at beginning of period	10.3	17.4

Cash and cash equivalents at end of period	$17.4	$6.7

Supplemental information:
Cash paid for interest	$2.5	$2.8

Cash paid for taxes	$0.4	$1.3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Omnicare, Inc. v. PharMerica Corp., et. al. On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Board of Directors, alleging that the members of the Board of Directors breached their fiduciary duties by refusing to negotiate with Omnicare, failing to inform themselves of the merits of the tender offer, and failing to consider and negotiate the tender offer. On March 2, 2012, Omnicare dismissed the entire case without prejudice.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. We encourage you to read these risk factors in their entirety.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock.

Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. During the three months ended March 31, 2012, the Corporation did not repurchase any shares of its common stock under this program.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 15,947 shares of certain vested awards for an aggregate price of $0.2 million, during the three months ended March 31, 2012. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
					(in millions)
January 1, 2012-January 31, 2012	-		$-	-	$14.5
February 1, 2012-February 29, 2012	-		-	-	14.5
March 1, 2012-March 31, 2012	15,947	(1)	12.44	-	14.5

(1)	The Corporation repurchased 15,947 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Corporation announced a share repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation's common stock. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended March 31, 2012.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Elimination for PharMerica Corporation Series A Junior Participating Preferred Stock. (1)

4.1	Amendment No. 1 to Rights Agreement, dated as of March 28, 2012, between PharMerica Corporation and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent. (1)

10.38	Summary of 2012 CEO Short-Term Incentive Program and 2011 Short-Term Incentive Program

10.39	Summary of 2012 Long Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the PharMerica Corporation Quarterly Report on form 10-Q for the three months March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012	PHARMERICA CORPORATION

/s/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 2, 2012

/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: May 2, 2012

/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.38	Summary of 2012 CEO Short-Term Incentive Program and 2011 Short-Term Incentive Program

10.39	Summary of 2012 Long-Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the PharMerica Corporation Quarterly Report on form 10-Q for the three months ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and section 18 of the Securities Exchange Act of 1934.