Form 10-Q
period 2012-06-30
PharMerica CORP
filed 2012-08-02
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 27, 2012
Common stock, $0.01 par value	29,528,958 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Six Months Ended June 30, 2011 and 2012

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$531.7	$458.5	$1,066.8	$957.4
Cost of goods sold	454.7	382.4	923.7	808.7

Gross profit	77.0	76.1	143.1	148.7
Selling, general and administrative expenses	55.7	55.1	107.7	107.5
Amortization expense	2.7	3.0	5.4	5.8
Merger, acquisition, integration costs and other charges	5.1	2.8	9.8	8.2

Operating income	13.5	15.2	20.2	27.2
Interest expense, net	2.6	2.5	3.7	5.2

Income before income taxes	10.9	12.7	16.5	22.0
Provision for income taxes	3.5	5.1	5.8	8.8

Net income	$7.4	$7.6	$10.7	$13.2

Earnings per common share:
Basic	$0.25	$0.26	$0.37	$0.45
Diluted	$0.25	$0.26	$0.36	$0.44

Shares used in computing earnings per common share:
Basic	29,331,854	29,489,766	29,302,287	29,459,978
Diluted	29,437,422	29,720,403	29,371,990	29,735,489

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and June 30, 2012

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17.4	$12.0
Accounts receivable, net	232.2	219.3
Inventory	130.6	109.1
Deferred tax assets, net	36.5	29.7
Prepaids and other assets	34.5	37.2

	451.2	407.3

Equipment and leasehold improvements	145.0	151.6
Accumulated depreciation	(92.6)	(101.5)

	52.4	50.1

Deferred tax assets, net	0.6	1.4
Goodwill	214.9	214.9
Intangible assets, net	100.2	95.7
Other	14.7	12.9

	$834.0	$782.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.7	$36.7
Salaries, wages and other compensation	35.1	31.7
Current portion of long-term debt	6.3	12.5
Other accrued liabilities	6.7	9.8

	102.8	90.7

Long-term debt	293.7	237.5
Other long-term liabilities	23.7	24.4
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2011 and June 30, 2012	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,794,000 and 30,894,793 shares issued as of December 31, 2011 and June 30, 2012, respectively	0.3	0.3
Capital in excess of par value	355.9	358.8
Retained earnings	68.4	81.6
Treasury stock at cost, 1,350,128 shares and 1,366,115 shares at December 31, 2011 and June 30, 2012, respectively	(10.8)	(11.0)

	413.8	429.7

	$834.0	$782.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Six Months Ended June 30, 2011 and 2012

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cash flows provided by (used in) operating activities:
Net income	$7.4	$7.6	$10.7	$13.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.0	4.5	10.1	9.3
Amortization	2.7	3.0	5.4	5.8
Merger, acquisition, integration costs and other charges	0.4	0.3	0.7	1.9
Stock-based compensation	1.8	1.3	3.2	2.9
Amortization of deferred financing fees	0.3	0.2	0.5	0.4
Deferred income taxes	4.6	3.4	6.9	6.0
Loss (gain) on disposition of equipment	0.1	-	0.2	(0.1)
Other	-	0.2	-	-
Change in operating assets and liabilities:
Accounts receivable, net	1.1	25.0	(8.3)	12.9
Inventory	(24.9)	(4.9)	(39.9)	21.6
Prepaids and other assets	(2.6)	(2.3)	(8.8)	(2.8)
Accounts payable	(3.4)	(11.0)	7.0	(18.0)
Salaries, wages and other compensation	3.2	1.9	12.5	(4.6)
Other accrued liabilities	(0.8)	2.7	0.1	3.3

Net cash (used in) provided by operating activities	(5.1)	31.9	0.3	51.8

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.8)	(4.4)	(6.2)	(6.9)
Acquistions, net of cash acquired	(8.5)	(0.4)	(8.5)	(0.4)
Cash proceeds from the sale of assets	-	0.2	-	0.3

Net cash used in investing activities	(12.3)	(4.6)	(14.7)	(7.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(240.0)	-	(240.0)	-
Proceeds from long-term debt	250.0	-	250.0	-
Net activity of long-term revolving credit facility	19.7	(22.1)	18.4	(50.0)
Payments of debt issuance costs	(9.8)	-	(9.8)	-
Repayments of capital lease obligations	(0.2)	-	(0.4)	(0.1)
Issuance of common stock	0.1	0.1	0.1	0.1
Treasury stock at cost	(0.1)	-	(0.1)	(0.2)

Net cash provided by (used in) financing activities	19.7	(22.0)	18.2	(50.2)

Change in cash and cash equivalents	2.3	5.3	3.8	(5.4)
Cash and cash equivalents at beginning of period	12.3	6.7	10.8	17.4

Cash and cash equivalents at end of period	$14.6	$12.0	$14.6	$12.0

Supplemental information:
Cash paid for interest	$1.5	$2.2	$2.5	$5.0

Cash paid for taxes	$0.3	$0.9	$0.3	$2.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(Unaudited)

(In millions, except share amounts)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2011	29,443,872	$0.3	$355.9	$68.4	$(10.8)	$413.8
Net income	-	-	-	13.2	-	13.2
Exercise of stock options and tax components of stock-based awards, net	5,158	-	-	-	-	-
Vested restricted stock units	95,635	-	-	-	-	-
Treasury stock at cost	(15,987)	-	-	-	(0.2)	(0.2)
Stock-based compensation-non-vested restricted stock	-	-	1.9	-	-	1.9
Stock-based compensation-stock options	-	-	1.0	-	-	1.0

Balance at June 30, 2012	29,528,678	$0.3	$358.8	$81.6	$(11.0)	$429.7

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

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill and accounting for income taxes. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation and/or its customers; the overall financial condition of the Corporation’s customers and suppliers; retaining existing customers and service contracts and attracting new customers; the effects of renegotiating contract pricing relating to significant customers and suppliers; the Corporation’s ability to successfully transition information technology services being provided by its current vendor to another vendor effectively; successfully pursuing development and acquisition activities; attracting and retaining key executives, pharmacists, and other healthcare personnel; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/regulatory inquiries; delays or difficulties in integrating acquired businesses; other contingent liabilities; changes in interest rates; changes in tax laws and regulations; the Corporation’s ability to implement short cycle dispensing requirements of the 2010 Health Care Legislation; access to capital and financing; the demand for the Corporation’s products and services; changes to safety risk profiles of drugs and/or drug transitioning to over-the-counter products; pricing and other competitive factors in the industry; changes in volatility of the Corporation’s stock price; changes in manufacturers’ rebate programs; shifts in demand for generic drug equivalents; changes in insurance claims experience and related assumptions; variations in costs or expenses; changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

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

In connection with these matters, in the six months ended June 30, 2012, the Corporation expensed $1.9 million of legal, investment banking, and other fees, which are included in merger, acquisition, integration costs and other charges in the condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2011 and June 30, 2012, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial liabilities and non-financial assets recorded at fair value at December 31, 2011 and June 30, 2012, are set forth in the tables below (dollars in millions):

As of December 31, 2011	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Non-financial Assets
Intangible Assets	$-	$-	$-	$-	C
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(3.9)	$-	$(3.9)	$-	A
Contingent Consideration	-	-	-	-	C

As of June 30, 2012	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(4.7)	$-	$(4.7)	$-	A
Contingent Consideration	-	-	-	-	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (the “West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation no longer believes it is probable that contingent consideration will be paid to the sellers, therefore, at December 31, 2010, the liability was relieved and remained the same at June 30, 2012. The Corporation will continue to assess the fair value of the liability through the date of determination which is August 10, 2012. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2011	June 30, 2012
Institutional healthcare providers	$169.0	$170.8
Medicare Part D	46.9	45.7
Private payer and other	33.3	31.6
Insured	10.7	9.3
Medicaid	20.1	13.8
Medicare	0.8	0.9
Allowance for doubtful accounts	(48.6)	(52.8)

	$232.2	$219.3

0 to 60 days	61.2%	58.0%
61 to 120 days	19.5%	17.7%
Over 120 days	19.3%	24.3%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2011	$36.8	$24.8	$(13.0)	$48.6
Six Months Ended June 30, 2012	$48.6	$12.4	$(8.2)	$52.8

Concentration of Credit Risk

For the three months ended June 30, 2011 and 2012, the Corporation derived approximately 13.4% and 14.8%, respectively, of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities. For the six months ended June 30, 2011 and 2012, the Corporation derived approximately 13.5% and 14.6%, respectively, of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended June 30, 2011 and 2012, maintenance and repairs were $1.9 million. For the six months ended June 30, 2011 and 2012, maintenance and repairs were $3.8 million and $3.9 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the six months ended June 30, 2011 or 2012.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended June 30, 2011 and 2012, the Corporation capitalized internally developed software costs of $0.2 million and $1.5 million, respectively. For the six months ended June 30, 2011 and 2012, the Corporation capitalized internally developed software costs of $0.7 million and $2.4 million, respectively. As of December 31, 2011 and June 30, 2012, net capitalized software costs, including acquired assets and amounts for projects which have and have not been completed, totaled $13.2 million and $13.8 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment of its institutional pharmacy reporting unit, as of December 31, 2011, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. There were no triggering events during the six months ended June 30, 2012 requiring the Corporation to perform a qualitative assessment prior to the annual assessment.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended June 30, 2011 and 2012, the expense for employee health benefits was $5.1 million and $6.0 million, respectively, and for the six months ended June 30, 2011 and 2012 the expense for employee health benefits was $10.1 million and $11.5 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2011 and June 30, 2012, the Corporation had $3.1 million and $3.7 million, respectively, recorded as a liability for self-insured employee health benefits.

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

Delivery Expenses

The Corporation incurred delivery expenses of $17.3 million and $15.8 million for the three months ended June 30, 2011 and 2012, respectively, and $34.7 million and $32.1 for the six months ended June 30, 2011 and 2012, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using the Black-Scholes-Merton option valuation model (see Note 9).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations as required by facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 10.

Measurement Period Adjustments

For the six months ended June 30, 2012, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2011 as a result of measurement period adjustments related to the 2011 acquisitions (See Note 2).

NOTE 2—ACQUISITIONS

2011 Acquisitions

On April 1, 2011 the Corporation acquired an institutional pharmacy in Greenville, South Carolina. On December 31, 2011, the Corporation acquired the membership interests of an institutional pharmacy which operated three pharmacies in Ohio and Pennsylvania. Both acquisitions (the “2011 Acquisitions”) were accounted for under the acquisition method of accounting. The aggregate purchase price of the 2011 Acquisitions was $51.3 million in cash and assumed liabilities, including, the working capital adjustment in the second quarter of 2012. During the three months ended June 30, 2012 the final working capital adjustment was completed for the 2011 acquisitions resulting in additional purchase price paid of $0.3 million. The total purchase price of the 2011 Acquisitions was allocated to the net tangible and identifiable intangible assets based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transactions were considered asset acquisitions; therefore, the amount of goodwill recorded in the transactions of $35.5 million will be tax deductible to the Corporation. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the 2011 Acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The combined allocation of the purchase price associated with the 2011 Acquisitions was based upon the fair value of net tangible and identifiable intangible assets as of the date of acquisition. The purchase price allocations were as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable	$4.6	$(0.2)	$4.4
Inventory	3.7	0.1	3.8
Other current assets	0.4	-	0.4
Equipment and leasehold improvements	0.4	-	0.4
Identifiable intangibles	12.5	-	12.5
Goodwill	34.8	0.7	35.5

Total assets	56.4	0.6	57.0

Current liabilities	(5.3)	(0.3)	(5.6)
Other long-term liabilities	(0.1)	-	(0.1)

Total liabilities	(5.4)	(0.3)	(5.7)

Purchase price of 2011 Acquisitions	$51.0	$0.3	$51.3

(1)	As previously reported in the Corporation’s 2011 Annual Report on Form 10-K.

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

$12.5

Other

For the three months ended June 30, 2011 and 2012, the Corporation incurred $4.5 million and $2.3 million, respectively, and $9.1 million and $4.8 million for the six months ended June 30, 2011 and 2012, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2011, excluding the merger, acquisition, integration costs and other charges and assuming the Corporation’s effective tax rate of 31.5% and 35.1% for the three and six months ended June 31, 2011, respectively, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$546.2	$1,099.6
Net income	$11.4	$18.0

Earnings per common share:
Basic	$0.39	$0.61
Diluted	$0.39	$0.61

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2011	June 30, 2012
Leasehold improvements	$14.3	$14.6
Equipment and software	123.2	130.4
Leased equipment	2.9	-
Construction in progress	4.6	6.6

	145.0	151.6
Accumulated depreciation	(92.6)	(101.5)

Total Equipment and leasehold improvements	$52.4	$50.1

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2011	Additions	Disposals	Balance at June 30, 2012
Equipment and leasehold improvements:
Leasehold improvements	$14.3	$0.3	$-	$14.6
Equipment and software	123.2	7.7	(0.5)	130.4
Leased equipment	2.9	(2.9)	-	-
Construction in progress	4.6	2.0	-	6.6

Sub-Total	145.0	7.1	(0.5)	151.6

Accumulated depreciation	(92.6)	(9.3)	0.4	(101.5)

Total	$52.4	$(2.2)	$(0.1)	$50.1

Depreciation expense totaled $5.0 million and $4.5 million for the three months ended June 30, 2011 and 2012, respectively. Depreciation expense totaled $10.1 million and $9.3 million for the six months ended June 30, 2011 and 2012, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$18.0	*
2013	13.6
2014	8.8
2015	5.6
2016	3.1
Thereafter	10.3

Total	$59.4

* The 2012 amount shown includes depreciation expense for the six months ended June 30, 2012 of $9.3 million.

NOTE 4—GOODWILL AND INTANGIBLES

As of December 31, 2011 and June 30, 2012 the carrying amount of goodwill was $214.9 million.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2011	Additions	Balance at June 30, 2012
Customer relationships	$96.0	$-	$96.0
Trade name	30.0	-	30.0
Non-compete agreements	8.4	1.3	9.7

Sub Total	134.4	1.3	135.7
Accumulated amortization	(34.2)	(5.8)	(40.0)

Net intangible assets	$100.2	$(4.5)	$95.7

Amortization expense relating to finite-lived intangible assets was $2.7 million and $3.0 million for the three months ended June 30, 2011 and 2012, respectively. Amortization expense relating to finite-lived intangible assets was $5.4 million and $5.8 million for the six months ended June 30, 2011 and 2012, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$11.8	*
2013	10.4
2014	10.3
2015	10.3
2016	9.9
Thereafter	48.8

	$101.5

* The 2012 amount shown includes amortization expense for the six months ended June 30, 2012 of $5.8 million.

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

As of June 30, 2012, $250.0 million was outstanding under the term loan facility and there was no outstanding balance under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

Credit Agreement:	December 31, 2011	June 30, 2012

Term Debt - payable to lenders at LIBOR plus applicable margin (2.99% as of June 30, 2012), matures June 30, 2016	$250.0	$250.0
Revolving Credit Facility payable to lenders, interest at base rate plus applicable margin (5.00% as of June 30, 2012), matures June 30, 2016	50.0	-

Total debt	300.0	250.0
Less: Current portion of long-term debt	6.3	12.5

Total long-term debt	$293.7	$237.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The Corporation’s indebtedness has the following maturities for the current year and the next four years and thereafter (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2012	$6.3	$-	$6.3
2013	12.5	-	12.5
2014	12.5	-	12.5
2015	112.5	-	112.5
2016	106.2	-	106.2
Thereafter	-	-	-

	$250.0	$-	$250.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2012 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $198.0 million as of June 30, 2012. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $550.0 million, subject to securing additional commitments from existing or new lenders.

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

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, through the quarter ending December 31, 2012; cannot exceed 3.75:1.00 for each of the four quarters in the year ending December 31, 2013; and cannot exceed 3.50:1.00 for all remaining quarters through the expiration of the Credit Agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance proceeds) are restricted in any fiscal year to 3.0% of revenues.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
June 30, 2012	10.45	2.01		**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2012, the Corporation had $8.8 million of unamortized deferred financing fees.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

On September 9, 2011, the Louisiana Municipal Police Employees’ Retirement System (“LMPERS”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Louisiana Municipal Police Employees’ Retirement System v. Frank Collins, et al., Civil Action No. 6851-CS. In the action, LMPERS alleged that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. LMPERS sought declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining application of the Rights Agreement and Section 203 of the DGCL to the tender offer and proposed merger.

On September 22, 2011, Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust (“Drummond”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust v. PharMerica Corp., et al., Civil Action No. 6882. In the action, Drummond alleged that the members of the Board of Directors breached their fiduciary duties to the Corporation and the Corporation’s stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. Drummond sought declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining the directors and the Corporation from excluding strategic bidders, including Omnicare, imposing unreasonable preconditions on such strategic bidders, refusing to provide due diligence to strategic bidders, and conducting a limited sale process not designed to produce the best transaction for PharMerica’s stockholders.

On October 3, 2011, the Court of Chancery of the State of Delaware entered an order consolidating the LMPERS and Drummond actions under the caption In re PharMerica Corporation Shareholders Litigation, Consolidated Civil Action No. 6851-CS. Plaintiffs in the consolidated action designated the complaint filed in the Drummond action as operative. On May 15, 2012, the case was dismissed.

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

CMS Proposed Rule on Consultant Pharmacists

In October 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities” (the “Proposed Rule”). In the Proposed Rule, CMS outlined its concerns, and requests comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. In April 2012, after reviewing the comments, CMS declined to finalize the portion of the Proposed Rule requiring the independence of consultant pharmacists from LTC pharmacies. CMS further noted that “the [independent consultant pharmacist] requirement would be highly disruptive to both LTC facilities and consultant pharmacists,” and without additional regulation of facility staff and providers, any benefits would not “outweigh the costs of industry disruption.” However, CMS solicited additional comments and acknowledged the possibility of future regulations if there fails to be improvement in inappropriate utilization throughout the industry. The Corporation believes that a future rule, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact future regulations in consultant pharmacist services to its business.

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

Employment Agreements

The Corporation has entered into employment agreements with certain of its executive officers. During the employment period, certain executive officers will be eligible to (i) participate in any short-term and long-term incentive programs established or maintained by the Corporation, (ii) participate in all incentive, savings and retirement plans and programs of the Corporation,(iii) participate, along with their dependents, in all welfare benefit plans and programs provided by the Corporation, and (iv) receive four weeks of paid vacation per calendar year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Pharmacy locations and administrative offices lease expense	$3.6	$3.6	$7.2	$7.1
Office equipment lease expense	0.6	0.6	1.3	1.2

Total lease expense	$4.2	$4.2	$8.5	$8.3

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2012	$14.6	*
2013	12.9
2014	8.3
2015	6.2
2016	5.3
Thereafter	13.2

Total	$60.5

* The 2012 amount shown includes lease expense for the six months ended June 30, 2012 of $7.1 million.

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

As noted, the Corporation obtains reimbursement for drugs it provides to enrollees of a given Medicare Part D Plan in accordance with the terms of the agreement negotiated between it and that Medicare Part D Plan. The Corporation has entered into such agreements with all known Medicare Part D Plan sponsors under which it will provide drugs and associated services to their enrollees. The Corporation in the ordinary course of business has ongoing discussions with Medicare Part D Plans and may, as appropriate, renegotiate agreements.

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$252.3	47.5%	$220.3	48.1%	$507.0	47.5%	$460.6	48.1%
Institutional healthcare providers	158.2	29.8	138.7	30.2	322.8	30.3	288.5	30.1
Medicaid	56.7	10.7	42.4	9.2	112.6	10.6	90.0	9.4
Private and other	24.5	4.6	21.6	4.7	46.0	4.3	45.1	4.7
Insured	23.1	4.2	18.4	4.1	44.8	4.2	39.1	4.1
Medicare	1.2	0.2	0.9	0.2	2.4	0.2	1.8	0.2
Hospital management fees	15.7	3.0	16.2	3.5	31.2	2.9	32.3	3.4

Total	$531.7	100.0%	$458.5	100.0%	$1,066.8	100.0%	$957.4	100.0%

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

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

In fiscal year 2007, the Corporation began the integration of its pharmacy operating systems and the Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems, as well as transitional related costs associated with the expiration and non-renewal of the Information Technology Services Agreement with Kindred Healthcare Operating Inc., a wholly owned subsidiary of Kindred Healthcare during fiscal 2012. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES (Continued)

The following is a summary of merger, acquisition, integration costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Integration costs and other charges:
Tender offer costs	$-	$(0.3)	$-	$1.9
Professional and advisory fees	0.3	0.7	0.4	1.0
General and administrative	-	-	0.1	-
Employee costs	0.2	-	0.2	-
Severance costs	0.2	-	0.2	-
Facility costs	-	-	(0.1)	0.4
Other	(0.1)	0.1	(0.1)	0.1

	0.6	0.5	0.7	3.4

Acquisition related costs:
Professional and advisory fees	1.9	1.3	3.2	2.6
General and administrative	0.3	0.1	0.6	0.1
Employee costs	0.9	0.5	2.0	1.5
Severance costs	1.0	0.3	1.4	0.3
Facility costs	0.4	0.1	1.2	0.4
Other	-	-	0.7	(0.1)

	4.5	2.3	9.1	4.8

Total merger, acquisition, integration costs and other charges	$5.1	$2.8	$9.8	$8.2

Negative effect on diluted earnings per share	$(0.12)	$(0.06)	$(0.22)	$(0.17)

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the six months ended June 30, 2012, $1.9 million of tender offer costs were incurred.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of June 30, 2012, there were no shares of preferred stock outstanding.

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

On August 25, 2011, the Board of Directors adopted a rights plan (the “Rights Agreement”), providing for the distribution of one right for each share of common stock outstanding (a “Right”). Each right entitled the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Preferred Stock, par value $0.01 per share, of the Corporation at a price of $45.00 per one one-thousandth (1/1000th) of a share, subject to adjustment. The rights were to become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Corporation’s common stock has been acquired or an intent to acquire has become apparent.

On March 28, 2012, the Corporation amended the Rights Agreement (the “Amendment”). The Amendment amends the final expiration date of the Corporation’s Series A Junior Participating Preferred Stock purchase rights issued pursuant to the Rights Agreement from August 25, 2011 to March 28, 2012. Accordingly, the Rights expired at the close of business on March 28, 2012, and the Rights Agreement has been terminated and is of no further force and effect.

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.

The Corporation did not repurchase shares under the program during the six months ended June 30, 2012. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 15,987 shares of certain vested awards for an aggregate price of approximately $0.2 million during the six months ended June 30, 2012. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2012, the Corporation had a total of 1,366,115 shares held as treasury stock.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted share awards granted to officers and employees generally vest in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two or three equal annual installments. The restricted share awards granted to members of the Board of Directors vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, merger, acquisition, integration costs and other charges, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of June 30, 2012, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,722,029 shares. The 2,722,029 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 1,965,285.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Stock option compensation expense	$0.8	$0.5	$1.4	$1.0
Nonvested stock compensation expense	1.0	0.8	1.8	1.9

Total Stock Compensation Expense	$1.8	$1.3	$3.2	$2.9

Negative effect on diluted earnings per share	$(0.04)	$(0.03)	$(0.07)	$(0.06)

As of June 30, 2012, there was $11.7 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and the next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,	Stock Options	Nonvested Restricted Shares	Nonvested Restricted Stock Units	Performance Share Units	Total
2012	$2.0	$0.1	$3.4	$0.7	$6.2	*
2013	1.4	-	2.9	0.9	5.2
2014	0.8	-	1.5	0.6	2.9
2015	0.1	-	0.1	0.1	0.3
2016	-	-	-	-	-
Thereafter	-	-	-	-	-

Total	$4.3	$0.1	$7.9	$2.3	$14.6

*The 2012 amount shown includes stock based compensation expense for the six months ended June 30, 2012 of $2.9 million.

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

The Corporation did not issue stock options during the six months ended June 30, 2012.

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	657,576	10.89
Exercised	(18,713)	12.34
Canceled	(118,595)	15.00

Outstanding shares at December 31, 2011	2,744,011	$15.07	4.2 years	$3.1

Exercised	(5,158)	10.15
Canceled	(78,929)	14.20

Outstanding shares at June 30, 2012	2,659,924	$15.11	3.7 years	$0.1

Exercisable shares at June 30, 2012	1,850,060	$15.70	3.1 years	$0.1

Expired shares during 2012	38,880	$15.71

The total intrinsic value of stock options exercised for the six months ended June 30, 2011 and 2012 was less than $0.1 million. Cash received from stock option exercises during the six months ended June 30, 2012 was $0.1 million. The total fair value of options vested for the six months ended June 30, 2011 and 2012 was $1.5 million and $2.0 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a remaining weighted average period of 1.7 years.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2010	489,855	$16.72

Granted - Restricted Stock Units	498,333	11.34
Granted - Performance Share Units	186,533	10.78
Forfeited	(207,204)	14.27
Vested	(151,028)	16.50

Outstanding shares at December 31, 2011	816,489	$12.69

Granted - Restricted Stock Units	375,317	12.81
Granted - Performance Share Units	205,140	13.58
Forfeited	(63,135)	12.39
Vested	(103,579)	11.45

Outstanding shares at June 30, 2012	1,230,232	$13.03

The total fair value of shares vested for the six months ended June 30, 2011 and 2012 was $1.6 million and $1.2 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year to 2.1 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 865,129 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution which is also a defined contribution retirement plan under Section 401(a) for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k). Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended June 30, 2011 and 2012, the Corporation’s matching contributions to the plan were $1.5 million, and for the six months ended June 30, 2011 and 2012, the Corporation’s matching contributions to the plan were $3.0 million.

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

As of December 31, 2011 and June 30, 2012, the Corporation had $3.9 million and $4.7 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Provision for income taxes	$3.5	$5.1	$5.8	$8.8

Total provision as a percentage of pre-tax income	31.5%	40.1%	35.1%	40.1%

The increase in our provision for income taxes as a percentage of taxable income for the three and six months ended June 30, 2012 compared to the comparable 2011 periods, was due to the release of a $1.2 million tax liability in 2011 upon the completion of an Internal Revenue Service (“IRS”) audit for calendar years 2007 and 2008. The effective tax rates in 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $122.3 million (as adjusted) and $113.0 million at December 31, 2011 and June 30, 2012, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of June 30, 2012, the Corporation has no tax benefit from federal net operating loss carryforwards and tax benefits from state net operating loss carryforwards of $8.8 million (net of federal impact) and valuation allowances totaling $1.0 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $37.1 million at December 31, 2011 and $31.1 million at June 30, 2012, net of valuation allowances of $1.0 million.

As of December 31, 2011 and June 30, 2012, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2008 through 2011.

State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is generally no longer subject to state and local income tax examinations by tax authorities for years before 2006. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred Healthcare, Inc. (“Kindred”) and AmerisourceBergen are responsible for any taxes that relate to periods before July 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerator:
Numerator for basic and diluted earnings per share-net income	$7.4	$7.6	$10.7	$13.2

Denominator:
Denominator for basic earnings per share-weighted average shares	29,331,854	29,489,766	29,302,287	29,459,978
Effect of dilutive securities:
Employee stock options	6,649	883	6,007	4,621
Employee restricted shares	98,919	11,953	63,696	11,423
Employee restricted stock units	-	127,476	-	156,973
Employee performance share units	-	90,325	-	102,494

Denominator for diluted earnings per share-adjusted weighted average shares	29,437,422	29,720,403	29,371,990	29,735,489

Basic earnings per share	$0.25	$0.26	$0.37	$0.45

Diluted earnings per share	$0.25	$0.26	$0.36	$0.44

Unexercised employee stock options, unvested restricted stock units and unvested performance share units excluded from the effect of dilutive securities above (a)	2,757,221	3,164,242	2,478,225	3,142,971

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

NOTE 12—BUSINESS SEGMENT DATA

The Corporation operates in two reportable business segments: institutional pharmacies and hospital pharmacy management. Institutional pharmacies provide pharmacy services to nursing centers and other healthcare providers and the hospital pharmacy management business provides management services to the majority of Kindred’s hospitals. For business segment reporting purposes, the Corporation defines segment operating income as earnings before interest, income taxes, depreciation, amortization, impairment of intangible assets, merger, acquisition, integration costs and other charges, and rent. Segment operating income reported for each of the Corporation’s business segments excludes the allocation of corporate overhead.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	(As adjusted)
	December 31, 2011	June 30, 2012
Assets:
Institutional pharmacies	$823.1	$771.6
Hospital pharmacy management	10.9	10.7

	$834.0	$782.3

Goodwill:
Institutional pharmacies	$214.9	$214.9
Hospital pharmacy management	-	-

	$214.9	$214.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
Institutional pharmacies	$516.0	$442.3	$1,035.6	$925.1
Hospital pharmacy management	15.7	16.2	31.2	32.3

	$531.7	$458.5	$1,066.8	$957.4

Net income:
Segment operating income:
Institutional pharmacies	$29.0	$28.7	$50.9	$56.7
Hospital pharmacy management	1.5	1.0	3.1	2.1

Segment operating income	30.5	29.7	54.0	58.8
Rent	4.2	4.2	8.5	8.3
Depreciation and amortization	7.7	7.5	15.5	15.1
Merger, acquisition, integration costs and other charges	5.1	2.8	9.8	8.2
Interest expense, net	2.6	2.5	3.7	5.2

Income before income taxes	10.9	12.7	16.5	22.0
Provision for income taxes	3.5	5.1	5.8	8.8

Net income	$7.4	$7.6	$10.7	$13.2

Rent:
Institutional pharmacies	$4.2	$4.2	$8.5	$8.3
Hospital pharmacy management	-	-	-	-

	$4.2	$4.2	$8.5	$8.3

Depreciation and amortization:
Institutional pharmacies	$7.7	$7.5	$15.5	$15.1
Hospital pharmacy management	-	-	-	-

	$7.7	$7.5	$15.5	$15.1

Capital expenditures:
Institutional pharmacies	$3.8	$4.4	$6.2	$6.9
Hospital pharmacy management	-	-	-	-

	$3.8	$4.4	$6.2	$6.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	the Corporation’s ability to successfully transition information technology services being provided by its current vendor to another vendor effectively;

•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months and six months ended June 30, 2012, reflect the financial position, results of operations, and cash flows of the Corporation.

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

In connection with these matters, in the six months ended June 30, 2012, we expensed $1.9 million of legal and advisory fees, which are included in merger, acquisition, integration costs and other charges in the condensed consolidated financial statements. The Corporation does not expect to incur significant additional costs in the future in connection with Omnicare’s unsolicited tender offer.

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

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage, and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. We provide 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery, and/or consultation with the facility’s staff or the resident’s attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

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

We provide consultant pharmacist services that help our customers comply with the federal and state regulations applicable to nursing homes. Currently, we provide consultant services to approximately 70.1% of our patients serviced. The services offered by our consultant pharmacists include:

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

We prepare the product to be administered using proper equipment in an aseptic environment and then deliver the product to the facilities for administration by the nursing staff. Proper administration of IV drug therapy requires a highly trained nursing staff. Upon request, we arrange for consultants to provide an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV therapy program.

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

At June 30, 2012, we had contracts to provide pharmacy services to 326,148 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the six months ended June 30, 2012, Kindred institutional pharmacy contracts represented approximately 11.5% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At June 30, 2012, the Corporation provided hospital pharmacy management services to Kindred and other customers at 91 locations. For the six months ended June 30, 2012, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.1% of the Corporation’s total revenues.

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

We also obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us.

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

The following table summarizes the generic drug dispensing rate:

	2011	2012
March 31	77.1%	78.8%
June 30	77.9	79.1
September 30	78.3	N/A
December 31	78.4	N/A

The following table summarizes the material brand-to-generic conversions expected to occur in 2012 through 2016:

2012	2013	2014	2015	2016
Seroquel (1Q)	Lidoderm Patch (1Q)	Cymbalta (1Q)	Namenda (1Q)	Crestor (3Q)
Lexapro (1Q)	Humalog (2Q)	Nexium (2Q)	Abilify (2Q)
Plavix (2Q)		Celebrex (2Q)	Aggrenox (3Q)
Provigil (2Q)		Copaxone (2Q)
Singulair (3Q)		Renvela (3Q)
Actos (3Q)
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

A summary of revenue by payer type for the three months and six months ended June 30, 2011 and 2012 is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$252.3	47.5%	$220.3	48.1%	$507.0	47.5%	$460.6	48.1%
Institutional healthcare providers	158.2	29.8	138.7	30.2	322.8	30.3	288.5	30.1
Medicaid	56.7	10.7	42.4	9.2	112.6	10.6	90.0	9.4
Private and other	24.5	4.6	21.6	4.7	46.0	4.3	45.1	4.7
Insured	23.1	4.2	18.4	4.1	44.8	4.2	39.1	4.1
Medicare	1.2	0.2	0.9	0.2	2.4	0.2	1.8	0.2
Hospital management fees	15.7	3.0	16.2	3.5	31.2	2.9	32.3	3.4

Total	$531.7	100.0%	$458.5	100.0%	$1,066.8	100.0%	$957.4	100.0%

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

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”), combined both Acts will hereinafter be referred to as “2010 Health Care Legislation.” Four key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the “Donut Hole,” (iii) short cycle dispensing requirements, and (iv) Biosimilar Biological Products. The constitutionality of the 2010 Health Care Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States (the “Supreme Court”). Specifically, the Supreme Court upheld the individual mandate and the expansion of Medicaid; however, the Supreme Court limited the expansion by making state participation in the expansion voluntary. Pending the promulgation of regulations thereunder, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

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

Our allowance for doubtful accounts, included in our condensed consolidated balance sheets at December 31, 2011 and June 30, 2012, were $48.6 million and $52.8 million, respectively

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	Amount	% of Revenues		Amount	% of Revenues
2011			2012
March 31	$5.4	1.0%	March 31	6.2	1.2%
June 30	5.8	1.1	June 30	6.2	1.4
September 30	6.4	1.2	September 30	N/A	N/A
December 31	7.2	1.5	December 31	N/A	N/A

Please refer to Note 1 to our condensed consolidated financial statements included elsewhere in this report for a rollforward of our allowance for doubtful accounts.

The largest components of bad debts in our accounts receivable relate to the accounts for which private payers are responsible (which we refer to as private and other), accounts which our customers from long-term care institutions are responsible under Medicare Part A and owe us for the drug component of their patients’ stay at their respective institution and third party, Medicare Part D, and Medicaid accounts that have been denied.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2011	2012
First Quarter	39.0	42.8
Second Quarter	41.6	45.3
Third Quarter	42.5	N/A
Fourth Quarter	42.8	N/A

The following table shows our summarized aging categories by quarter:

	2011				2012
	First	Second	Third	Fourth	First	Second	Third		Fourth
0 to 60 days	63.4%	63.9%	63.1%	61.2%	61.5%	58.0%	N/A	%	N/A	%
61 to 120 days	19.3	18.0	18.9	19.5	17.3	17.7	N/A		N/A
Over 120 Days	17.3	18.1	18.0	19.3	21.2	24.3	N/A		N/A

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2011			2012
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
March 31	$38.1	$273.9	13.9%	$52.1	$296.4	17.6%
June 30	39.6	282.4	14.0	52.8	272.1	19.4
September 30	42.9	282.8	15.2	N/A	N/A	N/A
December 31	48.6	280.8	17.3	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

The following table shows our sources of revenues for the quarters:

	Three Months Ended March 31,		Three Months Ended June 30,
	2011	2012	2011	2012
Medicare Part D	47.7%	48.2%	47.5%	48.1%
Institutional healthcare providers	30.7	30.0	29.8	30.2
Medicaid	10.4	9.6	10.7	9.2
Private payer and other	4.0	4.7	4.6	4.7
Insured	4.1	4.1	4.2	4.1
Medicare	0.2	0.2	0.2	0.2
Hospital management fees	2.9	3.2	3.0	3.5

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2011	2012		2011	2012
Medicare Part D	48.3%	N/A	%	48.3%	N/A	%
Institutional healthcare providers	29.7	N/A		28.5	N/A
Medicaid	10.4	N/A		10.2	N/A
Private payer and other	4.6	N/A		4.6	N/A
Insured	3.8	N/A		5.1	N/A
Medicare	0.2	N/A		0.2	N/A
Hospital management fees	3.0	N/A		3.1	N/A

Total	100.0%	-%		100.0%	-%

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

As of December 31, 2011 and June 30, 2012, our inventories on our accompanying condensed consolidated balance sheets were $130.6 million and $109.1 million, respectively.

Our inventory turns were as follows for the periods presented:

	2011	2012
First Quarter	15.0	11.0
Second Quarter	12.0	10.6
Third Quarter	11.0	N/A
Fourth Quarter	10.3	N/A

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2011 and June 30, 2012 was $214.9 million.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2011 and June 30, 2012, were $100.2 million and $95.7 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2011 and June 30, 2012 was $34.2 million and $40.0 million, respectively.

The Corporation performs an annual, and more frequent if necessary, qualitative assessment of its Institutional Pharmacy reporting unit to determine if it is necessary to proceed to the first step of the two-step impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2011 and June 30, 2012, were $37.1 million and $31.1 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2011 and June 30, 2012, were $1.0 million.

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

Merger, acquisition, integration costs and other charges represent the costs associated with integrating our operations, as well as costs related to acquisitions. Also included in this category are costs related to the unsolicited tender offer by Omnicare.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Increase (Decrease)		2012	2011	Increase (Decrease)		2012
	Amount			Amount	Amount			Amount
Net revenues
Institutional Pharmacy	$516.0	$(73.7)	(14.3)%	$442.3	$1,035.6	$(110.5)	(10.7)%	$925.1
Hospital Management	15.7	0.5	3.2	16.2	31.2	1.1	3.5	32.3

Total net revenues	531.7	(73.2)	(13.8)	458.5	1,066.8	(109.4)	(10.3)	957.4

Cost of goods sold
Institutional Pharmacy	441.0	(73.0)	(16.6)	368.0	896.5	(116.6)	(13.0)	779.9
Hospital Management	13.7	0.7	5.1	14.4	27.2	1.6	5.9	28.8

Total cost of goods sold	454.7	(72.3)	(15.9)	382.4	923.7	(115.0)	(12.4)	808.7

Gross profit
Institutional Pharmacy	75.0	(0.7)	(0.9)	74.3	139.1	6.1	4.4	145.2
Hospital Management	2.0	(0.2)	(10.0)	1.8	4.0	(0.5)	(12.5)	3.5

Total gross profit	$77.0	$(0.9)	(1.2)%	$76.1	$143.1	$5.6	3.9%	$148.7

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,607	(728)	(6.9)%	9,879	21,376	(1,412)	(6.6)%	19,964
Revenue per prescription dispensed	$48.65	$(3.88)	(8.0)%	$44.77	$48.45	$(2.11)	(4.4)%	$46.34
Gross profit per prescription dispensed	$7.07	$0.45	6.4%	$7.52	$6.51	$(0.76)	(11.7)%	$7.27
Institutional gross margin	14.5%	2.3%	15.9%	16.8%	13.4%	2.3%	17.2%	15.7%
Generic dispensing rate	77.9%	1.2%	1.5%	79.1%	77.5%	1.4%	1.8%	78.9%

Customer licensed beds under contract
Beginning of period	357,669	(24,495)	(6.8)%	333,174	362,901	(23,403)	(6.4)%	339,498
Additions - PharMerica Corporation	6,160	(1,706)	(27.7)	4,454	10,641	(1,641)	(15.4)	9,000
Additions - Chem Rx	392	290	74.0	682	1,390	(246)	(17.7)	1,144
Losses - PharMerica Corporation	(9,553)	(1,226)	(12.8)	(10,779)	(16,726)	(3,570)	(21.3)	(20,296)
Losses - Chem Rx	(1,644)	261	15.9	(1,383)	(5,182)	1,984	38.3	(3,198)

End of period	353,024	(26,876)	(7.6)%	326,148	353,024	(26,876)	(7.6)%	326,148

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90	1.0	1.1%	91	90	1.0	1.1%	91

Revenues

Institutional pharmacy revenues decreased $73.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due primarily to the continued wave of drugs converting from brand to generic, and a net decline in customer licensed beds of 26,876, both of which contributed to the decline in revenues. The decrease of $73.7 million is comprised of an unfavorable volume variance of approximately $35.4 million or 728,000 less prescriptions dispensed and an unfavorable rate variance of approximately $38.3 million or $3.88 decrease per prescription dispensed. The rate variance was comprised of approximately $15.6 million due to reduced reimbursement rates on generics and certain pricing concessions combined with $22.7 million due to the increase in the generic dispensing rate from 77.9% to 79.1%.

The increase in hospital management revenues of $0.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to an increase in the number of hospital contracts serviced in the period.

Institutional pharmacy revenues decreased $110.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to the net decline in customer licensed beds of 26,876 as well as other factors including the continued wave of drugs converting from brand to generic which results in lower revenues. The decrease of $110.5 million is comprised of an unfavorable volume variance of approximately $68.4 million or 1,412,000 less prescriptions dispensed and an unfavorable rate variance of approximately $42.1 million or a $2.11 decrease per prescription dispensed. The rate variance was comprised of approximately $3.3 million due to inflation on brand name drugs dispensed between periods offset by reduced reimbursement rates on generics and certain pricing concessions combined with $45.4 million due to the increase in the generic dispensing rate from 77.5% to 78.9%.

The increase in hospital management revenues of $1.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to an increase in the number of hospital contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $73.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and certain brand-name drugs that recently went generic. The drug costs as a percentage of revenue decreased 375 bps as a result of rebates and the brand to generic conversions. Other costs included in cost of goods sold increased as a percentage of revenues 145 bps, of which the increase primarily related to salaries and wages expense increasing as a percentage of revenue by 106 bps and delivery fees as a percentage of revenues increasing by 13 bps, along with other smaller increases in various items.

The increase in hospital management cost of goods sold of $0.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due primarily to the overall increase in direct operating costs as a result of an increase in the number of hospital contracts serviced in the period.

Institutional pharmacy cost of goods sold decreased $116.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and certain brand-name drugs that recently went generic. The drug costs as a percentage of revenue decreased 304 bps as a result of rebates and the brand to generic conversions. Other costs included in cost of goods sold increased as a percentage of revenues 74 bps, of which the increase primarily related to salaries and wages expense as a percentage of revenues increasing 62 bps along with other smaller increases in various items.

The increase in hospital management cost of goods sold of $1.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to the overall increase in direct operating costs as a result of an increase in the number of hospital contracts serviced in the period.

Gross Profit and Operating Expenses (Dollars in millions)

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		Increase (Decrease)		2012		2011		Increase (Decrease)		2012
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$77.0	14.5%	$(0.9)	(1.2)%	$76.1	16.6%	$143.1	13.4%	$5.6	3.9%	$148.7	15.5%
Selling, general and administrative expenses	55.7	10.5	(0.6)	(1.1)	55.1	12.0	107.7	10.1	(0.2)	(0.2)	107.5	11.2
Amortization expense	2.7	0.5	0.3	11.1	3.0	0.7	5.4	0.5	0.4	7.4	5.8	0.6
Merger, acquisition, integration costs and other charges	5.1	1.0	(2.3)	(45.1)	2.8	0.6	9.8	0.9	(1.6)	(16.3)	8.2	0.9
Interest expense, net	2.6	0.4	(0.1)	(3.8)	2.5	0.5	3.7	0.3	1.5	40.5	5.2	0.5

Income before income taxes	10.9	2.1	1.8	16.5	12.7	2.8	16.5	1.6	5.5	33.3	22.0	2.3
Provision for income taxes	3.5	0.7	1.6	45.7	5.1	1.1	5.8	0.6	3.0	51.7	8.8	0.9

Net income	$7.4	1.4%	$0.2	2.7%	$7.6	1.7%	$10.7	1.0%	$2.5	23.4%	$13.2	1.4%

Institutional pharmacy gross profit for the three months ended June 30, 2012 was $74.3 million or $7.52 per prescription dispensed compared to $75.0 million or $7.07 per prescription dispensed for the three months ended June 30, 2011. Institutional pharmacy gross profit margin for the three months ended June 30, 2012 was 16.8% compared to 14.5% for the three months ended June 30, 2011. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic and decreases in overall drug costs, as a result of such drugs going generic, and higher rebates.

Institutional pharmacy gross profit for the six months ended June 30, 2012 was $145.2 million or $7.27 per prescription dispensed compared to $139.1 million or $6.51 per prescription dispensed for the six months ended June 30, 2011. Institutional pharmacy gross profit margin for the six months ended June 30, 2012 was 15.7% compared to 13.4% for the six months ended June 30, 2011. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic, decreases in overall drug costs, as a result of such drugs going generic, and higher rebates.

Selling, General and Administrative Expenses (Dollars in millions)

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		Increase (Decrease)		2012		2011		Increase (Decrease)		2012
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$29.0	5.5%	$(1.2)	(4.1)%	$27.8	6.1%	$56.4	5.3%	$(1.5)	(2.7)%	$54.9	5.7%
Contracted services	3.9	0.7	-	-	3.9	0.8	7.5	0.7	0.1	1.3	7.6	0.8
Provision for doubtful accounts	5.8	1.1	0.4	6.9	6.2	1.4	11.2	1.0	1.2	10.7	12.4	1.3
Supplies	1.8	0.3	(0.2)	(11.1)	1.6	0.3	3.7	0.4	(0.4)	(10.8)	3.3	0.3
Travel expenses	1.4	0.3	-	-	1.4	0.3	2.5	0.2	0.1	4.0	2.6	0.3
Professional fees	2.8	0.5	1.5	53.6	4.3	0.9	5.3	0.5	1.5	28.3	6.8	0.7
Adjudication expense	1.0	0.2	(0.3)	(30.0)	0.7	0.2	1.9	0.2	(0.4)	(21.1)	1.5	0.2
Stock-based compensation	1.8	0.3	(0.5)	(27.8)	1.3	0.3	3.2	0.3	(0.3)	(9.4)	2.9	0.3
Depreciation	2.5	0.4	(0.2)	(8.0)	2.3	0.5	4.9	0.4	(0.1)	(2.0)	4.8	0.5
Rent	1.2	0.2	0.1	8.3	1.3	0.3	2.5	0.2	(0.2)	(8.0)	2.3	0.2
Maintenance	0.7	0.2	0.1	14.3	0.8	0.2	1.6	0.2	(0.1)	(6.3)	1.5	0.2
Other costs	3.8	0.8	(0.3)	(7.9)	3.5	0.7	7.0	0.7	(0.1)	(1.4)	6.9	0.7

Total selling, general and administrative expenses	$55.7	10.5%	$(0.6)	(1.1)%	$55.1	12.0%	$107.7	10.1%	$(0.2)	(0.2)%	$107.5	11.2%

Selling, general and administrative expenses decreased $0.6 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease of $0.6 million is due primarily to a $1.2 million decrease in labor costs and $0.5 million decrease in stock based compensation, offset by increases in professional fees of $1.5 million and bad debt expense of $0.4 million. All other costs included in selling, general and administrative expenses decreased approximately $0.8 million.

Selling, general and administrative expenses decreased $0.2 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease of $0.2 million is due primarily to decreases of $1.5 million in labor costs and $0.4 million in both adjudication expense and supply costs, partially offset by increases in professional fees of $1.5 million and bad debt expense of $1.2 million. All other costs included in selling, general and administrative expenses decreased approximately $0.6 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.3	0.1%	$1.0	0.1%	$0.7	0.1%
Equipment and software	4.3	0.8	4.2	0.9	8.7	0.8	8.3	0.9
Leased equipment	0.2	NM	-	-	0.4	NM	0.3	NM

Total depreciation expense	$5.0	0.9%	$4.5	1.0%	$10.1	0.9%	$9.3	1.0%

Depreciation expense recorded in cost of goods sold	$2.5	0.5	$2.2	0.5	$5.2	0.5	$4.5	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.5	0.4	2.3	0.5	4.9	0.4	4.8	0.5

Total depreciation expense	$5.0	0.9%	$4.5	1.0%	$10.1	0.9%	$9.3	1.0%

Total capital expenditures	$3.8	0.7%	$4.4	1.0%	$6.2	0.6%	$6.9	0.7%

Depreciation expense decreased $0.5 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 as a result of certain equipment and leasehold improvements becoming fully depreciated or written off in 2011 and having no expense recognized in the current year.

Depreciation expense decreased $0.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 as a result of certain equipment and leasehold improvements becoming fully depreciated or written off in 2011 and having no expense recognized in the current year.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.5	0.1%	$0.8	0.1%	$0.9	0.1%
Non-compete agreements	0.4	0.1	0.5	0.1	0.9	0.1	0.8	0.1
Customer relationships	1.9	0.3	2.0	0.5	3.7	0.3	4.1	0.4

Total amortization expense	$2.7	0.5%	$3.0	0.7%	$5.4	0.5%	$5.8	0.6%

Amortization expense increased $0.3 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 as a result of increased amortization expense recognized on short-term non-compete agreements, along with expense on trade names and customer relationships acquired through the 2011 acquisitions.

Amortization expense increased $0.4 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 as a result of amortization expense recognized primarily on customer relationships acquired through the 2011 acquisitions.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Integration costs:
Tender offer costs	$-	$(0.3)	$-	$1.9
Professional and advisory fees	0.3	0.7	0.4	1.0
General and administrative	-	-	0.1	-
Employee costs	0.2	-	0.2	-
Severance costs	0.2	-	0.2	-
Facility costs	-	-	(0.1)	0.4
Other	(0.1)	0.1	(0.1)	0.1

	0.6	0.5	0.7	3.4

Acquisition costs:
Professional and advisory fees	1.9	1.3	3.2	2.6
General and administrative	0.3	0.1	0.6	0.1
Employee costs	0.9	0.5	2.0	1.5
Severance costs	1.0	0.3	1.4	0.3
Facility costs	0.4	0.1	1.2	0.4
Other costs	-	-	0.7	(0.1)

	4.5	2.3	9.1	4.8

Total merger, acquisition, integration costs and other charges	$5.1	$2.8	$9.8	$8.2

Negative effect on diluted earnings per share	$(0.12)	$(0.06)	$(0.22)	$(0.17)

The Corporation incurred integration costs and other charges during the six months ended June 30, 2012 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees along with other costs related to costs to convert data and integrate systems. During the six months ended June 30, 2012, $1.9 million of tender offer costs were incurred. The Corporation does not anticipate that significant additional tender offer costs will continue to be incurred as the tender offer expired on February 21, 2012.

Integration costs decreased $0.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Integration costs increased $2.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due primarily to costs associated with the Omnicare tender offer.

Acquisition costs decreased $2.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Acquisition costs decreased $4.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to costs associated with the Chem Rx and Lone Star acquisitions included in the prior year amount.

Interest Expense (Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Interest Expense:
Term Debt	$1.4	$1.9	$2.2	$3.8
Revolving Credit Facility	0.9	0.4	1.0	1.0

Subtotal (including commitment fees and letters of credit fees)	2.3	2.3	3.2	4.8
Other:
Amortization of deferred financing fees	0.3	0.2	0.5	0.4

Total Interest Expense	$2.6	$2.5	$3.7	$5.2

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.82%	0.32%	0.64%	0.44%
LIBOR - 1month, at beginning of period	0.24%	0.24%	0.26%	0.30%
LIBOR - 1month, at end of period	0.19%	0.25%	0.19%	0.25%
LIBOR - 3 months, at beginning of period	0.30%	0.47%	0.30%	0.58%
LIBOR - 3 months, at end of period	0.25%	0.46%	0.25%	0.46%

Interest expense decreased $0.1 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, due primarily to the decrease in the revolving credit facility, along with lower interest rates during the period. Interest expense increased $1.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to higher interest rates. The Corporation’s interest rate on its borrowings increased from London Interbank Offered Rate (“LIBOR”) LIBOR plus 1.0% to LIBOR plus 2.75% on May 2, 2011 due to the Corporation’s refinancing activities in the second quarter 2011, which paid off the 2007 credit agreement and replaced it with the Credit Agreement dated May 2, 2011. Long-term debt, including the current portion, was $274.0 million and $250.0 million as of June 30, 2011 and June 30, 2012, respectively.

Tax Provision (Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Provision for income taxes	$3.5	$5.1	$5.8	$8.8

Total provision as a percentage of income	31.5%	40.1%	35.1%	40.1%

The increase in our provision for income taxes as a percentage of taxable income for the three months and six months ended June 30, 2012 compared to the comparable 2011 periods was due to the release of a $1.2 million tax liability in 2011 upon completion of an Internal Revenue Service audit for calendar years 2007 and 2008. The effective tax rates in 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses. Excluding the release of the reserve and certain other discrete items, the Corporation’s effective tax rate for the three months and six months ended June 30, 2011 would have been 40.8%.

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

Cash Flows – The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net cash (used in) provided by operating activities	$(5.1)	$31.9	$0.3	$51.8
Net cash used in investing activities	(12.3)	(4.6)	(14.7)	(7.0)
Net cash provided by (used in) financing activities	19.7	(22.0)	18.2	(50.2)

Net change in cash and cash equivalents	2.3	5.3	3.8	(5.4)
Cash and cash equivalents at beginning of period	12.3	6.7	10.8	17.4

Cash and cash equivalents at end of period	$14.6	$12.0	$14.6	$12.0

Operating Activities – Cash provided by operating activities aggregated $31.9 million and $51.8 million for the three months and six months ended June 30, 2012, respectively, compared to cash used in and provided by operating activities of $5.1 million and $0.3 million for the three months and six months ended June 30, 2011, respectively. The increase in cash provided by operating activities compared to prior periods is primarily a result of lower inventory levels and increased cash receipts on accounts receivable during the six months ended June 30, 2012 partially offset by cash used in payments of accounts payable and accrued salaries and wages.

Investing Activities – Cash used in investing activities aggregated $4.6 million and $7.0 million for the three months and six months ended June 30, 2012, respectively compared to $12.3 million and $14.7 million for the three months and six months ended June 30, 2011, respectively. The decrease in cash used in investing activities over the prior periods is due to cash used in the prior year for acquisition activity surrounding the 2011 acquisitions, partially offset by higher capital expenditures in the 2012 periods.

Financing Activities – Cash used in financing activities aggregated $22.0 million and $50.2 million for the three months and six months ended June 30, 2012, respectively, compared to cash provided by financing activities of $19.7 million and $18.2 million for the three months and six months ended June 30, 2011, respectively. The change is primarily due to additional payments made to reduce the revolver borrowings related to the 2011 acquisitions. There are no amounts outstanding on the revolver as of June 30, 2012.

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

The Corporation had a total of $250.0 million outstanding of term debt under the Credit Agreement and no outstanding balance under the revolving portion of the Credit Agreement as of June 30, 2012. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2012 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $198.0 million as of June 30, 2012.

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarter basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, through the quarter ending December 31, 2012; cannot exceed 3.75:1.00 for each of the four quarters in the year ending December 31, 2013; and cannot exceed 3.50:1.00 for all remaining quarters through the expiration of the Credit Agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance proceeds) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
June 30, 2012	10.45	2.01	*	*

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2012, the Corporation had $8.8 million of unamortized deferred financing fees.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.

The Corporation did not repurchase shares under the program during the six months June 30, 2012. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 15,987 shares of certain vested awards for an aggregate price of approximately $0.2 million during the six months ended June 30, 2012. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2012, the Corporation had a total of 1,366,115 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2011 and for the first and second quarters of 2012 (in millions, except where indicated):

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Net revenues:
Institutional pharmacy revenues	$519.6	$516.0	$503.0	$480.0	$482.8	$442.3
Hospital management revenues	15.5	15.7	15.7	15.6	16.1	16.2

Total revenues	535.1	531.7	518.7	495.6	498.9	458.5

Cost of goods sold:
Institutional pharmacy	455.5	441.0	429.2	405.5	411.9	368.0
Hospital management	13.5	13.7	13.8	13.8	14.4	14.4

Total cost of goods sold	469.0	454.7	443.0	419.3	426.3	382.4

Gross profit:
Institutional pharmacy	64.1	75.0	73.8	74.5	70.9	74.3
Hospital management	2.0	2.0	1.9	1.8	1.7	1.8

Total gross profit	66.1	77.0	75.7	76.3	72.6	76.1
Selling, general and administrative	52.0	55.7	55.1	53.9	52.4	55.1
Amortization expense	2.7	2.7	3.0	2.6	2.8	3.0
Impairment of intangible assets	-	-	5.1	-	-	-
Merger, acquisition, integration costs and other charges	4.7	5.1	1.8	3.7	5.4	2.8

Operating income	6.7	13.5	10.7	16.1	12.0	15.2
Interest expense, net	1.1	2.6	2.6	2.5	2.7	2.5

Income before income taxes	5.6	10.9	8.1	13.6	9.3	12.7
Provision for income taxes	2.3	3.5	3.3	5.7	3.7	5.1

Net income	$3.3	$7.4	$4.8	$7.9	$5.6	$7.6

Earnings per share (1):
Basic	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26
Diluted	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26
Adjusted diluted earnings per diluted share (1)(2):	$0.20	$0.33	$0.31	$0.35	$0.30	$0.32

Shares used in computing earnings per share:
Basic	29.3	29.3	29.4	29.4	29.4	29.5
Diluted	29.4	29.4	29.5	29.6	29.7	29.7

Balance sheet data:
Cash and cash equivalents	$12.3	$14.6	$10.3	$17.4	$6.7	$12.0
Working capital (3)	$295.5	$334.6	$336.7	$348.4	$330.0	$316.6
Goodwill (3)	$193.9	$186.8	$183.4	$214.9	$214.9	$214.9
Intangible assets, net	$100.3	$100.8	$93.1	$100.2	$97.8	$95.7
Total assets (3)	$784.7	$823.4	$787.6	$834.0	$800.7	$782.3
Long-term debt	$244.3	$274.0	$257.9	$300.0	$272.1	$250.0
Total stockholders’ equity	$389.2	$398.3	$404.5	$413.8	$420.8	$429.7

Supplemental information:
Adjusted EBITDA (2)	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5
Adjusted EBITDA Margin (2)	3.6%	4.9%	4.9%	5.6%	5.0%	5.6%
Adjusted EBITDA per prescription dispensed (2)	$1.78	$2.48	$2.45	$2.78	$2.48	$2.58
Net cash provided by (used in) operating activities	$5.4	$(5.1)	$12.0	$14.5	$19.9	$31.9
Net cash used in investing activities	$(2.4)	$(12.3)	$(3.1)	$(46.2)	$(2.4)	$(4.6)
Net cash provided by (used in) financing activities	$(1.5)	$19.7	$(13.2)	$38.8	$(28.2)	$(22.0)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	10,769	10,607	10,357	9,944	10,085	9,879
Revenue per prescription dispensed	$48.25	$48.65	$48.57	$48.27	$47.87	$44.77
Gross profit per prescription dispensed	$5.95	$7.07	$7.12	$7.49	$7.03	$7.52
Gross profit percentage	12.3%	14.5%	14.7%	15.5%	14.7%	16.8%
Generic drug dispensing rate	77.1%	77.9%	78.3%	78.4%	78.8%	79.1%

Customer licensed beds under contract
Beginning of period	362,901	357,669	353,024	342,099	339,498	333,174
Additions - PharMerica Corporation	4,481	6,160	3,229	13,348	4,546	4,454
Additions - Chem Rx	998	392	905	947	462	682
Losses - PharMerica Corporation	(7,173)	(9,553)	(13,561)	(14,617)	(9,517)	(10,779)
Losses - Chem Rx	(3,538)	(1,644)	(1,498)	(2,279)	(1,815)	(1,383)

End of period	357,669	353,024	342,099	339,498	333,174	326,148

Hospital management contracts serviced	90	90	90	91	90	91

(1)	The Corporation has never declared a cash dividend. Earnings per share in actual cents.
(2)	See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation.
(3)	As adjusted, see Note 2 - Acquisitions in the Condensed Consolidated Financial Statements.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, impairment of intangible assets, and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, impairment of intangible assets, and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, impairment of intangible assets, and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated income statements, and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Net income	$3.3	$7.4	$4.8	$7.9	$5.6	$7.6
Add:
Interest expense, net	1.1	2.6	2.6	2.5	2.7	2.5
Merger, acquisition, integration costs and other charges	4.7	5.1	1.8	3.7	5.4	2.8
Provision for income taxes	2.3	3.5	3.3	5.7	3.7	5.1
Impairment of intangible assets	-	-	5.1	-	-	-
Depreciation and amortization expense	7.8	7.7	7.8	7.8	7.6	7.5

Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5

Adjusted EBITDA Margin	3.6%	4.9%	4.9%	5.6%	5.0%	5.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5
Interest expense, net	(1.1)	(2.6)	(2.6)	(2.5)	(2.7)	(2.5)
Provision for income taxes	(2.3)	(3.5)	(3.3)	(5.7)	(3.7)	(5.1)
Merger, acquisition, integration costs and other charges	(4.4)	(4.7)	(1.3)	(3.4)	(3.8)	(2.5)
Provision for bad debt	5.4	5.8	6.4	7.2	6.2	6.2
Stock-based compensation	1.4	1.8	1.3	1.4	1.6	1.3
Amortization of deferred financing fees	0.2	0.3	0.2	0.1	0.2	0.2
Deferred income taxes	2.3	4.6	2.9	4.1	2.6	3.4
Loss (gain) on disposition of equipment	0.1	0.1	0.1	(0.2)	(0.1)	-
Other	-	-	(0.2)	0.4	(0.2)	0.2
Changes in assets and liabilities	(15.4)	(33.2)	(16.9)	(14.5)	(5.2)	5.2

Net Cash Flows from Operating Activities	$5.4	$(5.1)	$12.0	$14.5	$19.9	$31.9

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Diluted earnings per share	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	-	-	0.11	-	-	-
Merger, acquisition, integration costs and other charges	0.09	0.12	0.04	0.07	0.11	0.06
Tax accounting matters	-	(0.04)	-	0.01	-	-

Adjusted diluted earnings per share	$0.20	$0.33	$0.31	$0.35	$0.30	$0.32

Following Represent the Second Quarter 2012 Results compared to the First Quarter 2012

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Quarter Ended
	March 31, 2012		Increase (Decrease)		June 30, 2012
	Amount	% of Revenues			Amount	% of Revenues
Net revenues
Institutional Pharmacy	$482.8	96.8%	$(40.5)	(8.4)%	$442.3	96.5%
Hospital Management	16.1	3.2	0.1	0.6	16.2	3.5

Total net revenues	498.9	100.0	(40.4)	(8.1)	458.5	100.0

Cost of goods sold
Institutional Pharmacy	411.9	82.5	(43.9)	(10.7)	368.0	80.3
Hospital Management	14.4	2.9	-	-	14.4	3.1

Total cost of goods sold	426.3	85.4	(43.9)	(10.3)	382.4	83.4

Gross profit
Institutional Pharmacy	70.9	14.3	3.4	4.8	74.3	16.2
Hospital Management	1.7	0.3	0.1	5.9	1.8	0.4

Total gross profit	$72.6	14.6%	$3.5	4.8%	$76.1	16.6%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,085		(206)	(2.0)%	9,879
Revenue per prescription dispensed	$47.87		$(3.10)	(6.5)%	$44.77
Gross profit per prescription dispensed	$7.03		$0.49	7.0%	$7.52
Institutional gross margin	14.7%		2.1	14.3%	16.8%
Generic dispensing rate	78.8%		0.3	0.4%	79.1%
Customer licensed beds under contract
Beginning of period	339,498		(6,324)	(1.9)%	333,174
Additions - PharMerica Corporation	4,546		(92)	(2.0)	4,454
Additions - Chem Rx	462		220	47.6	682
Losses - PharMerica Corporation	(9,517)		(1,262)	(13.3)	(10,779)
Losses - Chem Rx	(1,815)		432	23.8	(1,383)

End of period	333,174		(7,026)	(2.1)%	326,148

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		1.0	1.1%	91

Revenues

Institutional pharmacy revenues decreased $40.5 million for the three months ended June 30, 2012 compared to the three months ended March 31, 2012, due primarily to the continued wave of drugs converting from brand to generic, along with a net decline in customer licensed beds of 7,026 both of which resulted in lower revenues. The decrease of $40.5 million is comprised of an unfavorable volume variance of approximately $9.9 million or 206,000 less prescriptions dispensed and an unfavorable rate variance of approximately $30.6 million or $3.10 decrease per prescription dispensed. The rate variance was comprised of approximately $18.4 million due to reduced reimbursement rates on generics and certain pricing concessions combined with $12.2 million due to the increase in the generic dispensing rate from 78.8% to 79.1%.

The increase in hospital management revenues of $0.1 million for the three months ended June 30, 2012 compared to the three months ended March 31, 2012 was due to the increase in the number hospital contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $43.9 million for the three months ended June 30, 2012 compared to the three months ended March 31, 2012 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and lower costs as brand drugs continue to migrate to their generic equivalant. The drug costs as a percentage of revenue decreased 307 bps. Other costs included in cost of goods sold increased as a percentage of revenues 97 bps, of which the increase primarily related to salaries and wages expense as a percentage of revenues increased 52 bps along with delivery fees as a percentage of revenues increased 19 bps.

Gross Profit and Operating Expenses (Dollars in millions)

	Quarter Ended
	March 31, 2012		Increase (Decrease)		June 30, 2012
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$72.6	14.6%	$3.5	4.8%	$76.1	16.6%
Selling, general and administrative expenses	52.4	10.5	2.7	5.2	55.1	12.0
Amortization expense	2.8	0.6	0.2	7.1	3.0	0.7
Merger, acquisition, integration costs and other charges	5.4	1.1	(2.6)	(48.1)	2.8	0.6
Interest expense, net	2.7	0.5	(0.2)	(7.4)	2.5	0.5

Income before income taxes	9.3	1.9	3.4	36.6	12.7	2.8
Provision for income taxes	3.7	0.8	1.4	37.8	5.1	1.1

Net income	$5.6	1.1%	$2.0	35.7%	$7.6	1.7%

Institutional pharmacy gross profit for the three months ended June 30, 2012 was $74.3 million or $7.52 per prescription dispensed compared to $70.9 million or $7.03 per prescription dispensed for the three months ended March 31, 2012. Institutional pharmacy gross profit margin for the three months ended June 30, 2012 was 16.8% compared to 14.7% for the three months ended March 31, 2012. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic and decreases in overall drug costs.

Hospital management gross profit increased $0.1 million for the three months ended June 30, 2012 compared to the three months ended March 31, 2012 which was due to the increase in the number of hospital contracts serviced in the period.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	March 31, 2012		Increase (Decrease)		June 30, 2012
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$27.1	5.4%	$0.7	2.6%	$27.8	6.1%
Contracted services	3.7	0.8	0.2	5.4	3.9	0.8
Provision for doubtful accounts	6.2	1.2	-	-	6.2	1.4
Supplies	1.7	0.3	(0.1)	(5.9)	1.6	0.3
Travel expenses	1.2	0.2	0.2	16.7	1.4	0.3
Professional fees	2.5	0.5	1.8	72.0	4.3	0.9
Adjudication expense	0.8	0.2	(0.1)	(12.5)	0.7	0.2
Stock-based compensation	1.6	0.3	(0.3)	(18.8)	1.3	0.3
Depreciation	2.5	0.5	(0.2)	(8.0)	2.3	0.5
Rent	1.0	0.2	0.3	30.0	1.3	0.3
Maintenance	0.7	0.1	0.1	14.3	0.8	0.2
Other costs	3.4	0.8	0.1	2.9	3.5	0.7

Total selling, general and administrative expenses	$52.4	10.5%	$2.7	5.2%	$55.1	12.0%

Selling, general and administrative expenses increased $2.7 million for the three months ended June 30, 2012, compared to the three months ended March 31, 2012. The increase of $2.7 million is due primarily to increases in professional fees of $1.8 million and labor costs of $0.7 million, partially offset by a $0.3 million decrease in stock based compensation due to lower expense on performance based awards. All other costs included in selling, general and administrative expenses increased approximately $0.5 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended
	March 31, 2012		June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.3	0.1%
Equipment and software	4.1	0.9	4.2	0.9
Leased equipment	0.3	NM	-	-

Total depreciation expense	$4.8	1.0%	$4.5	1.0%

Depreciation expense recorded in cost of goods sold	$2.3	0.5	$2.2	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.5	0.5	2.3	0.5

Total depreciation expense	$4.8	1.0%	$4.5	1.0%

Total capital expenditures	$2.5	0.5%	$4.4	1.0%

Depreciation expense decreased $0.3 million for the three months ended June 30, 2012, compared to the three months ended March 31, 2012 primarily as a result of certain leased equipment becoming fully depreciated during the quarter ended March 31, 2012 and having no expense recognized in the current quarter.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	March 31, 2012		June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.5	0.1%
Non-compete agreements	0.3	0.1	0.5	0.1
Customer relationships	2.1	0.4	2.0	0.5

Total amortization expense	$2.8	0.6%	$3.0	0.7%

Amortization expense increased $0.2 million for the three months ended June 30, 2012, compared to the three months ended March 31, 2012 as a result of amortization expense recognized on short-term non-compete agreements which materialized in the current quarter.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions)

	Quarter Ended
	March 31, 2012	June 30, 2012
Integration costs:
Tender offer costs	$2.2	$(0.3)
Professional and advisory fees	0.3	0.7
Facility costs	0.4	-
Other	-	0.1

	2.9	0.5

Acquisition costs:
Professional and advisory fees	1.3	1.3
General and administrative	-	0.1
Employee costs	1.0	0.5
Severance costs	-	0.3
Facility costs	0.3	0.1
Other	(0.1)	-

	2.5	2.3

Total merger, acquisition, integration costs and other charges	$5.4	$2.8

Negative effect on diluted earnings per share	$(0.11)	$(0.06)

The Corporation incurred integration costs and other charges during the three months ended June 30, 2012 and March 31, 2012 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees along with other costs related to cost to convert data and integrate systems. Integration costs and other charges decreased $2.5 million for the three months ended June 30, 2012 compared to the three months ended March 31, 2012.

During the three months ended March 31, 2012, $2.2 million of tender offer costs were incurred. The Corporation does not anticipate that significant additional tender offer costs will continue to be incurred as the tender offer expired on February 21, 2012.

Acquisition costs decreased $0.2 million for the three months ended June 30, 2012 compared to the three months ended March 31, 2012 due primarily to employee costs associated with a prior acquisition.

Interest Expense (Dollars in millions)

	Quarter Ended
Interest Expense:	March 31, 2012	June 30, 2012
Term Debt	$1.9	$1.9
Revolving Credit Facility	0.6	0.4

Subtotal (including commitment fees and letters of credit fees)	2.5	2.3
Other:
Amortization of deferred financing fees	0.2	0.2

Total Interest Expense	$2.7	$2.5

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.55%	0.32%
LIBOR - 1month, at beginning of period	0.30%	0.24%
LIBOR - 1month, at end of period	0.24%	0.25%
LIBOR - 3 months, at beginning of period	0.58%	0.47%
LIBOR - 3 months, at end of period	0.47%	0.46%

Interest expense decreased $0.2 million for the three months ended June 30, 2012, compared to the three months ended March 31, 2012, due to lower average balances on the revolving credit facility. Long-term debt, including the current portion, was $272.1 million and $250.0 million as of March 31, 2012 and June 30, 2012, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended
	March 31, 2012	June 30, 2012
Provision for income taxes	$3.7	$5.1

Total provision as a percentage of income	40.1%	40.1%

There was no change in our provision for income taxes as a percentage of taxable income for the three months ended June 30, 2012, compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

The following compares the Corporation’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and June 30, 2012 (dollars in millions):

	Quarter Ended
	March 31, 2012	June 30, 2012
Cash flows provided by (used in) operating activities:
Net income	$5.6	$7.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	4.5
Amortization	2.8	3.0
Merger, acquisition, integration costs and other charges	1.6	0.3
Stock-based compensation	1.6	1.3
Amortization of deferred financing fees	0.2	0.2
Deferred income taxes	2.6	3.4
Gain on disposition of equipment	(0.1)	-
Other	(0.2)	0.2
Change in operating assets and liabilities:
Accounts receivable, net	(12.1)	25.0
Inventory	26.5	(4.9)
Prepaids and other assets	(0.5)	(2.3)
Accounts payable	(7.0)	(11.0)
Salaries, wages and other compensation	(6.5)	1.9
Other accrued liabilities	0.6	2.7

Net cash provided by operating activities	19.9	31.9

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(2.5)	(4.4)
Acquisitions, net of cash acquired	-	(0.4)
Cash proceeds from the sale of assets	0.1	0.2

Net cash used in investing activities	(2.4)	(4.6)

Cash flows provided by (used in) financing activities:
Net activity of long-term revolving credit facility	(27.9)	(22.1)
Repayments of capital lease obligations	(0.1)	-
Issuance of common stock	-	0.1
Treasury stock at cost	(0.2)	-

Net cash used in financing activities	(28.2)	(22.0)

Change in cash and cash equivalents	(10.7)	5.3
Cash and cash equivalents at beginning of period	17.4	6.7

Cash and cash equivalents at end of period	$6.7	$12.0

Supplemental information:
Cash paid for interest	$2.8	$2.2

Cash paid for taxes	$1.3	$0.9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Louisiana Municipal Police Employees’ Retirement System v. Frank Collins, et al. On September 9, 2011, the Louisiana Municipal Police Employees’ Retirement System (“LMPERS”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Louisiana Municipal Police Employees’ Retirement System v. Frank Collins, et al., Civil Action No. 6851-CS. In the action, LMPERS alleged that the members of the Board of Directors breached their fiduciary duties to the Corporation and its stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. LMPERS sought declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining application of the Rights Agreement and Section 203 of the DGCL to the tender offer and proposed merger.

Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust v. PharMerica Corp., et al., Civil Action No. 6882 On September 22, 2011, Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust (“Drummond”) filed a lawsuit in the Court of Chancery of the State of Delaware, purportedly on behalf of a class of the Corporation’s stockholders, against the Corporation and the members of the Corporation’s Board of Directors, styled Hugh F. Drummond as Trustee of the FBO Hugh F. Drummond Trust v. PharMerica Corp., et al., Civil Action No. 6882. In the action, Drummond alleged that the members of the Board of Directors breached their fiduciary duties to the Corporation and the Corporation’s stockholders by, among other things, adopting the Rights Agreement and failing to respond appropriately to the tender offer. Drummond sought declaratory and injunctive relief, including an order certifying the case as a class action and an order enjoining the directors and the Corporation from excluding strategic bidders, including Omnicare, imposing unreasonable preconditions on such strategic bidders, refusing to provide due diligence to strategic bidders, and conducting a limited sale process not designed to produce the best transaction for PharMerica’s stockholders.

On October 3, 2011, the Court of Chancery of the State of Delaware entered an order consolidating the LMPERS and Drummond actions under the caption In re PharMerica Corporation Shareholders Litigation, Consolidated Civil Action No. 6851-CS. Plaintiffs in the consolidated action designated the complaint filed in the Drummond action as operative. On May 15, 2012, the case was dismissed.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. We encourage you to read these risk factors in their entirety.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 40 shares of certain vested awards for an aggregate price of less than $0.1 million during the three months ended June 30, 2012. These shares have also been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
					(in millions)
April 1, 2012-April 30, 2012	-		$-	-	$14.5
May 1, 2012-May 31, 2012	19	(1)	10.69	-	14.5
June 1, 2012-June 30, 2012	21	(1)	9.28	-	14.5

(1)	The Corporation repurchased 40 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Corporation announced a share repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used to purchase the Corporation’s common stock. On July 2, 2012 the Board of Directors authorized an increase to the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended June 30, 2012.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Elimination for PharMerica Corporation Series A Junior Participating Preferred Stock. (1)

4.1	Amendment No. 1 to Rights Agreement, dated as of March 28, 2012, between PharMerica Corporation and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the PharMerica Corporation Quarterly Report on form 10-Q for the three months and six months ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements. (2)

(1)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 2, 2012	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 2, 2012	/S/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: August 2, 2012	/S/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Elimination for PharMerica Corporation Series A Junior Participating Preferred Stock. (1)

4.1	Amendment No. 1 to Rights Agreement, dated as of March 28, 2012, between PharMerica Corporation and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the PharMerica Corporation Quarterly Report on form 10-Q for the three months and six months ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements. (2)

(1)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.