Form 10-Q
period 2012-09-30
PharMerica CORP
filed 2012-11-01
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2012
Common stock, $0.01 par value	29,484,890 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months and Nine Months Ended September 30, 2011 and 2012

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$518.7	$442.0	$1,585.5	$1,399.4
Cost of goods sold	443.0	366.4	1,366.7	1,175.1

Gross profit	75.7	75.6	218.8	224.3
Selling, general and administrative expenses	55.1	54.0	162.8	161.5
Amortization expense	3.0	3.2	8.4	9.0
Impairment of intangible assets (Note 4)	5.1	-	5.1	-
Merger, acquisition, integration costs and other charges	1.8	6.1	11.6	14.3

Operating income	10.7	12.3	30.9	39.5
Interest expense, net	2.6	2.4	6.3	7.6

Income before income taxes	8.1	9.9	24.6	31.9
Provision for income taxes	3.3	3.9	9.1	12.7

Net income	$4.8	$6.0	$15.5	$19.2

Earnings per common share:
Basic	$0.16	$0.20	$0.53	$0.65
Diluted	$0.16	$0.20	$0.53	$0.64

Shares used in computing earnings per common share:
Basic	29,366,998	29,491,234	29,324,094	29,470,473
Diluted	29,531,095	29,846,679	29,423,330	29,829,169

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and September 30, 2012

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17.4	$49.5
Accounts receivable, net	232.2	209.9
Inventory	130.6	98.0
Deferred tax assets, net	36.5	33.1
Prepaids and other assets	34.5	34.4

	451.2	424.9

Equipment and leasehold improvements	145.0	157.1
Accumulated depreciation	(92.6)	(105.5)

	52.4	51.6

Deferred tax assets, net	0.6	0.1
Goodwill	214.9	214.9
Intangible assets, net	100.2	94.0
Other	14.7	12.7

	$834.0	$798.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54.7	$43.6
Salaries, wages and other compensation	35.1	33.7
Current portion of long-term debt	6.3	9.4
Other accrued liabilities	6.7	15.0

	102.8	101.7

Long-term debt	293.7	234.4
Other long-term liabilities	23.7	24.8
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2011 and September 30, 2012	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized;
30,794,000 and 30,940,109 shares issued as of
December 31, 2011 and September 30, 2012, respectively	0.3	0.3
Capital in excess of par value	355.9	361.4
Retained earnings	68.4	87.6
Treasury stock at cost, 1,350,128 shares and 1,455,347 shares at December 31, 2011 and September 30, 2012, respectively	(10.8)	(12.0)

	413.8	437.3

	$834.0	$798.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended September 30, 2011 and 2012

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cash flows provided by (used in) operating activities:
Net income	$4.8	$6.0	$15.5	$19.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	4.6	14.9	13.9
Amortization	3.0	3.2	8.4	9.0
Impairment charge	5.1	-	5.1	-
Merger, acquisition, integration costs and other charges	0.5	0.3	1.2	2.2
Stock-based compensation	1.3	2.3	4.5	5.2
Amortization of deferred financing fees	0.2	0.3	0.7	0.7
Deferred income taxes	2.9	(2.1)	9.8	3.9
Loss (gain) on disposition of equipment	0.1	-	0.3	(0.1)
Other	(0.2)	0.1	(0.2)	0.1
Change in operating assets and liabilities:
Accounts receivable, net	6.1	9.4	(2.2)	22.3
Inventory	10.8	11.1	(29.1)	32.7
Prepaids and other assets	1.9	2.9	(6.9)	0.1
Accounts payable	(28.3)	7.2	(21.3)	(10.8)
Salaries, wages and other compensation	(0.9)	0.8	11.6	(3.8)
Other accrued liabilities	(0.1)	5.3	-	8.6

Net cash provided by operating activities	12.0	51.4	12.3	103.2

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.2)	(6.6)	(9.4)	(13.5)
Acquisitions, net of cash acquired	-	(0.4)	(8.5)	(0.8)
Cash proceeds from the sale of assets	0.1	-	0.1	0.3

Net cash used in investing activities	(3.1)	(7.0)	(17.8)	(14.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	-	(6.3)	(240.0)	(6.3)
Proceeds from long-term debt	-	-	250.0	-
Net activity of long-term revolving credit facility	(13.0)	-	5.4	(50.0)
Payments of debt issuance costs	-	-	(9.8)	-
Repayments of capital lease obligations	(0.3)	-	(0.7)	(0.1)
Issuance of common stock	0.1	0.4	0.2	0.5
Treasury stock at cost	-	(1.0)	(0.1)	(1.2)

Net cash (used in) provided by financing activities	(13.2)	(6.9)	5.0	(57.1)

Change in cash and cash equivalents	(4.3)	37.5	(0.5)	32.1
Cash and cash equivalents at beginning of period	14.6	12.0	10.8	17.4

Cash and cash equivalents at end of period	$10.3	$49.5	$10.3	$49.5

Supplemental information:
Cash paid for interest	$2.6	$2.2	$5.1	$7.2

Cash paid for taxes	$(0.2)	$1.8	$0.1	$4.0

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(Unaudited)

(In millions, except share amounts)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2011	29,443,872	$0.3	$355.9	$68.4	$(10.8)	$413.8
Net income	-	-	-	19.2	-	19.2
Exercise of stock options and tax components of stock-based awards, net	39,295	-	0.3	-	-	0.3
Vested restricted stock units	106,814	-	-	-	-	-
Treasury stock at cost	(105,219)	-	-	-	(1.2)	(1.2)
Stock-based compensation - non-vested restricted stock	-	-	3.7	-	-	3.7
Stock-based compensation - stock options	-	-	1.5	-	-	1.5

Balance at September 30, 2012	29,484,762	$0.3	$361.4	$87.6	$(12.0)	$437.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (the “Corporation”) is an institutional pharmacy services company that services healthcare facilities and provides pharmacy management services to hospitals. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues, operating 94 institutional pharmacies in 44 states. The Corporation’s customers are typically institutional healthcare providers, such as nursing centers, assisted living facilities, hospitals and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

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

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payers to the Corporation and/or its customers; the overall financial condition of the Corporation’s customers and suppliers; retaining existing customers and service contracts and attracting new customers; the effects of renegotiating contract pricing relating to significant customers and suppliers; risk of loss of revenues due to a customer or owner of a skilled nursing facility entering the institutional pharmacy business; the Corporation’s ability to successfully transition information technology services being provided by its current vendor to another vendor effectively; successfully pursuing development and acquisition activities; attracting and retaining key executives, pharmacists, and other healthcare personnel; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payers to control costs; the outcome of litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/regulatory inquiries; delays or difficulties in integrating acquired businesses; other contingent liabilities; changes in interest rates; changes in tax laws and regulations; the Corporation’s ability to implement short cycle dispensing requirements of the 2010 Health Care Legislation; access to capital and financing; the demand for the Corporation’s products and services; changes to safety risk profiles of drugs and/or drug transitioning to over-the-counter products; pricing and other competitive factors in the industry; changes in volatility of the Corporation’s stock price; changes in manufacturers’ rebate programs; shifts in demand for generic drug equivalents; changes in insurance claims experience and related assumptions; variations in costs or expenses; changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. On January 27, 2012, the Federal Trade Commission (“FTC”) issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleged that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. On February 21, 2012 the unsolicited tender offer expired and Omnicare did not extend the offer.

In connection with these matters, in the nine months ended September 30, 2011 and September 30, 2012, the Corporation expensed $1.1 million and $1.9 million, respectively, of legal, investment banking, and other fees, which are included in merger, acquisition, integration costs and other charges in the condensed consolidated income statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2011 and September 30, 2012, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial liabilities and non-financial assets recorded at fair value at December 31, 2011 and September 30, 2012, are set forth in the tables below (dollars in millions):

As of December 31, 2011	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Non-financial Assets
Intangible Assets	$-	$-	$-	$-	C
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(3.9)	$-	$(3.9)	$-	A
Contingent Consideration	-	-	-	-	C

As of September 30, 2012	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(4.7)	$-	$(4.7)	$-	A

During the third quarter 2011, certain intangible assets with carrying amounts of $5.1 million were written down to their implied fair value resulting in an impairment charge of $5.1 million. The fair value of intangible assets was derived using the income approach, which uses valuation techniques to convert future amounts to a single present amount. See Note 4 for a further description of the impairment.

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

The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia (the “West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The liability was relieved as of December 31, 2010 when it became apparent the contingent consideration would not be paid. The Corporation assessed the fair value of the liability through the date of determination which was August 10, 2012 when it was concluded that the gross profit requirement for the payout of the contingent consideration was not met. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2011	September 30, 2012
Institutional healthcare providers	$169.0	$164.6
Medicare Part D	46.9	46.0
Private payer and other	33.3	30.4
Insured	10.7	10.2
Medicaid	20.1	14.0
Medicare	0.8	0.8
Allowance for doubtful accounts	(48.6)	(56.1)

	$232.2	$209.9

0 to 60 days	61.2%	58.6%
61 to 120 days	19.5%	15.7%
Over 120 days	19.3%	25.7%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2011	$36.8	$24.8	$(13.0)	$48.6
Nine Months Ended September 30, 2012	$48.6	$19.7	$(12.2)	$56.1

Concentration of Credit Risk

For the three months ended September 30, 2011 and 2012, the Corporation derived approximately 13.5% and 14.8%, respectively, of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities. For the nine months ended September 30, 2011 and 2012, the Corporation derived approximately 13.6% and 14.5%, respectively, of its revenues from a single customer, including all payer sources associated with the residents of its long-term care facilities.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended September 30, 2011 and 2012, maintenance and repairs were $1.8 million and $2.0 million, respectively. For the nine months ended September 30, 2011 and 2012, maintenance and repairs were $5.6 million and $5.9 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the nine months ended September 30, 2011 or 2012.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended September 30, 2011 and 2012, the Corporation capitalized internally developed software costs of $0.6 million and $1.9 million, respectively. For the nine months ended September 30, 2011 and 2012, the Corporation capitalized internally developed software costs of $1.3 million and $4.3 million, respectively. As of December 31, 2011 and September 30, 2012, net capitalized software costs, including acquired assets and amounts for projects which have and have not been completed, totaled $13.2 million and $13.4 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s business is comprised of two reporting units, institutional pharmacy and hospital management, each of which are reviewed separately for impairment. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment of its institutional pharmacy reporting unit, as of December 31, 2011, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. There were no triggering events during the nine months ended September 30, 2012 requiring the Corporation to perform a qualitative assessment prior to the annual assessment.

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended September 30, 2011 and 2012, the expense for employee health benefits was $4.9 million and $5.4 million, respectively, and for the nine months ended September 30, 2011 and 2012 the expense for employee health benefits was $15.0 million and $16.9 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2011 and September 30, 2012, the Corporation had $3.1 million and $3.3 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers for achieving market share or purchase volumes. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class and can be based on either purchasing volumes or actual prescriptions dispensed. Rebates for generic products are primarily based on achieving purchasing volume requirements. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, on an accrual basis as an estimated reduction of cost of goods sold and inventory. The estimated accrual is adjusted, if necessary, after the third party validates the appropriate data and notifies the Corporation of its agreement under the terms of the contract. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are allocated as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory or as a reduction of inventory for drugs which have not yet been sold.

Delivery Expenses

The Corporation incurred delivery expenses of $16.6 million and $15.7 million for the three months ended September 30, 2011 and 2012, respectively, and $51.3 million and $47.8 million for the nine months ended September 30, 2011 and 2012, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

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

Measurement Period Adjustments

For the nine months ended September 30, 2012, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2011 as a result of measurement period adjustments related to the 2011 Acquisitions (See Note 2).

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS

2011 Acquisitions

On April 1, 2011 the Corporation acquired an institutional pharmacy in Greenville, South Carolina. On December 31, 2011, the Corporation acquired the membership interests of an institutional pharmacy which operated three pharmacies in Ohio and Pennsylvania. Both acquisitions (the “2011 Acquisitions”) were accounted for under the acquisition method of accounting. The aggregate purchase price of the 2011 Acquisitions was $51.3 million in cash and assumed liabilities, including, the working capital adjustment in the second quarter of 2012. During the nine months ended September 30, 2012 the final working capital adjustment was completed for the 2011 Acquisitions resulting in additional purchase price paid of $0.3 million. The total purchase price of the 2011 Acquisitions was allocated to the net tangible and identifiable intangible assets based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transactions were considered asset acquisitions; therefore, the amount of goodwill recorded in the transactions of $35.5 million will be tax deductible to the Corporation. The resulting amount of goodwill reflects the Corporation’s expectation of the synergistic benefits of the 2011 Acquisitions.

The combined allocation of the purchase price associated with the 2011 Acquisitions was based upon the fair value of net tangible and identifiable intangible assets as of the date of acquisition. The purchase price allocations were as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Recognized as of Acquisition Date
Accounts receivable	$4.6	$(0.2)	$4.4
Inventory	3.7	0.1	3.8
Other current assets	0.4	-	0.4
Equipment and software	0.4	-	0.4
Identifiable intangibles	12.5	-	12.5
Goodwill	34.8	0.7	35.5

Total assets	56.4	0.6	57.0

Current liabilities	(5.3)	(0.3)	(5.6)
Other long-term liabilities	(0.1)	-	(0.1)

Total liabilities	(5.4)	(0.3)	(5.7)

Purchase price of 2011 Acquisitions	$51.0	$0.3	$51.3

(1)	As previously reported in the Corporation’s 2011 Annual Report on Form 10-K.

The following is the fair value of the equipment and software of the 2011 Acquisitions at the date of acquisition (dollars in millions):

Equipment and software	Fair-Value	Weighted Average Useful Life (Yr.)
Equipment and software	$0.4	4.7

The following are the fair values of the identifiable intangible assets of the 2011 Acquisitions acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value
Customer relationships	$11.1
Trade name	0.5
Non-compete agreement	0.9

$12.5

Other

For the three months ended September 30, 2011 and 2012, the Corporation incurred $2.1 million and $3.9 million, respectively, and $11.2 million and $8.7 million for the nine months ended September 30, 2011 and 2012, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2011, excluding the merger, acquisition, integration costs and other charges, impairment charges, and assuming the Corporation’s effective tax rate of 40.9% and 37.0% for the three and nine months ended September 30, 2011, respectively, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$532.6	$1,632.2
Net income	$9.1	$27.2

Earnings per common share:
Basic	$0.31	$0.93
Diluted	$0.31	$0.93

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31, 2011	September 30, 2012
Leasehold improvements	$14.3	$14.9
Equipment and software	123.2	131.6
Leased equipment	2.9	-
Construction in progress	4.6	10.6

	145.0	157.1
Accumulated depreciation	(92.6)	(105.5)

Total Equipment and leasehold improvements	$52.4	$51.6

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

The following is a progression of equipment and leasehold improvements for the period presented (dollars in millions):

	Balance at December 31, 2011	Additions	Disposals	Balance at September 30, 2012
Equipment and leasehold improvements:
Leasehold improvements	$14.3	$0.6	$-	$14.9
Equipment and software	123.2	9.7	(1.3)	131.6
Leased equipment	2.9	(2.9)	-	-
Construction in progress	4.6	6.0	-	10.6

Sub-Total	145.0	13.4	(1.3)	157.1

Accumulated depreciation	(92.6)	(13.9)	1.0	(105.5)

Total	$52.4	$(0.5)	$(0.3)	$51.6

Depreciation expense totaled $4.8 million and $4.6 million for the three months ended September 30, 2011 and 2012, respectively. Depreciation expense totaled $14.9 million and $13.9 million for the nine months ended September 30, 2011 and 2012, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$18.2	*
2013	14.0
2014	9.2
2015	6.0
2016	3.4
Thereafter	14.7

Total	$65.5

* The 2012 amount shown includes depreciation expense for the nine months ended September 30, 2012 of $13.9 million.

NOTE 4—GOODWILL AND INTANGIBLES

As of December 31, 2011 and September 30, 2012 the carrying amount of goodwill was $214.9 million.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2011	Additions	Balance at September 30, 2012
Customer relationships	$96.0	$0.4	$96.4
Trade name	30.0	-	30.0
Non-compete agreements	8.4	2.4	10.8

Sub T otal	134.4	2.8	137.2
Accumulated amortization	(34.2)	(9.0)	(43.2)

Net intangible assets	$100.2	$(6.2)	$94.0

Amortization expense relating to finite-lived intangible assets was $3.0 million and $3.2 million for the three months ended September 30, 2011 and 2012, respectively. Amortization expense relating to finite-lived intangible assets was $8.4 million and $9.0 million for the nine months ended September 30, 2011 and 2012, respectively.

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

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the current year and next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2012	$12.2	*
2013	11.2
2014	10.5
2015	10.4
2016	9.9
Thereafter	48.8

	$103.0

* The 2012 amount shown includes amortization expense for the nine months ended September 30, 2012 of $9.0 million.

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

As of September 30, 2012, $243.8 million was outstanding under the term loan facility and there was no outstanding balance under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

Credit Agreement:	December 31, 2011	September 30, 2012

Term Debt - payable to lenders at LIBOR plus applicable margin (2.97% as of September 30, 2012), matures June 30, 2016	$250.0	$243.8
Revolving Credit Facility payable to lenders, interest at base rate plus applicable margin (5.00% as of September 30, 2012), matures June 30, 2016	50.0	-

Total debt	300.0	243.8
Less: Current portion of long-term debt	6.3	9.4

Total long-term debt	$293.7	$234.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The Corporation’s indebtedness has the following maturities for the current year and the next four years (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2012*	$-	$-	$-
2013	12.5	-	12.5
2014	12.5	-	12.5
2015	112.5	-	112.5
2016	106.3	-	106.3

	$243.8	$-	$243.8

* The Corporation prepaid the September and December 2012 principal payments due under the Credit Agreement in the third quarter 2012.

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2012 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $198.0 million as of September 30, 2012. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $543.8 million, subject to securing additional commitments from existing or new lenders.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
September 30, 2012	10.96	1.67		**

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement.

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2012, the Corporation had $8.5 million of unamortized deferred financing fees.

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

In September 2011, Centers for Medicare and Medicaid Services (“CMS”) issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS continues to release this data monthly and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

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

CMS Proposed Rule on Consultant Pharmacists

In October 2011, CMS issued a proposed rule entitled “Medicare Program; Proposed Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs for Contract Year 2013 and Other Proposed Changes; Considering Changes to the Conditions of Participation for Long Term Care Facilities” (the “Proposed Rule”). In the Proposed Rule, CMS outlined its concerns, and requests comments, regarding certain contractual arrangements between Long Term Care (“LTC”) facilities, LTC pharmacies, consultant pharmacies, and pharmaceutical manufacturers. In April 2012, after reviewing the comments, CMS declined to finalize the portion of the Proposed Rule requiring the independence of consultant pharmacists from LTC pharmacies. CMS further noted that “the [independent consultant pharmacist] requirement would be highly disruptive to both LTC facilities and consultant pharmacists,” and without additional regulation of facility staff and providers, any benefits would not “outweigh the costs of industry disruption.” However, CMS solicited additional comments and acknowledged the possibility of future regulations if there fails to be improvement in inappropriate utilization throughout the industry. The Corporation believes that a future rule, which could require the independence of consultant pharmacists, may increase overall costs for payers and customers and reduce the quality of care and service to long-term care patients and residents. However, until CMS provides additional guidance, the Corporation is unable to fully evaluate the impact future regulations in consultant pharmacist services to its business.

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

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew. The Amended Prime Vendor Agreement requires the Corporation to purchase substantially all brand and non-injectable generic drugs from ABDC. The Amended Prime Vendor Agreement does provide the flexibility for the Corporation to contract directly with the manufacturer with these purchases being considered in the contractual requirements as long as ABDC is the distributor. If the Corporation fails to adhere to this contractual provision ABDC has the ability to increase the Corporation’s drug pricing under the terms of the Amended Prime Vendor Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Pharmacy locations and administrative offices lease expense	$3.6	$3.7	$10.8	$10.8
Office equipment lease expense	0.6	0.6	1.9	1.8

Total lease expense	$4.2	$4.3	$12.7	$12.6

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2012	$14.7	*
2013	13.3
2014	8.5
2015	6.3
2016	5.3
Thereafter	13.2

Total	$61.3

* The 2012 amount shown includes lease expense for the nine months ended September 30, 2012 of $10.8 million.

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$250.4	48.3%	$209.5	47.4%	$759.0	47.9%	$670.1	47.9%
Institutional healthcare providers	154.2	29.7	138.1	31.3	474.7	29.9	426.6	30.5
Medicaid	54.1	10.4	38.4	8.7	167.2	10.5	128.4	9.2
Private and other	23.6	4.6	19.9	4.4	69.7	4.4	65.0	4.6
Insured	19.6	3.8	19.3	4.4	64.6	4.1	58.4	4.2
Medicare	1.1	0.2	1.0	0.2	3.4	0.2	2.8	0.2
Hospital management fees	15.7	3.0	15.8	3.6	46.9	3.0	48.1	3.4

Total	$518.7	100.0%	$442.0	100.0%	$1,585.5	100.0%	$1,399.4	100.0%

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

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

The Corporation began, in 2007, the integration of its pharmacy operating systems and the Corporation expects to continue to incur costs related to the integration of its pharmacy operating systems, as well as transitional related costs associated with the expiration and non-renewal of the Information Technology Services Agreement with Kindred Healthcare Operating Inc., a wholly owned subsidiary of Kindred Healthcare during 2012. In addition, the Corporation also incurs and will continue to incur costs related to acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES (Continued)

The following is a summary of merger, acquisition, integration costs and other charges incurred by the Corporation (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Merger, integration costs and other charges:
Pre-Pharmacy transaction litigation matters	$(2.0)	$-	$(2.0)	$-
Tender offer costs	1.1	-	1.1	1.9
Professional and advisory fees	0.2	1.2	0.6	2.2
General and administrative	-	-	0.1	-
Employee costs	-	0.2	0.2	0.2
Severance costs	-	-	0.2	-
Facility costs	0.3	-	0.2	0.4
Other	0.1	0.8	-	0.9

	(0.3)	2.2	0.4	5.6

Acquisition related costs:
Professional and advisory fees	0.9	2.8	4.1	5.4
General and administrative	0.1	-	0.7	0.1
Employee costs	0.5	0.6	2.5	2.1
Severance costs	0.2	0.2	1.6	0.5
Facility costs	0.3	0.1	1.5	0.5
Other	0.1	0.2	0.8	0.1

	2.1	3.9	11.2	8.7

Total merger, acquisition, integration costs and other charges	$1.8	$6.1	$11.6	$14.3

Negative effect on diluted earnings per share	$(0.04)	$(0.13)	$(0.25)	$(0.29)

The Corporation has incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. Tender offer costs of $1.1 million and $1.9 million, were incurred during the nine months ended September 30, 2011 and 2012, respectively. In addition, the Corporation incurred costs and other charges related to the transition of the information technology services being provided by the Corporation’s current vendor to another vendor (“IT Transition”) during the three months and nine months ended September 30, 2012 of $0.8 million and $0.9 million, respectively.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of September 30, 2012, there were no shares of preferred stock outstanding.

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

The Corporation’s Board of Directors may, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on our shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of our common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The Board of Directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of common stock. Specifically, the Corporation’s certificate of incorporation authorizes the Corporation’s Board of Directors to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of the Corporation or the removal of existing management.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended September 30, 2012, the Corporation repurchased 82,801 shares of common stock for an aggregate purchase price, including commissions, of $1.0 million at an average purchase price of $11.96 per share.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 22,418 shares of certain vested awards for an aggregate price of approximately $0.2 million during the nine months ended September 30, 2012. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2012, the Corporation had a total of 1,455,347 shares held as treasury stock.

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

As of September 30, 2012, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,912,920 shares. The 2,912,920 shares do not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,216,568.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Stock option compensation expense	$0.4	$0.5	$1.8	$1.5
Nonvested stock compensation expense	0.9	1.8	2.7	3.7

Total Stock Compensation Expense	$1.3	$2.3	$4.5	$5.2

Negative effect on diluted earnings per share	$(0.03)	$(0.05)	$(0.10)	$(0.10)

As of September 30, 2012, there was $11.6 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current year and the next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,	Stock Options	Nonvested Restricted Shares	Nonvested Restricted Stock Units	Performance Share Units	Total
2012	$2.0	$0.1	$3.5	$1.9	$7.5	*
2013	1.6	-	3.2	0.9	5.7
2014	0.8	-	1.7	0.7	3.2
2015	0.2	-	0.1	0.1	0.4
2016	-	-	-	-	-
Thereafter	-	-	-	-	-

Total	$4.6	$0.1	$8.5	$3.6	$16.8

*The 2012 amount shown includes stock based compensation expense for the nine months ended September 30, 2012 of $5.2 million.

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

The Corporation did not issue stock options during the nine months ended September 30, 2012.

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

Expected Term

The Corporation calculated an expected term using management’s estimate and expectation of option exercises. The majority of the Corporation’s stock options are on a graded-vesting schedule. The Corporation estimates the value of awards with graded-vesting by treating each vesting tranche as a separate award. Management has determined to value each tranche of the awards separately utilizing a “multiple fair value” method.

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	657,576	10.89
Exercised	(18,713)	12.34
Canceled	(118,595)	15.00

Outstanding shares at December 31, 2011	2,744,011	$15.07	4.2 years	$3.1

Exercised	(39,295)	10.77
Canceled	(185,467)	14.39

Outstanding shares at September 30, 2012	2,519,249	$15.19	3.4 years	$1.0

Exercisable shares at September 30, 2012	1,801,430	$15.79	2.8 years	$0.3

Expired shares during 2012	61,340	$15.71

The total intrinsic value of stock options exercised for the nine months ended September 30, 2011 and 2012 was $0.1 million and $0.2 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2012 was $0.4 million. The total fair value of options vested for the nine months ended September 30, 2011 and 2012 was $2.3 million and $2.0 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a remaining weighted average period of 1.7 years.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2010	489,855	$16.72

Granted-Restricted Stock Units	498,333	11.34
Granted-Performance Share Units	186,533	10.78
Forfeited	(207,204)	14.27
Vested	(151,028)	16.50

Outstanding shares at December 31, 2011	816,489	$12.69

Granted-Restricted Stock Units	388,398	12.80
Granted-Performance Share Units	213,861	13.53
Forfeited	(155,839)	13.25
Vested	(114,758)	11.52

Outstanding shares at September 30, 2012	1,148,151	$13.01

The total fair value of shares vested for the nine months ended September 30, 2011 and 2012 was $1.7 million and $1.3 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year to 2.1 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 790,821 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution which is also a defined contribution retirement plan under Section 401(a) for all eligible employees, as defined in the plan document. The plan is qualified under Section 401(k). Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the three months ended September 30, 2011 and 2012, the Corporation’s matching contributions to the plan were $1.5 million and for the nine months ended September 30, 2011 and 2012, the Corporation’s matching contributions to the plan were $4.5 million and $4.6 million, respectively.

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

As of December 31, 2011 and September 30, 2012, the Corporation had $3.9 million and $4.7 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Provision for income taxes	$3.3	$3.9	$9.1	$12.7

Total provision as a percentage of pre-tax income	40.9%	39.5%	37.0%	39.9%

The increase in our provision for income taxes as a percentage of taxable income for the nine months ended September 30, 2012 compared to the comparable 2011 period was primarily due to the release of a $1.2 million tax liability in 2011 upon completion of an Internal Revenue Service (“IRS”) audit for the 2007 and 2008 calendar years. The effective tax rates in 2011 and 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $122.3 million (as adjusted) and $110.3 million at December 31, 2011 and September 30, 2012, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards. As of September 30, 2012, the Corporation has utilized all tax benefits from federal net operating loss carryforwards and tax benefits from state net operating loss carryforwards are $8.2 million, net of federal impact. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $37.1 million at December 31, 2011 and $33.2 million at September 30, 2012, net of valuation allowances of $1.0 million.

As of December 31, 2011 and September 30, 2012, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2009 through 2011. The Corporation’s consolidated U.S. income tax returns for 2010 are scheduled to be under examination by the IRS.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Numerator:
Numerator for basic and diluted earnings per share-net income	$4.8	$6.0	$15.5	$19.2

Denominator:
Denominator for basic earnings per share-weighted average shares	29,366,998	29,491,234	29,324,094	29,470,473
Effect of dilutive securities:
Employee stock options	10,279	3,600	7,630	4,037
Employee restricted shares	7,981	8,530	6,604	9,487
Employee restricted stock units	145,837	184,435	85,002	160,165
Employee performance share units	-	158,880	-	185,007

Denominator for diluted earnings per share-adjusted weighted average shares	29,531,095	29,846,679	29,423,330	29,829,169

Basic earnings per share	$0.16	$0.20	$0.53	$0.65

Diluted earnings per share	$0.16	$0.20	$0.53	$0.64

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,740,257	2,788,800	2,562,749	3,103,047

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

The following table sets forth the assets and goodwill amounts by reportable segment (dollars in millions):

	(As adjusted)
	December 31, 2011	September 30, 2012
Assets:
Institutional pharmacies	$823.1	$788.1
Hospital pharmacy management	10.9	10.1

	$834.0	$798.2

Goodwill:
Institutional pharmacies	$214.9	$214.9
Hospital pharmacy management	-	-

	$214.9	$214.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—BUSINESS SEGMENT DATA (Continued)

The following table sets forth income statement information by reportable segment (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
Institutional pharmacies	$503.0	$426.2	$1,538.6	$1,351.3
Hospital pharmacy management	15.7	15.8	46.9	48.1

	$518.7	$442.0	$1,585.5	$1,399.4

Net income:
Segment operating income:
Institutional pharmacies	$28.1	$29.3	$79.0	$86.0
Hospital pharmacy management	1.5	1.2	4.6	3.3

Segment operating income	29.6	30.5	83.6	89.3
Rent	4.2	4.3	12.7	12.6
Depreciation and amortization	7.8	7.8	23.3	22.9
Impairment of intangible assets	5.1	-	5.1	-
Merger, acquisition, intregation cost and other charges	1.8	6.1	11.6	14.3
Interest expense, net	2.6	2.4	6.3	7.6

Income before income taxes	8.1	9.9	24.6	31.9
Provision for income taxes	3.3	3.9	9.1	12.7

Net income	$4.8	$6.0	$15.5	$19.2

Rent:
Institutional pharmacies	$4.2	$4.3	$12.7	$12.6
Hospital pharmacy management	-	-	-	-

	$4.2	$4.3	$12.7	$12.6

Depreciation and amortization:
Institutional pharmacies	$7.8	$7.8	$23.3	$22.9
Hospital pharmacy management	-	-	-	-

	$7.8	$7.8	$23.3	$22.9

Capital expenditures:
Institutional pharmacies	$3.2	$6.6	$9.4	$13.5
Hospital pharmacy management	-	-	-	-

	$3.2	$6.6	$9.4	$13.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenues, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;

•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;

•	the effects of adverse economic trends or intense competition in the markets in which we operate;

•	the Corporation’s risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;

•	the demand for the Corporation’s products and services;

•	the risk of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;

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

•

the effects of healthcare reform and government regulations, including, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries, including, the dispensing of antipsychotic prescriptions;

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months and nine months ended September 30, 2012, reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and “Corporation” refer to PharMerica Corporation and its subsidiaries.

The Corporation’s Business and Industry Trends

Unsolicited Takeover by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. On January 27, 2012, the Federal Trade Commission (“FTC”) issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleged that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. On February 21, 2012 the unsolicited tender offer expired and Omnicare did not extend the offer.

In connection with these matters, in the nine months ended September 30, 2011 and September 30, 2012, we expensed $1.1 and $1.9 million, respectively, of legal and advisory fees, which are included in merger, acquisition, integration costs and other charges in the condensed consolidated income statements. The Corporation does not expect to incur significant additional costs in the future in connection with Omnicare’s unsolicited tender offer.

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

We provide consultant pharmacist services that help our customers comply with the federal and state regulations applicable to nursing homes. Currently, we provide consultant services to approximately 70% of our patients serviced. The services offered by our consultant pharmacists include:

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

At September 30, 2012, we had contracts to provide pharmacy services to 322,633 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the nine months ended September 30, 2012, Kindred institutional pharmacy contracts represented approximately 11.3% of the Corporation’s total revenues.

Hospital Pharmacy Management Services. At September 30, 2012, the Corporation provided hospital pharmacy management services to Kindred and other customers at 89 locations. For the nine months ended September 30, 2012, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.2% of the Corporation’s total revenues.

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

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew. The Amended Prime Vendor Agreement requires the Corporation to purchase substantially all brand and non-injectable generic drugs from ABDC. The Amended Prime Vendor Agreement does provide flexibility for the Corporation to contract directly with the manufacturer with these purchases being considered in the contractual requirements as long as ABDC is the distributor. If the Corporation fails to adhere to this contractual provision ABDC has the ability to increase the Corporation’s drug pricing under the terms of the Amended Prime Vendor Agreement.

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

The following table summarizes the generic drug dispensing rate:

	2011*	2012*
March 31	79.4%	80.9%
June 30	79.4	83.2
September 30	79.6	84.4
December 31	80.0	N/A

*Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation.

The following table summarizes the material brand-to-generic conversions expected to occur in 2012 through 2016:

2012	2013	2014	2015	2016
Seroquel (1Q)	Humalog (2Q)	Nexium (2Q)	Namenda (1Q)	Crestor (3Q)
Lexapro (1Q)	Lidoderm Patch (3Q)	Celebrex (2Q)	Abilify (2Q)
Plavix (2Q)	Niaspan (3Q)	Copaxone (2Q)	Aggrenox (3Q)
Provigil (2Q)	Cymbalta (4Q)	Renvela (3Q)	Invanz (4Q)
Singulair (3Q)
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

A summary of revenue by payer type for the three months and nine months ended September 30, 2011 and 2012 is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$250.4	48.3%	$209.5	47.4%	$759.0	47.9%	$670.1	47.9%
Institutional healthcare providers	154.2	29.7	138.1	31.3	474.7	29.9	426.6	30.5
Medicaid	54.1	10.4	38.4	8.7	167.2	10.5	128.4	9.2
Private and other	23.6	4.6	19.9	4.4	69.7	4.4	65.0	4.6
Insured	19.6	3.8	19.3	4.4	64.6	4.1	58.4	4.2
Medicare	1.1	0.2	1.0	0.2	3.4	0.2	2.8	0.2
Hospital management fees	15.7	3.0	15.8	3.6	46.9	3.0	48.1	3.4

Total	$518.7	100.0%	$442.0	100.0%	$1,585.5	100.0%	$1,399.4	100.0%

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

2010 Health Care Legislation

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act the “Reconciliation Act” and, combined we refer to both Acts as the “2010 Health Care Legislation.” Three key provisions of the 2010 Health Care Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the “Donut Hole,” and (iii) short cycle dispensing. The constitutionality of the 2010 Health Care Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States (the “Supreme Court”). Specifically, the Supreme Court upheld the individual mandate and the expansion of Medicaid; however, the Supreme Court limited the expansion by making state participation in the expansion voluntary. Pending the promulgation of regulations thereunder, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Legislation.

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

The Corporation is unable to fully evaluate the impact of the short cycle dispensing requirements on the Corporation’s operations.

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

Medicare

The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, and certain items and services provided by medical suppliers such as intravenous therapy; (iii) Medicare Part C or Medicare Advantage, a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, oxygen equipment, hospital beds, walkers, negative pressure wound therapy pumps and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation submitted bids in all geographic areas for the enteral nutrient category prior to the March 3, 2012 deadline set by CMS. Once the bidding and selection process is completed, proposed implementation of the contracts and pricing is July 2013. Medicare Part B is not material to the Corporation, representing 0.2% of revenues.

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

In addition, beginning January 2010, MIPPA required that all PDPs provide prompt payment to pharmacies. PDP and MAPDs must pay clean claims to retail pharmacies within 14 days if submitted electronically or within 30 days otherwise.

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

Our allowance for doubtful accounts, included in our condensed consolidated balance sheets at December 31, 2011 and September 30, 2012, were $48.6 million and $56.1 million, respectively

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

	Amount	% of Revenues		Amount	% of Revenues
2011			2012
First Quarter	$5.4	1.0%	First Quarter	$6.2	1.2%
Second Quarter	5.8	1.1	Second Quarter	6.2	1.4
Third Quarter	6.4	1.2	Third Quarter	7.3	1.7
Fourth Quarter	7.2	1.5	Fourth Quarter	N/A	N/A

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2011	2012
First Quarter	39.0	42.8
Second Quarter	41.6	45.3
Third Quarter	42.5	44.0
Fourth Quarter	42.8	N/A

The following table shows our summarized aging categories by quarter:

	2011				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
0 to 60 days	63.4%	63.9%	63.1%	61.2%	61.5%	58.0%	58.6%	N/A	%
61 to 120 days	19.3	18.0	18.9	19.5	17.3	17.7	15.7	N/A
Over 120 Days	17.3	18.1	18.0	19.3	21.2	24.3	25.7	N/A

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2011			2012
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$38.1	$273.9	13.9%	$52.1	$296.4	17.6%
Second Quarter	39.6	282.4	14.0	52.8	272.1	19.4
Third Quarter	42.9	282.8	15.2	56.1	266.0	21.1
Fourth Quarter	48.6	280.8	17.3	N/A	N/A	N/A

Revenue recognition/Allowance for contractual discounts

The following table shows our sources of revenues for the quarters presented:

	Three Months Ended March 31,		Three Months Ended June 30,
	2011	2012	2011	2012
Medicare Part D	47.7%	48.2%	47.5%	48.1%
Institutional healthcare providers	30.7	30.0	29.8	30.2
Medicaid	10.4	9.6	10.7	9.2
Private payer and other	4.0	4.7	4.6	4.7
Insured	4.1	4.1	4.2	4.1
Medicare	0.2	0.2	0.2	0.2
Hospital management fees	2.9	3.2	3.0	3.5

Total	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Three Months Ended December 31,
	2011	2012	2011	2012
Medicare Part D	48.3%	47.4%	48.3%	N/A	%
Institutional healthcare providers	29.7	31.3	28.5	N/A
Medicaid	10.4	8.7	10.2	N/A
Private payer and other	4.6	4.4	4.6	N/A
Insured	3.8	4.4	5.1	N/A
Medicare	0.2	0.2	0.2	N/A
Hospital management fees	3.0	3.6	3.1	N/A

Total	100.0%	100.0%	100.0%	-%

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

As of December 31, 2011 and September 30, 2012, our inventories on our accompanying condensed consolidated balance sheets were $130.6 million and $98.0 million, respectively.

Our inventory turns were as follows for the periods presented:

	2011	2012
First Quarter	15.0	11.0
Second Quarter	12.0	10.6
Third Quarter	11.0	10.3
Fourth Quarter	10.3	N/A

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012 was $214.9 million.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012 were $100.2 million and $94.0 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2011 and September 30, 2012 was $34.2 million and $43.2 million, respectively.

The Corporation performs an annual, and more frequent if necessary, qualitative assessment of its Institutional Pharmacy reporting unit to determine if it is necessary to proceed to the first step of the two-step goodwill impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

The purchase prices of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Fair value estimates are determined by management based upon and derived from appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. The ultimate decision regarding purchase price allocation is that of management.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012, were $37.1 million and $33.2 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2011 and September 30, 2012 were $1.0 million.

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

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our institutional pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. In addition, cost of product includes a credit for rebates earned directly or indirectly from pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. The Corporation receives rebates on brand and generic drugs dispensed and other administrative rebates.

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

Merger, acquisition, integration costs and other charges represent the costs associated with integrating our operations, as well as costs related to acquisitions. Also included in this category are costs related to the unsolicited tender offer by Omnicare and costs related to the transition of the information technology services being provided by the Corporation’s current vendor to another vendor (“IT Transition”).

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

Our debt is primarily comprised of loans under our senior secured credit facility including the revolver. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

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

Institutional pharmacy gross margin: Represents the gross profit per prescription dispensed divided by the revenue per prescription dispensed.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011	Increase (Decrease)			2012	2011	Increase (Decrease)			2012
	Amount				Amount	Amount				Amount
Net revenues
Institutional Pharmacy	$503.0	$(76.8)	(15.3	) %	$426.2	$1,538.6	$(187.3)	(12.2	) %	$1,351.3
Hospital Management	15.7	0.1	0.6		15.8	46.9	1.2	2.6		48.1

Total net revenues	518.7	(76.7)	(14.8)		442.0	1,585.5	(186.1)	(11.7)		1,399.4

Cost of goods sold
Institutional Pharmacy	429.2	(76.8)	(17.9)		352.4	1,325.7	(193.4)	(14.6)		1,132.3
Hospital Management	13.8	0.2	1.4		14.0	41.0	1.8	4.4		42.8

Total cost of goods sold	443.0	(76.6)	(17.3)		366.4	1,366.7	(191.6)	(14.0)		1,175.1

Gross profit
Institutional Pharmacy	73.8	-	-		73.8	212.9	6.1	2.9		219.0
Hospital Management	1.9	(0.1)	(5.3)		1.8	5.9	(0.6)	(10.2)		5.3

Total gross profit	$75.7	$(0.1)	(0.1	) %	$75.6	$218.8	$5.5	2.5%		$224.3

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,357	(646)	(6.2	) %	9,711	31,733	(2,058)	(6.5	) %	29,675
Revenue per prescription dispensed	$48.57	$(4.68)	(9.6	) %	$43.89	$48.49	$(2.95)	(6.1	) %	$45.54
Gross profit per prescription dispensed	$7.13	$0.47	6.6%		$7.60	$6.71	$0.67	10.0%		$7.38
Institutional pharmacy gross margin	14.7%	2.6%	18.0%		17.3%	13.8%	2.4%	17.1%		16.2%
Generic dispensing rate*	79.6%	4.8%	6.0%		84.4%	79.5%	3.3%	4.2%		82.8%

Customer licensed beds under contract
Beginning of period	353,024	(26,876)	(7.6	) %	326,148	362,901	(23,403)	(6.4	) %	339,498
Additions-PharMerica Corporation	3,229	1,529	47.4		4,758	13,870	(112)	(0.8)		13,758
Additions-Chem Rx	905	(9)	(1.0)		896	2,295	(255)	(11.1)		2,040
Losses-PharMerica Corporation	(13,561)	5,176	(38.2)		(8,385)	(30,287)	1,606	(5.3)		(28,681)
Losses-Chem Rx	(1,498)	714	(47.7)		(784)	(6,680)	2,698	(40.4)		(3,982)

End of period	342,099	(19,466)	(5.7	) %	322,633	342,099	(19,466)	(5.7	) %	322,633

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90	(1.0)	(1.1	) %	89	90	(1.0)	(1.1)%		89

*	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation.

Revenues

Institutional pharmacy revenues decreased $76.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due primarily to the continued wave of drugs converting from brand to generic and a net decline in customer licensed beds under contract of 19,466. The 9.6% decrease in revenue per prescription dispensed was a result of the significance of the brand to generic conversions resulting in lower revenue on a per prescription basis. The decrease of $76.8 million is comprised of an increase of an unfavorable volume variance of approximately $31.4 million or 646,000 less prescriptions dispensed and an unfavorable rate variance of approximately $45.4 million or $4.68 decrease per prescription dispensed. The rate variance was comprised of an increase of approximately $16.8 million due to inflation on brand name drugs dispensed between periods offset by reduced reimbursement rates on generics and certain pricing concessions and a decrease of approximately $62.2 million due to the increase in the generic dispensing rate from 79.6% to 84.4%.

The increase in hospital management revenues of $0.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to an overall increase in pass through costs partially offset by one less hospital serviced during the period.

Institutional pharmacy revenues decreased $187.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to the net decline in customer licensed beds under contract of 19,466 as well as other factors including the continued wave of drugs converting from brand to generic which results in lower revenues. The decrease of $187.3 million is comprised of an unfavorable volume variance of approximately $99.8 million or 2,058,000 less prescriptions dispensed and an unfavorable rate variance of approximately $87.5 million or a $2.95 decrease per prescription dispensed. The 6.1% decrease in revenue per prescription dispensed was a result of the significance of the brand to generic conversions resulting in lower revenue on a per prescription basis. The rate variance was comprised of an increase of approximately $47.6 million due to inflation on brand name drugs dispensed between periods offset by reduced reimbursement rates on generics and certain pricing concessions and a decrease of approximately $135.1 million due to the increase in the generic dispensing rate from 79.5% to 82.8%.

The increase in hospital management revenues of $1.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to an overall increase in pass through costs partially offset by one less hospital serviced during the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $76.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and certain brand-name drugs that recently went generic. The decrease of $76.8 million is comprised of a volume variance of $26.8 million and a rate variance of $50.0 million. Drug costs as a percentage of revenue decreased 479 bps as a result of rebates and the brand to generic conversions. Other costs included in cost of goods sold decreased in overall dollars but increased as a percentage of revenues 219 bps, of which the increase primarily related to salaries and wages expense increasing as a percentage of revenue by 129 bps and delivery fees as a percentage of revenues increasing by 29 bps, along with other smaller increases in various items.

The increase in hospital management cost of goods sold of $0.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due primarily to the overall increase in pass through costs partially offset by one less hospital serviced during the period.

Institutional pharmacy cost of goods sold decreased $193.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and certain brand-name drugs that recently went generic. The decrease of $193.4 million is comprised of a volume variance of $86.0 million and a rate variance of $107.4 million. The drug costs as a percentage of revenue decreased 358 bps as a result of rebates and the brand to generic conversions. Other costs included in cost of goods sold decreased in overall dollars but increased as a percentage of revenues 118 bps, of which the increase primarily related to salaries and wages expense and delivery fees as a percentage of revenues increasing 84 bps and 11 bps, respectively, along with other smaller increases in various items.

The increase in hospital management cost of goods sold of $1.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to the overall increase in pass through costs partially offset by one less hospital service during the period.

Gross Profit and Operating Expenses (Dollars in millions)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		Increase (Decrease)		2012		2011		Increase (Decrease)		2012
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$75.7	14.6%	$(0.1)	(0.1)%	$75.6	17.1%	$218.8	13.8%	$5.5	2.5%	$224.3	16.0%
Selling, general and administrative expenses	55.1	10.6	(1.1)	(2.0)	54.0	12.2	162.8	10.3	(1.3)	(0.8)	161.5	11.5
Amortization expense	3.0	0.6	0.2	6.7	3.2	0.7	8.4	0.5	0.6	7.1	9.0	0.6
Impairment of intangible assets	5.1	1.0	(5.1)	(100.0)	-	-	5.1	0.3	(5.1)	(100.0)	-	-
Merger, acquisition, integration costs, and other charges	1.8	0.3	4.3	238.9	6.1	1.4	11.6	0.7	2.7	23.3	14.3	1.0
Interest expense, net	2.6	0.5	(0.2)	(7.7)	2.4	0.5	6.3	0.4	1.3	20.6	7.6	0.6

Income before income taxes	8.1	1.6	1.8	22.2	9.9	2.3	24.6	1.6	7.3	29.7	31.9	2.3
Provision for income taxes	3.3	0.6	0.6	18.2	3.9	0.9	9.1	0.6	3.6	39.6	12.7	0.9

Net income	$4.8	1.0%	$1.2	25.0%	$6.0	1.4%	$15.5	1.0%	$3.7	23.9%	$ 19.2	1.4%

Institutional pharmacy gross profit for the three months ended September 30, 2012 was $73.8 million or $7.60 per prescription dispensed compared to $73.8 million or $7.13 per prescription dispensed for the three months ended September 30, 2011. Institutional pharmacy gross profit margin for the three months ended September 30, 2012 was 17.3% compared to 14.7% for the three months ended September 30, 2011. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic resulting in decreases in overall drug costs and higher rebates as a percent of revenues.

Institutional pharmacy gross profit for the nine months ended September 30, 2012 was $219.0 million or $7.38 per prescription dispensed compared to $212.9 million or $6.71 per prescription dispensed for the nine months ended September 30, 2011. Institutional pharmacy gross profit margin for the nine months ended September 30, 2012 was 16.2% compared to 13.8% for the nine months ended September 30, 2011. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic, decreases in overall drug costs and higher rebates as a percent of revenues.

Selling, General and Administrative Expenses (Dollars in millions)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		Increase (Decrease)		2012		2011		Increase (Decrease)		2012
	Amount	% of Revenue			Amount	% of Revenue	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$28.6	5.5%	$(2.0)	(7.0)%	$26.6	6.0%	$85.0	5.4%	$(3.5)	(4.1)%	$81.5	5.8%
Contracted services	3.8	0.7	0.1	2.6	3.9	0.9	11.3	0.7	0.2	1.8	11.5	0.8
Provision for doubtful accounts	6.4	1.2	0.9	14.1	7.3	1.7	17.6	1.1	2.1	11.9	19.7	1.4
Supplies	1.4	0.3	0.2	14.3	1.6	0.4	5.1	0.3	(0.2)	(3.9)	4.9	0.4
Travel expenses	1.3	0.3	(0.1)	(7.7)	1.2	0.3	3.8	0.2	-	-	3.8	0.3
Professional fees	3.8	0.7	(1.1)	(28.9)	2.7	0.6	9.1	0.6	0.4	4.4	9.5	0.7
Adjudication expense	1.1	0.2	(0.3)	(27.3)	0.8	0.2	3.0	0.2	(0.7)	(23.3)	2.3	0.2
Stock-based compensation	1.3	0.3	1.0	76.9	2.3	0.5	4.5	0.3	0.7	15.6	5.2	0.4
Depreciation	2.4	0.5	(0.5)	(20.8)	1.9	0.4	7.3	0.5	(0.6)	(8.2)	6.7	0.5
Rent	1.2	0.2	-	-	1.2	0.3	3.7	0.2	(0.2)	(5.4)	3.5	0.2
Maintenance	0.7	0.1	0.1	14.3	0.8	0.2	2.3	0.1	-	-	2.3	0.1
Other costs	3.1	0.6	0.6	19.4	3.7	0.7	10.1	0.7	0.5	5.0	10.6	0.7

Total selling, general and administrative expenses	$55.1	10.6%	$(1.1)	(2.0)%	$54.0	12.2%	$162.8	10.3%	$(1.3)	(0.8)%	$161.5	11.5%

Selling, general and administrative expenses decreased $1.1 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease of $1.1 million is due primarily to a $2.0 million decrease in labor costs along with a decrease of $1.1 million in professional fees, partially offset by $1.0 million increase in stock-based compensation and $0.9 million increase in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $0.1 million.

Selling, general and administrative expenses decreased $1.3 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease of $1.3 million is due primarily to a decrease of $3.5 million in labor costs, partially offset by an increase in bad debt expense of $2.1 million. All other costs included in selling, general and administrative expenses increased approximately $0.1 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.4	0.1%	$1.4	0.1%	$1.1	0.1%
Equipment and software	4.3	0.8	4.2	0.9	13.0	0.8	12.5	0.9
Leased equipment	0.1	NM	-	-	0.5	NM	0.3	NM

Total depreciation expense	$4.8	0.9%	$4.6	1.0%	$14.9	0.9%	$13.9	1.0%

Depreciation expense recorded in cost of goods sold	$2.5	0.5	$2.7	0.6	$7.9	0.5	$7.2	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.4	1.9	0.4	7.0	0.4	6.7	0.5

Total depreciation expense	$4.8	0.9%	$4.6	1.0%	$14.9	0.9%	$13.9	1.0%

Total capital expenditures	$3.2	0.6%	$6.6	1.5%	$9.4	0.6%	$13.5	1.0%

Depreciation expense decreased $0.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 as a result of certain equipment becoming fully depreciated or written off in 2011 and having no expense recognized in the current year. In addition, the capital lease expired in the first half of 2012 therefore there is no depreciation recognized on capital leases for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Depreciation expense decreased $1.0 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 as a result of certain equipment and leasehold improvements becoming fully depreciated or written off in 2011 and having no expense recognized in the current year, along with the decrease in depreciation on leased equipment of $0.2 million as a result of the capital lease expiration in the first half of 2012.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%	$1.2	0.1%	$1.3	0.1%
Non-compete agreements	0.5	0.1	0.7	0.2	1.4	0.1	1.5	0.1
Customer relationships	2.1	0.4	2.1	0.5	5.8	0.3	6.2	0.4

Total amortization expense	$3.0	0.6%	$3.2	0.7%	$8.4	0.5%	$9.0	0.6%

Amortization expense increased $0.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 as a result of increased amortization expense recognized on short-term non-compete agreements.

Amortization expense increased $0.6 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 as a result of amortization expense recognized primarily on customer relationships acquired through the 2011 Acquisitions.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Merger, integration costs and other charges:
Pre-Pharmacy Transaction litigation matters	$(2.0)	$-	$(2.0)	$-
Tender offer costs	1.1	-	1.1	1.9
Professional and advisory fees	0.2	1.2	0.6	2.2
General and administrative	-	-	0.1	-
Employee costs	-	0.2	0.2	0.2
Severance costs	-	-	0.2	-
Facility costs	0.3	-	0.2	0.4
Other	0.1	0.8	-	0.9

	(0.3)	2.2	0.4	5.6

Acquisition costs:
Professional and advisory fees	0.9	2.8	4.1	5.4
General and administrative	0.1	-	0.7	0.1
Employee costs	0.5	0.6	2.5	2.1
Severance costs	0.2	0.2	1.6	0.5
Facility costs	0.3	0.1	1.5	0.5
Other costs	0.1	0.2	0.8	0.1

	2.1	3.9	11.2	8.7

Total merger, acquisition, integration costs and other charges	$1.8	$6.1	$11.6	$14.3

Negative effect on diluted earnings per share	$(0.04)	$(0.13)	$(0.25)	$(0.29)

The Corporation incurred integration costs and other charges during the nine months ended September 30, 2012 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees along with other costs related to costs to convert data and integrate systems. During the nine months ended September 30, 2012, $1.9 million of tender offer costs were incurred. The Corporation does not anticipate that significant additional tender offer costs will continue to be incurred as the tender offer expired on February 21, 2012.

Integration costs increased $2.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and increased $5.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to the reversal of an estimated liability in 2011. The liability of $5.0 million relates to certain claims arising from time periods prior to July 31, 2007 and was recorded in the second quarter of 2010. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed the $2.0 million of the estimated liability. In addition, the Corporation incurred costs and other charges related to the IT Transition during the three months and nine months ended September 30, 2012 of $0.8 million and $0.9 million, respectively. The Corporation does anticipate that significant additional costs related to the IT Transition will continue to be incurred.

Acquisition costs increased $1.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Acquisition costs decreased $2.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest Expense (Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Interest Expense:
Term Debt	$1.8	$1.9	$4.0	$5.7
Revolving Credit Facility	0.6	0.2	1.6	1.2

Subtotal (including commitment fees and letters of credit fees)	2.4	2.1	5.6	6.9
Other:
Amortization of deferred financing fees	0.2	0.3	0.7	0.7

Total Interest Expense	$2.6	$2.4	$6.3	$7.6

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.49%	0.24%	0.60%	0.37%
LIBOR - 1 month, at beginning of period	0.19%	0.25%	0.26%	0.25%
LIBOR - 1 month, at end of period	0.24%	0.21%	0.24%	0.21%
LIBOR - 3 months, at beginning of period	0.25%	0.46%	0.30%	0.58%
LIBOR - 3 months, at end of period	0.37%	0.39%	0.37%	0.39%

Interest expense decreased $0.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to no outstanding amounts on the revolving credit facility during the three months ended September 30, 2012. The only fees charged on the revolving credit facility related to outstanding letters of credit and availability on the revolver.

Interest expense increased $1.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to higher interest rates. The Corporation’s interest rate on its borrowings increased from London Interbank Offered Rate (“LIBOR”) LIBOR plus 1.0% to LIBOR plus 2.75% on May 2, 2011 due to the Corporation’s refinancing activities in the second quarter 2011, which paid off the 2007 credit agreement and replaced it with the Credit Agreement dated May 2, 2011. Long-term debt, including the current portion, was $261.0 million and $243.8 million as of September 30, 2011 and September 30, 2012, respectively.

Tax Provision (Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Provision for income taxes	$3.3	$3.9	$9.1	$12.7

Total provision as a percentage of income	40.9%	39.5%	37.0%	39.9%

The provision as a percentage of income decreased 1.4% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 which was primarily the result of the impact of certain discrete items. The provision as a percentage of income increased 2.9% for the nine months ended September 30, 2012 as compared to September 30, 2011 primarily due to the release of a $1.2 million tax liability in 2011 upon completion of an Internal Revenue Service audit for the 2007 and 2008 calendar years.

Liquidity and Capital Resources

The primary sources of liquidity for the Corporation are cash flows from operations and the availability under the Credit Agreement. Historically, the Corporation has used substantially all of its’ available cash to make acquisitions. In addition, due to the availability of net operating loss carryforwards, the Corporation has historically not been a tax paying entity. However, the federal net operating loss carryforwards have now been fully utilized and therefore the Corporation will also be using cash for tax paying purposes. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of funds under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Cash Flows – The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net cash provided by operating activities	$12.0	$51.4	$12.3	$103.2
Net cash used in investing activities	(3.1)	(7.0)	(17.8)	(14.0)
Net cash (used in) provided by financing activities	(13.2)	(6.9)	5.0	(57.1)

Net change in cash and cash equivalents	(4.3)	37.5	(0.5)	32.1
Cash and cash equivalents at beginning of period	14.6	12.0	10.8	17.4

Cash and cash equivalents at end of period	$10.3	$49.5	$10.3	$49.5

Operating Activities – Cash provided by operating activities aggregated $51.4 million and $103.2 million for the three months and nine months ended September 30, 2012, respectively, compared to $12.0 million and $12.3 million for the three months and nine months ended September 30, 2011, respectively. The increase in cash provided by operating activities compared to prior periods is primarily a result of lower inventory levels and increased cash receipts on accounts receivable partially offset by decreases in accounts payable and labor related liabilities. There was one additional Friday in the nine months ended September 30, 2011 compared to the September 30, 2012 which resulted in an additional payment to AmerisourceBergen of $29.6 million. Cash provided by operating activities for the 2011 periods also decreased due to an adjustment of ChemRx’s payment terms, relating to the Amended Prime Vendor Agreement. In addition, there was an increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices and an increase in rebate receivables from AmerisourceBergen under the Amended Prime Vendor Agreement in 2011. As shown in the table below, cash from operating activities adjusted for these items would have aggregated $41.6 million and $91.6 million for the three and nine months ended September 30, 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net cash provided by operating activities	$12.0	$51.4	$12.3	$103.2
Additional payment to AmerisourceBergen due to additional Friday	29.6	—	29.6	—
Increase in inventory due to branded pharmaceutical purchasing practices and rebate receivables due from AmerisourceBergen	—	—	37.0	—
Adjustment of ChemRx’s payment terms with AmerisourceBergen to existing contract	—	—	12.7	—

Adjusted cash provided by operating activities	$41.6	$51.4	$91.6	$103.2

Investing Activities – Cash used in investing activities aggregated $7.0 million and $14.0 million for the three months and nine months ended September 30, 2012, respectively compared to $3.1 million and $17.8 million for the three months and nine months ended September 30, 2011, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2012 compared to September 30, 2011 is due to cash used in the prior year for acquisition activity surrounding the 2011 Acquisitions, partially offset by higher capital expenditures in the 2012 period.

Financing Activities – Cash used in financing activities aggregated $6.9 million and $57.1 million for the three months and nine months ended September 30, 2012, respectively, compared to cash used in and provided by financing activities of $13.2 million and $5.0 million for the three months and nine months ended September 30, 2011, respectively. The change is primarily due to additional payments made to reduce the revolver borrowings related to the 2011 Acquisitions as well as principal payments on the term debt. In the nine months ended September 30, 2011 there was also $9.8 million paid for financing costs related to the Credit Agreement signed on May 2, 2011. There are no amounts outstanding on the revolver as of September 30, 2012.

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

The Credit Agreement requires term loan principal payments by the Corporation in an amount of $3.1 million on the last business day of each quarter beginning September 2012 through June 2015 and $53.1 million on the last business day of each quarter beginning September 2015 through June 2016. The Corporation prepaid the September and December principal payments due under the Credit Agreement in the third quarter of 2012. The final principal repayment installment of term loans shall be repaid on the term maturity date, June 30, 2016. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence by the Corporation of certain indebtedness.

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

The Corporation had a total of $243.8 million outstanding of term debt under the Credit Agreement and no outstanding balance under the revolving portion of the Credit Agreement as of September 30, 2012. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of September 30, 2012 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $198.0 million as of September 30, 2012. The revolving credit facility contains a $100.0 million accordian feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $543.8 million, subject to securing additional commitments from existing or new lenders.

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

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	> = 3.00 to 1.00	< = 4.00 to 1.00	< = 3.00%
September 30, 2012	10.96	1.67	*	*

**	Not applicable as the capital expenditures covenant is an annual requirement under the terms of the Credit Agreement

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2012, the Corporation had $8.5 million of unamortized deferred financing fees.

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

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew. The Amended Prime Vendor Agreement requires the Corporation to purchase substantially all brand and non-injectable generic drugs from

ABDC. The Amended Prime Vendor Agreement does provide the flexibility for the Corporation to contract directly with the manufacturer with these purchases being considered in the contractual requirements as long as ABDC is the distributor. If the Corporation fails to adhere to this contractual provision ABDC has the ability to increase the Corporation’s drug pricing under the terms of the Amended Prime Vendor Agreement.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.

The Corporation purchased 82,801 shares under the program during the nine months September 30, 2012 for an aggregate purchase price, including commissions, of $1.0 million at an average purchase price of $11.96 per share. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 22,418 shares of certain vested awards for an aggregate price of approximately $0.2 million during the nine months ended September 30, 2012. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2012, the Corporation had a total of 1,455,347 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2011 and for the first, second, and third quarters of 2012 (in millions, except where indicated):

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net revenues:
Institutional pharmacy revenues	$519.6	$516.0	$503.0	$480.0	$482.8	$442.3	$426.2
Hospital management revenues	15.5	15.7	15.7	15.6	16.1	16.2	15.8

Total revenues	535.1	531.7	518.7	495.6	498.9	458.5	442.0

Cost of goods sold:
Institutional pharmacy	455.5	441.0	429.2	405.5	411.9	368.0	352.4
Hospital management	13.5	13.7	13.8	13.8	14.4	14.4	14.0

Total cost of goods sold	469.0	454.7	443.0	419.3	426.3	382.4	366.4

Gross profit:
Institutional pharmacy	64.1	75.0	73.8	74.5	70.9	74.3	73.8
Hospital management	2.0	2.0	1.9	1.8	1.7	1.8	1.8

Total gross profit	66.1	77.0	75.7	76.3	72.6	76.1	75.6
Selling, general and administrative	52.0	55.7	55.1	53.9	52.4	55.1	54.0
Amortization expense	2.7	2.7	3.0	2.6	2.8	3.0	3.2
Impairment of intangible assets	-	-	5.1	-	-	-	-
Merger, acquisition, integration costs, and other charges	4.7	5.1	1.8	3.7	5.4	2.8	6.1

Operating income	6.7	13.5	10.7	16.1	12.0	15.2	12.3
Interest expense, net	1.1	2.6	2.6	2.5	2.7	2.5	2.4

Income before income taxes	5.6	10.9	8.1	13.6	9.3	12.7	9.9
Provision for income taxes	2.3	3.5	3.3	5.7	3.7	5.1	3.9

Net income	$3.3	$7.4	$4.8	$7.9	$5.6	$7.6	$6.0

Earnings per share (1):
Basic	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26	$0.20
Diluted	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26	$0.20
Adjusted diluted earnings per diluted share (1)(2):	$0.20	$0.33	$0.31	$0.35	$0.30	$0.32	$0.33

Shares used in computing earnings per share:
Basic	29.3	29.3	29.4	29.4	29.4	29.5	29.5
Diluted	29.4	29.4	29.5	29.6	29.7	29.7	29.8

Balance sheet data:
Cash and cash equivalents	$12.3	$14.6	$10.3	$17.4	$6.7	$12.0	$49.5
Working capital (3)	$295.5	$334.6	$336.7	$348.4	$330.0	$316.6	$323.2
Goodwill (3)	$193.9	$186.8	$183.4	$214.9	$214.9	$214.9	$214.9
Intangible assets, net	$100.3	$100.8	$93.1	$100.2	$97.8	$95.7	$94.0
Total assets (3)	$784.7	$823.4	$787.6	$834.0	$800.7	$782.3	$798.2
Long-term debt	$244.3	$274.0	$257.9	$300.0	$272.1	$250.0	$243.8
Total stockholders’ equity	$389.2	$398.3	$404.5	$413.8	$420.8	$429.7	$437.3

Supplemental information:
Adjusted EBITDA(2)	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5	$26.2
Adjusted EBITDA Margin (2)	3.6%	4.9%	4.9%	5.6%	5.0%	5.6%	5.9%
Adjusted EBITDA per prescription dispensed (2)	$1.78	$2.48	$2.45	$2.78	$2.48	$2.58	$2.70
Net cash provided by (used in) operating activities	$5.4	$(5.1)	$12.0	$14.5	$19.9	$31.9	$51.4
Net cash used in investing activities	$(2.4)	$(12.3)	$(3.1)	$(46.2)	$(2.4)	$(4.6)	$(7.0)
Net cash (used in) provided by financing activities	$(1.5)	$19.7	$(13.2)	$38.8	$(28.2)	$(22.0)	$(6.9)

Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Volume information
Prescriptions dispensed (in thousands)	10,769	10,607	10,357	9,944	10,085	9,879	9,711
Revenue per prescription dispensed	$48.25	$48.65	$48.57	$48.27	$47.87	$44.77	$43.89
Gross profit per prescription dispensed	$5.95	$7.07	$7.13	$7.49	$7.03	$7.52	$7.60
Institutional pharmacy gross margin	12.3%	14.5%	14.7%	15.5%	14.7%	16.8%	17.3%
Generic drug dispensing rate (4)	79.4%	79.4%	79.6%	80.0%	80.9%	83.2%	84.4%

Customer licensed beds under contract
Beginning of period	362,901	357,669	353,024	342,099	339,498	333,174	326,148
Additions - PharMerica Corporation	4,481	6,160	3,229	13,348	4,546	4,454	4,758
Additions - Chem Rx	998	392	905	947	462	682	896
Losses - PharMerica Corporation	(7,173)	(9,553)	(13,561)	(14,617)	(9,517)	(10,779)	(8,385)
Losses - Chem Rx	(3,538)	(1,644)	(1,498)	(2,279)	(1,815)	(1,383)	(784)

End of period	357,669	353,024	342,099	339,498	333,174	326,148	322,633

Hospital management contracts serviced	90	90	90	91	90	91	89

(1)	The Corporation has never declared a cash dividend. Earnings per share in actual cents.
(2)	See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and reconciliation.
(3)	As adjusted, see Note 2-Acquisitions in the Condensed Consolidated Financial Statements.
(4)	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, impairment of intangible assets, and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, impairment of intangible assets, and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, impairment of intangible assets, and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying condensed consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income	$3.3	$7.4	$4.8	$7.9	$5.6	$7.6	$6.0
Add:
Interest expense, net	1.1	2.6	2.6	2.5	2.7	2.5	2.4
Merger, acquisition, integration costs and other charges	4.7	5.1	1.8	3.7	5.4	2.8	6.1
Provision for income taxes	2.3	3.5	3.3	5.7	3.7	5.1	3.9
Impairment of intangible assets	-	-	5.1	-	-	-	-
Depreciation and amortization expense	7.8	7.7	7.8	7.8	7.6	7.5	7.8

Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5	$26.2

Adjusted EBITDA Margin	3.6%	4.9%	4.9%	5.6%	5.0%	5.6%	5.9%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5	$26.2
Interest expense, net	(1.1)	(2.6)	(2.6)	(2.5)	(2.7)	(2.5)	(2.4)
Provision for income taxes	(2.3)	(3.5)	(3.3)	(5.7)	(3.7)	(5.1)	(3.9)
Merger, acquisition, integration costs and other charges	(4.4)	(4.7)	(1.3)	(3.4)	(3.8)	(2.5)	(5.8)
Provision for bad debt	5.4	5.8	6.4	7.2	6.2	6.2	7.3
Stock-based compensation	1.4	1.8	1.3	1.4	1.6	1.3	2.3
Amortization of deferred financing fees	0.2	0.3	0.2	0.1	0.2	0.2	0.3
Deferred income taxes	2.3	4.6	2.9	4.1	2.6	3.4	(2.1)
Loss (gain) on disposition of equipment	0.1	0.1	0.1	(0.2)	(0.1)	-	-
Other	-	-	(0.2)	0.4	(0.2)	0.2	0.1
Changes in assets and liabilities	(15.4)	(33.2)	(16.9)	(14.5)	(5.2)	5.2	29.4

Net Cash Flows from Operating Activities	$5.4	$(5.1)	$12.0	$14.5	$19.9	$31.9	$51.4

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Diluted earnings per share	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26	$0.20
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	-	-	0.11	-	-	-	-
Merger, acquisition, integration costs and other charges	0.09	0.12	0.04	0.07	0.11	0.06	0.13
Tax accounting matters	-	(0.04)	-	0.01	-	-

Adjusted diluted earnings per share	$0.20	$0.33	$0.31	$0.35	$0.30	$0.32	$0.33

Following Represent the Third Quarter 2012 Results compared to the Second Quarter 2012

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Quarter Ended
	June 30, 2012		Increase (Decrease)		September 30, 2012
	Amount	% of Revenues			Amount	% of Revenues
Net revenues
Institutional Pharmacy	$442.3	96.5%	$(16.1)	(3.6)%	$426.2	96.4%
Hospital Management	16.2	3.5	(0.4)	(2.5)	15.8	3.6

Total net revenues	458.5	100.0	(16.5)	(3.6)	442.0	100.0

Cost of goods sold
Institutional Pharmacy	368.0	80.3	(15.6)	(4.2)	352.4	79.7
Hospital Management	14.4	3.1	(0.4)	(2.8)	14.0	3.2

Total cost of goods sold	382.4	83.4	(16.0)	(4.2)	366.4	82.9

Gross profit
Institutional Pharmacy	74.3	16.2	(0.5)	(0.7)	73.8	16.7
Hospital Management	1.8	0.4	0.0	0.0	1.8	0.4

Total gross profit	$76.1	16.6%	$(0.5)	(0.7)%	$75.6	17.1%

Institutional Pharmacy (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,879		(168)	(1.7)%	9,711
Revenue per prescription dispensed	$44.77		$(0.88)	(2.0)%	$43.89
Gross profit per prescription dispensed	$7.52		$0.08	1.1%	$7.60
Institutional pharmacy gross margin	16.8%		0.5	3.0%	17.3%
Generic dispensing rate*	83.2%		1.2	1.4%	84.4%

Customer licensed beds under contract
Beginning of period	333,174		(7,026)	(2.1)%	326,148
Additions-PharMerica Corporation	4,454		304	6.8	4,758
Additions-Chem Rx	682		214	31.4	896
Losses-PharMerica Corporation	(10,779)		2,394	(22.2)	(8,385)
Losses-Chem Rx	(1,383)		599	(43.3)	(784)

End of period	326,148		(3,515)	(1.1)%	322,633

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	91		(2.0)	(2.2)%	89

*Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation.

Revenues

Institutional pharmacy revenues decreased $16.1 million for the three months ended September 30, 2012 compared to the three months ended June 30, 2012, due primarily to the continued impact of recent brand to generic conversions, along with a net decline in customer licensed beds under contract of 3,515 both of which resulted in lower revenues. The decrease is partially offset by an increase in seasonal vaccine revenues. The decrease of $16.1 million is comprised of an unfavorable volume variance of approximately $7.6 million or 168,000 less prescriptions dispensed and an unfavorable rate variance of approximately $8.5 million or $0.88 decrease in revenue per prescription dispensed. The rate variance was comprised of approximately $0.5 million due to reduced reimbursement rates on generics and certain pricing concessions combined with $8.0 million due to the increase in the generic dispensing rate from 83.2% to 84.4%.

The decrease in hospital management revenues of $0.4 million for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 was due to the decrease in the number hospital contracts serviced in the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $15.6 million for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and lower costs as brand drugs continued to migrate to their generic equivalent. The decrease of $15.6 million is comprised of a volume variance of $6.3 million and a rate variance of $9.3 million. The drug costs as a percentage of revenue decreased 119 bps. Other costs included in cost of goods sold increased as a percentage of revenues 69 bps, of which the increase primarily related to salaries and wages expense as a percentage of revenues increasing 30 bps along with delivery fees as a percentage of revenues increasing 11 bps.

The decrease in hospital management cost of goods sold of $0.4 million for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 was due to the decrease in the number hospital contracts serviced in the period.

Gross Profit and Operating Expenses (Dollars in millions)

	Quarter Ended
	June 30, 2012		Increase (Decrease)		September 30, 2012
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$76.1	16.6%	$(0.5)	(0.7)%	$75.6	17.1%
Selling, general and administrative expenses	55.1	12.0	(1.1)	(2.0)	54.0	12.2
Amortization expense	3.0	0.7	0.2	6.7	3.2	0.7
Merger, acquisitions, and integration costs and other charges	2.8	0.6	3.3	117.9	6.1	1.4
Interest expense, net	2.5	0.5	(0.1)	(4.0)	2.4	0.5

Income before income taxes	12.7	2.8	(2.8)	(22.0)	9.9	2.2
Provision for income taxes	5.1	1.1	(1.2)	(23.5)	3.9	0.9

Net income	$7.6	1.7%	$(1.6)	(21.1)%	$6.0	1.4%

Institutional pharmacy gross profit for the three months ended September 30, 2012 was $73.8 million or $7.60 per prescription dispensed compared to $74.3 million or $7.52 per prescription dispensed for the three months ended June 30, 2012. Institutional pharmacy gross profit margin for the three months ended September 30, 2012 was 17.3% compared to 16.8% for the three months ended June 30, 2012. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic and decreases in overall drug costs.

Hospital management gross profit remained consistent for the three months ended September 30, 2012 compared to the three months ended June 30, 2012.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	June 30, 2012		Increase (Decrease)			September 30, 2012
	Amount	% of Revenue				Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$27.8	6.1%	$(1.2)	(4.3	) %	$26.6	6.0%
Contracted services	3.9	0.8	-	-		3.9	0.9
Provision for doubtful accounts	6.2	1.4	1.1	17.7		7.3	1.7
Supplies	1.6	0.3	-	-		1.6	0.4
Travel expenses	1.4	0.3	(0.2)	(14.3)		1.2	0.3
Professional fees	4.3	0.9	(1.6)	(37.2)		2.7	0.6
Adjudication expense	0.7	0.2	0.1	14.3		0.8	0.2
Stock-based compensation	1.3	0.3	1.0	76.9		2.3	0.5
Depreciation	2.3	0.5	(0.4)	(17.4)		1.9	0.4
Rent	1.3	0.3	(0.1)	(7.7)		1.2	0.3
Maintenance	0.8	0.2	-	-		0.8	0.2
Other costs	3.5	0.7	0.2	5.7		3.7	0.8

Total selling, general and administrative expenses	$55.1	12.0%	$(1.1)	(2.0	) %	$54.0	12.2%

Selling, general and administrative expenses decreased $1.1 million for the three months ended September 30, 2012, compared to the three months ended June 30, 2012. The decrease of $1.1 million is due primarily to decreases in professional fees of $1.6 million and labor costs of $1.2 million. The decreases are partially offset by increases in bad debt expense of $1.1 million and stock-based compensation of $1.0 million. All other costs included in selling, general and administrative expenses decreased approximately $0.4 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended
	June 30, 2012		September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.3	0.1%	$0.4	0.1%
Equipment and software	4.2	0.9	4.2	0.9

Total depreciation expense	$4.5	1.0%	$4.6	1.0%

Depreciation expense recorded in cost of goods sold	$2.2	0.5	$2.7	0.6
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.5	1.9	0.4

Total depreciation expense	$4.5	1.0%	$4.6	1.0%

Total capital expenditures	$4.4	1.0%	$6.6	1.5%

Depreciation expense increased $0.1 million for the three months ended September 30, 2012, compared to the three months ended June 30, 2012 primarily as a result of an increase in expense related to leasehold improvements due to upgrades in pharmacy security systems and pharmacy expansions partially offset by assets becoming fully depreciated during the quarter.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	June 30, 2012		September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.5	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.7	0.2
Customer relationships	2.0	0.5	2.1	0.5

Total amortization expense	$3.0	0.7%	$3.2	0.7%

Amortization expense increased $0.2 million for the three months ended September 30, 2012, compared to the three months ended June 30, 2012 primarily as a result of amortization expense recognized on short-term non-compete agreements which were executed in the current quarter.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions, except per share amounts)

	Quarter Ended
	June 30, 2012	September 30, 2012
Merger, integration costs and other charges:
Tender offer costs	$(0.3)	$-
Professional and advisory fees	0.7	1.2
Employee costs	-	0.2
Other	0.1	0.8

	0.5	2.2

Acquisition costs:
Professional and advisory fees	1.3	2.8
General and administrative	0.1	-
Employee costs	0.5	0.6
Severance costs	0.3	0.2
Facility costs	0.1	0.1
Other	-	0.2

	2.3	3.9

Total merger, acquisition, integration costs and other charges	$2.8	$6.1

Negative effect on diluted earnings per share	$(0.06)	$(0.13)

The Corporation incurred charges related to costs to convert data and integrate systems during the three months ended September 30, 2012 and June 30, 2012. Integration costs increased $1.7 million for the three months ended September 30, 2012 compared to the three months ended June 30, 2012. The Corporation incurred costs and other charges related to the IT Transition during the three months ended September 30, 2012 of $0.8 million. The Corporation does anticipate that significant additional costs related to the IT Transition will continue to be incurred.

Acquisition costs increased $1.6 million for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 due primarily to professional and advisory fees attributable to potential acquisitions currently in the pipeline and employee costs associated with a prior acquisition.

Interest Expense (Dollars in millions)

	Quarter Ended
Interest Expense:	June 30, 2012	September 30, 2012
Term Debt	$1.9	$1.9
Revolving Credit Facility	0.4	0.2

Subtotal (including commitment fees and letters of credit fees)	2.3	2.1
Other:
Amortization of deferred financing fees	0.2	0.3

Total Interest Expense	$2.5	$2.4

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.32%	0.24%
LIBOR - 1month, at beginning of period	0.24%	0.25%
LIBOR - 1month, at end of period	0.25%	0.21%
LIBOR - 3 months, at beginning of period	0.47%	0.46%
LIBOR - 3 months, at end of period	0.46%	0.39%

Interest expense decreased $0.1 million for the three months ended September 30, 2012, compared to the three months ended June 30, 2012, due to lower average balances on the revolving credit facility and the term debt. Long-term debt, including the current portion, was $250.0 million and $243.8 million as of June 30, 2012 and September 30, 2012, respectively.

Tax Provision (Dollars in millions)

	Quarter Ended
	June 30, 2012	September 30, 2012
Provision for income taxes	$5.1	$3.9

Total provision as a percentage of income	40.1%	39.5%

The provision as a percentage of income decreased 0.6% for the three months ended September 30, 2012 as compared to the three months ended June 30, 2012 which was primarily the result of the impact of certain discrete items.

Liquidity and Capital Resources

The following compares the Corporation’s Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and September 30, 2012 (dollars in millions):

	Quarter Ended
	June 30, 2012	September 30, 2012
Cash flows provided by (used in) operating activities:
Net income	$7.6	$6.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.5	4.6
Amortization	3.0	3.2
Merger, acquisition, integration costs and other charges	0.3	0.3
Stock-based compensation	1.3	2.3
Amortization of deferred financing fees	0.2	0.3
Deferred income taxes	3.4	(2.1)
Other	0.2	0.1
Change in operating assets and liabilities:
Accounts receivable, net	25.0	9.4
Inventory	(4.9)	11.1
Prepaids and other assets	(2.3)	2.9
Accounts payable	(11.0)	7.2
Salaries, wages and other compensation	1.9	0.8
Other accrued liabilities	2.7	5.3

Net cash provided by operating activities	31.9	51.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(4.4)	(6.6)
Acquistions, net of cash acquired	(0.4)	(0.4)
Cash proceeds from the sale of assets	0.2	-

Net cash used in investing activities	(4.6)	(7.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	-	(6.3)
Net activity of long-term revolving credit facility	(22.1)	-
Issuance of common stock	0.1	0.4
Treasury stock at cost	-	(1.0)

Net cash used in financing activities	(22.0)	(6.9)

Change in cash and cash equivalents	5.3	37.5
Cash and cash equivalents at beginning of period	6.7	12.0

Cash and cash equivalents at end of period	$12.0	$49.5

Supplemental information:
Cash paid for interest	$2.2	$2.2

Cash paid for taxes	$0.9	$1.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no additional legal proceedings, in the nine months ended September 30, 2012, other than those disclosed in the Quarterly Reports on Form 10-Q for the three months ended March 31, 2012 and the six months ended June 30, 2012.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. We encourage you to read these risk factors in their entirety.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a stock repurchase program of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. The Corporation repurchased 82,801 shares under this program for the three months ended September 30, 2012.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 6,431 shares of certain vested awards for an aggregate price of less than $0.1 million during the three months ended September 30, 2012. These shares have also been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
July 1, 2012-July 30, 2012	17	(1)	$11.30	-	$25.0
August 1, 2012-August 31, 2012	86,438	(1)(2)	11.87	82,801	24.0
September 1, 2012-September 30, 2012	2,777	(1)	12.69	-	24.0

(1)	The Corporation repurchased 6,431 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Corporation announced a stock repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used to purchase the Corporation’s common stock. On July 2, 2012 the Board of Directors authorized an increase to the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation repurchased 82,801 shares under this program for the three months ended September 30, 2012.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: November 1, 2012	/s/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: November 1, 2012	/s/ MICHAEL J. CULOTTA
Michael J. Culotta
Executive Vice President and Chief Financial Officer

Date: November 1, 2012	/s/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.