Form 10-K
period 2012-12-31
PharMerica CORP
filed 2013-02-07
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2012 was $313,006,610.

Class of Common Stock	Outstanding at February 1, 2013
Common stock, $0.01 par value	29,541,976 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant’s definitive proxy statement for the 2013 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

PHARMERICA CORPORATION

FORM 10-K

Part I

Item 1. Business

Overview

Formed in 2006, PharMerica Corporation (“the Corporation,” “we,” “us,” or “our”), a Delaware Corporation, is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals and also provides specialty infusion services to patients outside a hospital setting. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 91 institutional pharmacies and 12 specialty infusion pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

Institutional Pharmacy Business

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

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in a 14 to 30 day supply. Unit dose medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers’ facilities administer the pharmaceuticals to individual patients and residents. The Corporation also utilizes an on-site dispensing system, with real time data transfer between the system and the Corporation, which provides timely medication administration in emergency and first dose situations. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution.

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

We provide consultant pharmacist services to approximately 70% of our patients serviced. The services offered by our consultant pharmacists include:

•

Monthly reviews of each resident’s drug regimen to assess the appropriateness and efficiency of drug therapies, including the review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results, and recommending alternative therapies;

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

Specialty Infusion Services

The Corporation provides specialty infusion services focused on providing complex pharmaceutical products and clinical services to patients outside of hospital or nursing home settings. We offer high-touch clinical services to patients with acute or chronic conditions. The delivery of home infusion therapy requires comprehensive planning and monitoring which is provided through our registered nursing staff. Our nursing staff performs an initial patient assessment, provides therapy specific training and education, administers therapy and monitors for potential side effects. We also provide extensive clinical monitoring and patient follow-up to ensure adherence and proactively manage patients’ conditions. An in-network strategy facilitates easier decision-making for referral sources and provides us with the ability to pre-authorize patients, auto adjudicate, and bill electronically, enabling faster prescription turnaround.

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

Acquire Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 45 states. We believe that there are growth opportunities in several other markets. There are numerous businesses in our markets, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire these companies. Since its formation in 2007, the Corporation has acquired eight institutional pharmacy businesses and one specialty infusion services business.

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

Customers

Institutional Care Settings. Our customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities and other long-term alternative care settings. We are generally the primary source of pharmaceuticals for our customers.

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions.

At December 31, 2012, we had contracts to provide pharmacy services to 307,008 licensed beds for patients in healthcare facilities throughout the country. We also have significant customer concentrations with facilities operated by Kindred. For the year ended December 31, 2012, revenues from Kindred’s nursing facilities represented approximately 11.5% of the Corporation’s total revenues.

Specialty Infusion Services. At December 31, 2012, the Corporation provided specialty infusion services to patients in 14 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Hospital Pharmacy Management Services. At December 31, 2012, the Corporation provided hospital pharmacy management services to Kindred and other customers at 89 locations. For the year ended December 31, 2012, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.4% of the Corporation’s total revenues.

Suppliers/Inventory

Effective January 1, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies (the “Amended Prime Vendor Agreement”) by and between ABDC, a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC. On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the “First Amendment”) modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016.

The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation’s drug pricing under the terms of the First Amendment.

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

The following table summarizes the Corporation’s generic drug dispensing rate:

2010	2011	2012
76.5%	79.6%	83.3%

The following table summarizes the material brand-to-generic conversions expected to occur in 2013 through 2017:

2013	2014	2015	2016	2017
Diovan (1Q)	Detrol LA (1Q)	Namenda (1Q)	Crestor (3Q)	Seroquel XR (3Q)
Humalog (2Q)	Invega Sustenna (1Q)	Risperdal Consta (1Q)
Oxycotin (2Q)	Renvela (1Q)	Abilify (2Q)
Lidoderm Patch (3Q)	Trilipix (1Q)	Aggrenox (3Q)
Cymbalta (4Q)	Celebrex (2Q)	Invanz (4Q)
Copaxone (2Q)
Zyvox (2Q)
Nexium (2Q)
Lumigan 0.03% (3Q)
(Number in parentheses refers to the quarter of conversion)

When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. This acceleration in the reimbursement reduction and the number of generic manufacturers have resulted in margin compression much earlier than we have historically experienced. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on the Corporation’s results of operations.

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

Sources of Pharmacy Revenues

We receive payment for our services from third party payers, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare providers, commercial insurance companies, health maintenance organizations, preferred provider organizations, private payers, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients, brand to generic conversions and the rates and charges of reimbursement among payers. Changes in our customers’ censuses, the case mix of the patients, brand and generic dispensing rates, and the payer mix among private pay, Medicare Part D, institutional healthcare providers, and Medicaid, will affect our profitability.

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2010		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$859.5	46.5%	$998.1	48.0%	$873.0	47.6%
Institutional healthcare providers	555.8	30.1	616.2	29.6	561.4	30.6
Medicaid	169.6	9.2	217.2	10.4	165.9	9.1
Private and other	107.3	5.8	92.7	4.5	84.7	4.6
Insured	89.8	4.9	90.0	4.3	79.5	4.3
Medicare	7.4	0.4	4.4	0.2	4.2	0.3
Hospital management fees	57.9	3.1	62.5	3.0	63.9	3.5

Total	$1,847.3	100.0%	$2,081.1	100.0%	$1,832.6	100.0%

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

Seasonality

Our largest customers in institutional pharmacy services are skilled nursing facilities. Both prescription and non-prescription drug sales at skilled nursing facilities are affected by the timing and severity of the cold/flu season and other seasonality of the long-term care facilities industry, however seasonality does not have a material effect on the Corporation’s financial results.

Working Capital

For information about the Corporation’s practices relating to working capital items, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Employees

As of December 31, 2012, we had approximately 6,100 employees which included approximately 1,100 part-time employees. The Corporation had approximately 500 employees that were covered by collective bargaining agreements as of December 31, 2012. These agreements expire on December 31, 2013. As of December 31, 2012, we employed approximately 1,600 licensed pharmacists. We believe that our relationships with our employees are good.

Government Regulation

General

Extensive federal, state and local regulations govern institutional pharmacies and the healthcare facilities that they serve. These regulations cover licenses, staffing qualifications, conduct of operations, reimbursement, recordkeeping and documentation requirements and the confidentiality and security of health-related information. Our institutional pharmacies are also subject to federal and state laws that regulate financial arrangements between healthcare providers, including the federal anti-kickback statutes and the federal physician self-referral laws.

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

The Drug Enforcement Agency (the “DEA”), the U.S. Food and Drug Administration (the “FDA”), and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. These laws impose a host of requirements on the pharmaceutical supply channel, including providers of institutional pharmacy services. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we must register with the DEA, file reports of inventories and transactions and provide adequate security measures. In addition, we are required to comply with all the relevant requirements of the Controlled Substances Act for the transfer and shipment of pharmaceuticals. The FDA, DEA, and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We have received all necessary regulatory approvals and believe that our pharmacy operations are in substantial compliance with applicable federal and state good manufacturing practice requirements.

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

In addition to federal law, many states have enacted similar statutes that are not necessarily limited to items or services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services and exclusion from the Medicare and Medicaid programs and other state-funded programs.

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

In the ordinary course of business, we are regularly subject to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations for regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments and fines. Such sanctions could have a material adverse effect on our financial condition, results of operation and liquidity.

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

The scope of our operations involving health information is broad and the nature of those operations is complex. Although we believe that our contract arrangements with healthcare payers and providers and our business practices are in compliance with applicable federal and state electronic transmissions, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the privacy standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), part of the American Recovery and Reinvestment Act of 2009, changed several aspects of HIPAA including, without limitation, the following: (i) applies HIPAA security provisions and penalties directly to business associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary issued an interim final rule on August 24, 2009 that requires notifications for certain unpermitted disclosures of PHI. A final rule was submitted by the Secretary in 2010, but later withdrawn. The final rule was issued on January 17, 2013.

2010 Health Care Reform Legislation

The Patient Protection and Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (combined we refer to both Acts as the “2010 Health Care Reform Legislation”) were enacted in March 2010. State participation in the expansion of Medicaid under the 2010 Health Care Reform Legislation is voluntary. Three key provisions of the 2010 Health Care Reform Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the “Donut Hole,” and (iii) short cycle dispensing. Regulations under the 2010 Health Care Reform Legislation are expected to continue being drafted, released, and finalized throughout the next several years. Pending the promulgation of these regulations, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Reform Legislation.

FUL and AMP Changes

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the Federal Upper Limit (“FUL”) by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

Part D Coverage Gap

Starting on January 1, 2011, the Medicare Coverage Gap Discount Program (the “Program”) requires drug manufacturers to provide a 50% discount on the negotiated ingredient cost to certain Medicare Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee). In addition, the 2010 Health Care Reform Legislation requires Medicare to close or eliminate the coverage gap entirely by fiscal year 2020 by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary.

At this time, the Corporation is unable to fully evaluate the impact of the changes to the coverage gap to its business.

Short Cycle Dispensing

Pursuant to the 2010 Health Care Reform Legislation, Prescription Drug Plans (“PDPs”) are required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. Pursuant to CMS issued regulation, beginning January 1, 2013, pharmacies dispensing to long-term care facilities must dispense no more than 14-day supplies of brand-name oral solid medications covered by Medicare Part D. The Corporation fully implemented short cycle dispensing on January 1, 2013. The impact of short cycle dispensing is not expected to have a material adverse impact on the Corporation’s results of operations.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, oxygen equipment, hospital beds, walkers, negative pressure wound therapy pumps and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation submitted bids in all geographic areas for the enteral nutrient category prior to the March 3, 2012 deadline set by CMS. Once the bidding and selection process is completed, proposed implementation of the contracts and pricing will be July 2013. Medicare Part B is not material to the Corporation, representing 0.3% of revenues.

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

Failed Unsolicited Tender Offer by Omnicare

On August 23, 2011 Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. On January 27, 2012 the Federal Trade Commission (“FTC”) issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleged that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. On February 21, 2012 the unsolicited tender offer expired and Omnicare did not extend the offer.

In connection with these matters, in the years ended December 31, 2011 and 2012 we expensed $2.8 million and $1.9 million, respectively, of legal and advisory fees, which are included in merger, acquisition, integration costs and other charges in the consolidated income statements. The Corporation does not expect to incur any additional costs in the future in connection with Omnicare’s unsolicited tender offer.

Available Information

We make available free of charge on or through our web site, at www.pharmerica.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s web site at www.sec.gov.

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

Item 1A. Risk Factors

You should consider carefully the risks described below, together with all of the other information, in evaluating our company and our common stock. If any of the risks described below actually occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

The distribution of pharmaceuticals to healthcare facilities is highly competitive. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, which provide services comparable to those offered by our pharmacies and may be more established in the markets they serve than we are. We also compete against regional and local pharmacies that specialize in long-term care. Many of our competitors have equal or greater resources and access to capital than the Corporation. In addition, local pharmacies have strong personal relationships with their customers. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants. In addition, owners of skilled nursing facilities, including prior and current customers, are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. Consolidation within the institutional pharmacy industry may also lead to increased competition. Competitive pricing pressures may adversely affect our earnings and cash flow.

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

Home infusion joint ventures formed with hospitals could adversely affect our financial results.

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals. This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model that is being labeled an “accountable care organization”. These organizations are encouraged by the 2010 Health Care Reform Legislation. These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the improved efficiency.

Participation in equity-based joint ventures offers hospitals and other providers an opportunity to more efficiently transfer patients to less expensive care settings, while keeping the patient within its network. Additionally, it provides many hospitals with a mechanism to invest accumulated profits in a growing sector with attractive margins.

If home infusion joint ventures continue to expand and we lose referrals as a result, our financial condition, results of operations and liquidity could be adversely affected.

Our operating revenue and profitability may suffer because of an increase in our generic dispensing rate.

A shift in prescriptions dispensed from brand-to-generic and a decline in generic reimbursement rates from the PDP/PBMs may affect our operating revenue. When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenues and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. This acceleration in the reimbursement reduction and the number of generic manufacturers have resulted in margin compression as multi-source alternatives have become available much earlier than we have historically experienced. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on its results of operations.

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

Changes in Medicaid reimbursement may reduce our revenue.

The 2010 Health Care Reform Legislation amended DRA to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition; i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes the FUL as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

Among these laws is the federal anti-kickback statute. This statute prohibits anyone from knowingly and willfully soliciting, receiving, offering or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal healthcare program. Courts have interpreted this statute broadly. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. This law impacts the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse or waste. The OIG carries out this responsibility through a nationwide program of audits, investigations and inspections. The OIG has promulgated safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. It cannot be assured that practices outside of a safe harbor will not be found to violate the anti-kickback statute.

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

We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare providers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. If we are unable to adjust to changes in the healthcare environment, it could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Our pharmacies must be licensed by the state board of pharmacy in the state in which they operate. Many states also regulate out-of-state pharmacies that are delivering prescription products to patients or residents in their states. The failure to obtain or renew any required regulatory approvals or licenses could adversely impact the operation of our business. In addition, the healthcare facilities we service are also subject to extensive federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these healthcare facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents and could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), part of the American Recovery and Reinvestment Act of 2009, changed several aspects of HIPAA including, without limitation, the following: (i) applies HIPAA security provisions and penalties directly to business associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary issued an interim final rule on August 24, 2009 that requires notifications for certain unpermitted disclosures of PHI. A final rule was submitted by the Secretary in 2010, but later withdrawn. The final rule was issued on January 17, 2013.

Failure to comply with either HIPAA or HITECH could result in fines and penalties that could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We intend to make public disclosure of pending and completed acquisitions when appropriate or required by applicable securities laws and regulations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, and expenses that could have a material adverse effect on our financial condition, results of operations and liquidity. Acquisitions involve numerous risks and uncertainties, including, without limitation:

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

We rely on sophisticated information systems in our business to obtain, rapidly process, analyze, and manage data to facilitate the dispensing of prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver those medications to patients and long-term care residents on a timely basis; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted or damaged or if they fail for an extended period of time. Significant disruptions to our infrastructure or any of our facilities due to failure of technology or some other catastrophic event could adversely impact our business.

We purchase a significant portion of our pharmaceutical products from one supplier—AmerisourceBergen.

We are required to purchase a substantial amount of our pharmaceutical products from AmerisourceBergen, pursuant to the Amended Prime Vendor Agreement. If AmerisourceBergen fails to deliver products in accordance with the Amended Prime Vendor Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial condition, results of operations and liquidity. In addition, under the terms of the Amended Prime Vendor Agreement, we are unable to negotiate potentially better pricing and other terms with other drug distributors, which could negatively impact our competitive position.

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

We have $268.2 million of goodwill and $121.9 million of recorded intangible assets on our consolidated balance sheet as of December 31, 2012. Our intangible assets primarily represent the value of client relationships that were recorded from past acquisitions. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. A goodwill or intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations. For the year ended December 31, 2011, we incurred a pre-tax impairment charge of $5.1 million or $0.11 per diluted common share as a result of non-renewal of certain customer contracts.

The risk of transitioning information technology services being provided by the Corporation’s current vendor to another effectively.

Historically, we have obtained substantially all of our information services from Kindred pursuant to an IT services agreement. During the year ended December 31, 2012 we began to transition our IT technology services to another vendor. This transition will continue into 2013. If the transition is not successful, this could result in our failure to satisfy our customers’ requirements or comply with certain of our financial or regulatory reporting requirements, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is intense. The loss of pharmacy personnel or the inability to attract or retain sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals, our inability to do so in the future could have a material adverse effect on our financial condition, results of operations and liquidity.

Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have pharmacies, including weather conditions and other natural disasters.

Our revenues and volume trends will be predicated on many factors, including physicians’ pharmaceutical decisions on patients, payer programs, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, current local economic and demographic changes. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management. These factors may also have an effect on our customers and their ability to continue to operate. For further discussion, see Note 9.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2012, we had outstanding debt of $315.5 million, all of which was subject to variable rates of interest. See Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.”

We have indebtedness, which restricts our ability to pay cash dividends and has a negative impact on our financing options and liquidity.

We have $315.5 million in indebtedness outstanding as of December 31, 2012 under our senior secured credit facility and revolver.

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

As a result of these and other factors, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate or are unable to borrow sufficient amounts of cash on satisfactory terms to meet these needs, we may need to seek to refinance all or a portion of our indebtedness on or before maturity, sell assets, curtail discretionary capital expenditures or seek additional capital. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, which could adversely impact our business, results of operations, liquidity, capital resources, and financial condition.

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

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities including offices and key operating facilities in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. In addition to the pharmacies listed below, the Corporation also has five facilities throughout the nation with several overhead and administrative functions. As of December 31, 2012, all facilities were leased. We consider all of these facilities to be suitable, adequate, and are utilized at full capacity.

The following table presents certain information with respect to operating leases of our pharmacies identified by the Corporation as properties as of December 31, 2012:

State	# of Facilities	Square Footage	State	# of Facilities	Square Footage
Alabama	2	20,330	Mississippi	1	11,600
Arizona	2	21,436	Missouri	1	4,090
Arkansas	1	6,850	Montana	1	2,440
California	10	100,451	Nebraska	1	5,120
Colorado	4	28,971	Nevada	1	7,000
Connecticut	1	15,600	New Hamphire	1	7,500
Delaware	1	5,739	New Jersey	1	14,309
Florida	6	67,112	New Mexico	1	4,798
Georgia	2	33,202	New York	2	82,500
Hawaii	5	15,506	North Carolina	4	26,950
Idaho	1	4,031	Ohio	2	26,125
Illinois	1	15,495	Oklahoma	1	6,048
Indiana	1	20,386	Pennsylvania	7	53,508
Iowa	1	6,250	Rhode Island	1	9,415
Kansas	1	9,977	South Carolina	1	15,550
Kentucky	2	43,500	South Dakota	2	12,050
Louisiana	1	4,914	Tennessee	5	47,837
Maine	1	10,200	Texas	14	102,514
Maryland	1	10,744	Utah	2	15,002
Massachusetts	1	53,111	Virginia	2	15,807
Michigan	2	13,720	Washington	2	14,792
Minnesota	1	13,871	West Virginia	1	1,419
			Wisconsin	1	11,068

Item 3. Legal Proceedings

The Corporation is responding to investigations by the U.S. Attorneys and by the Drug Enforcement Agency into the Corporation’s alleged failure to comply with various laws and regulations relating to the control and dispensing of certain controlled substances as well as the potential filing of false claims for payments of certain controlled substances that the Corporation dispensed to nursing home residents. The Corporation has been informed that the government believes that the claims at issue were not eligible for payment due to the alleged non-compliance with various Medicare, Medicaid and other laws and regulations relating to the dispensing, control, sale, billing and reimbursement for such controlled substances. The Corporation denies the allegations made by the government and will defend itself in the event any actions are brought by the government. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect to our consolidated financial condition, results of operations, or liquidity.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity.

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

	High	Low	Close
Fiscal 2011
First Quarter	$12.89	$10.71	$11.44
Second Quarter	$13.61	$10.61	$12.76
Third Quarter	$14.73	$10.69	$14.27
Fourth Quarter	$16.40	$11.91	$15.18

Fiscal 2012
First Quarter	$15.54	$12.00	$12.43
Second Quarter	$12.90	$9.03	$10.92
Third Quarter	$13.40	$9.82	$12.66
Fourth Quarter	$14.74	$12.22	$14.24

Stockholders

As of January 31, 2013, we had approximately 2,860 stockholders of record of the Corporation’s common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following table sets forth equity compensation plan information as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	3,557,620	(1)	$15.14	(2)	3,015,100	(3)

(1) Includes the following:

•	2,424,285 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;

•	460,745 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan;

•	7,831 shares of common stock to be issued upon vesting of restricted stock awards under the Omnibus Plan; and

•	664,759 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 1,133,335 shares of common stock potentially to be issued under restricted stock awards, performance share units and restricted stock units.

(3) The 3,015,100 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share units at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,331,162.

See Note 10 to the Consolidated Financial Statements included in this Report for information regarding the material features of the Omnibus Plan.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Index for the period from December 31, 2007 to December 31, 2012. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on December 31, 2007 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
December 31, 2007	$100.00	$100.00	$100.00
March 31, 2008	119.38	90.08	88.06
June 30, 2008	162.75	87.17	86.53
September 30, 2008	162.03	79.43	86.53
December 31, 2008	112.90	61.51	75.52
March 31, 2009	119.88	54.34	69.09
June 30, 2009	141.43	62.61	74.80
September 30, 2009	133.79	71.99	81.46
December 31, 2009	114.41	75.94	88.41
March 31, 2010	131.27	79.64	90.96
June 30, 2010	105.62	70.19	79.78
September 30, 2010	68.66	77.72	86.34
December 31, 2010	82.49	85.65	89.04
March 31, 2011	82.42	90.29	93.48
June 30, 2011	91.93	89.94	100.30
September 30, 2011	102.81	77.05	89.76
December 31, 2011	109.37	85.65	98.10
March 31, 2012	89.55	95.92	106.36
June 30, 2012	78.67	92.77	107.58
September 30, 2012	91.21	98.11	113.57
December 31, 2012	102.59	97.13	113.00

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2010, the Corporation announced a stock repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used to purchase the Corporation’s common stock. On July 2, 2012, the Board of Directors authorized an increase to the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended December 31, 2012.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 946 shares of certain vested awards for an aggregate price of less than $0.1 million during the three months ended December 31, 2012.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Program (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
October 1, 2012—October 31, 2012	57	(1)	$12.40	—	$24.0
November 1, 2012—November 30, 2012	—		—	—	24.0
December 1, 2012—December 31, 2012	889	(1)	14.07	—	24.0

(1)	The Corporation repurchased 946 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	The Corporation did not repurchase shares under the stock repurchase program for the three months ended December 31, 2012.

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

	Years Ended December 31,
	2008	2009	2010	2011	2012
Statement of operations data:
Revenues	$1,947.3	$1,841.2	$1,847.3	$2,081.1	$1,832.6
Cost of goods sold	1,658.9	1,563.3	1,604.8	1,786.2	1,532.4

Gross profit	288.4	277.9	242.5	294.9	300.2
Selling, general and administrative	217.9	193.2	182.8	216.5	214.7
Amortization expense	6.5	9.0	9.3	11.0	12.3
Impairment of intangible assets	14.8	—	—	5.1	—
Merger, acquisition, integration costs and other	26.7	5.2	14.6	15.3	19.9
Hurricane Sandy disaster costs	—	—	—	—	4.5

Operating income (1)	$22.5	$70.5	$35.8	$47.0	$48.8

Net income	$5.0	$42.2	$19.2	$23.4	$22.9

Earnings per common share: (2)
Basic	$0.17	$1.39	$0.64	$0.80	$0.78
Diluted	$0.17	$1.39	$0.64	$0.79	$0.77
Adjusted earnings per diluted common share (3)	$1.00	$1.30	$0.93	$1.20	$1.27
Shares used in computing earnings per common share:
Basic	30.1	30.3	30.0	29.3	29.5
Diluted	30.2	30.4	30.1	29.5	29.9
Balance sheet data:
Cash and cash equivalents	$41.3	$51.2	$10.8	$17.4	$12.3
Working capital (4)	$272.3	$312.8	$280.9	$348.4	$323.3
Goodwill (4)	$113.7	$140.1	$179.4	$214.9	$268.2
Intangible assets, net	$73.4	$90.8	$102.2	$100.2	$121.9
Total assets (4)	$679.2	$724.3	$759.7	$834.0	$885.7
Long-term debt, including current portion	$240.0	$240.0	$245.6	$300.0	$315.5
Total stockholder’s equity	$319.8	$370.9	$384.4	$413.8	$442.6
Supplemental information:
Adjusted EBITDA (3)	$92.5	$102.7	$78.5	$98.5	$104.1
Adjusted EBITDA Margin (3)	4.8%	5.6%	4.2%	4.7%	5.7%
Adjusted EBITDA per prescription dispensed (3)	$2.29	$2.63	$2.08	$2.36	$2.65
Net cash provided by operating activities	$65.7	$85.0	$98.2	$26.8	$85.7
Net cash used by investing activities	$(47.4)	$(76.1)	$(133.2)	$(64.0)	$(105.3)
Net cash (used in) provided by financing activities	$(9.0)	$1.0	$(5.4)	$43.8	$14.5
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Financial Data:
Prescriptions dispensed (in thousands)	40,319	39,037	37,826	41,677	39,212
Revenue per prescription dispensed	$46.85	$45.72	$47.31	$48.43	$44.99
Gross profit per prescription dispensed	$6.88	$6.90	$6.21	$6.89	$7.44
Institutional pharmacy gross margin	14.7%	15.1%	13.1%	14.2%	16.5%
Generic drug dispensing rate (5)	70.7%	74.6%	76.5%	79.6%	83.3%
Customer licensed beds under contract:
Beginning of period	336,759	320,862	313,364	361,154	337,213
Additions	21,398	35,921	95,949	30,460	21,198
Losses	(37,295)	(43,419)	(48,159)	(54,401)	(51,403)

End of period	320,862	313,364	361,154	337,213	307,008

Hospital management contracts serviced	84	86	90	91	89

(1)	Includes depreciation expense of $22.0 million, $18.0 million, $18.8 million, $20.1 million and $18.6 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.
(2)	The Corporation has never declared a cash dividend. Earnings per share in whole dollars and cents.
(3)	See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and Reconciliation of Adjusted Earnings per Diluted Common Share to Earnings Per Diluted Common Share and for Reconciliation of Net Income to Adjusted EBITDA and Margin.
(4)	As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.
(5)	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation in all periods.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and tax accounting matters excluded from the diluted earnings per share are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,
	2008	2009	2010	2011	2012
Net income	$5.0	$42.2	$19.2	$23.4	$22.9
Add:
Interest expense, net	14.2	9.4	3.6	8.8	10.0
Merger, acquisition, integration costs and other charges	26.7	5.2	14.6	15.3	19.9
Hurricane Sandy disaster costs	—	—	—	—	4.5
Provision for income taxes	3.3	18.9	13.0	14.8	15.9
Impairment of intangible assets	14.8	—	—	5.1	—
Depreciation and amortization expense	28.5	27.0	28.1	31.1	30.9

Adjusted EBITDA	$92.5	$102.7	$78.5	$98.5	$104.1

Adjusted EBITDA Margin	4.8%	5.6%	4.2%	4.7%	5.7%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2008	2009	2010	2011	2012
Adjusted EBITDA	$92.5	$102.7	$78.5	$98.5	$104.1
Interest expense, net	(14.2)	(9.4)	(3.6)	(8.8)	(10.0)
Provision benefit for income taxes	(3.3)	(18.9)	(13.0)	(14.8)	(15.9)
Merger, acquisition, integration costs and other charges	(22.2)	(4.8)	(14.0)	(13.8)	(18.6)
Hurricane Sandy disaster costs	—	—	—	—	(3.0)
Provision for bad debt	24.7	16.6	18.5	24.8	25.2
Stock-based compensation and deferred compensation	5.3	5.0	5.2	6.0	7.1
Amortization of deferred financing fees	0.4	0.4	0.6	0.8	1.0
Loss on disposition of equipment	0.2	0.3	0.3	0.1	0.1
Deferred income taxes	2.8	19.7	12.3	13.9	2.8
Other	(0.5)	(0.3)	—	0.2	0.2
Changes in assets and liabilities	(20.0)	(26.3)	13.4	(80.1)	(7.3)

Net Cash Flows from Operating Activities	$65.7	$85.0	$98.2	$26.8	$85.7

Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	Years Ended December 31,
	2008	2009	2010	2011	2012
Diluted earnings per share	$0.17	$1.39	$0.64	$0.79	$0.77
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	0.30	—	—	0.11	—
Merger, acquisition, integration costs and other charges	0.53	0.10	0.29	0.32	0.40
Hurricane Sandy disaster costs	—	—	—	—	0.09
Tax accounting matters	—	(0.19)	—	(0.02)	0.01

Adjusted diluted earnings per share after impact of above items	$1.00	$1.30	$0.93	$1.20	$1.27

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

•	the Corporation’s ability to successfully transition information technology services being provided by its current vendor to another vendor effectively;

•	the impacts of cyber security risks and/or incidents;

•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;

•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;

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

•	further consolidation of managed care organizations and other third party payers;

•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation’s control;

•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;

•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;

•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;

•	the Corporation’s risk of loss not covered by insurance;

•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries;

•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;

•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;

•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;

•	the uncertainty as to the long-term value of the Corporation’s common stock;

•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;

•

the effect on prescription volumes and the Corporation’s net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;

•	the effects on the Corporation’s results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;

•	changes in tax laws and regulations;

•	the effects of changes to critical accounting estimates; and

•

other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K for the year ended December 31, 2012.

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

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals and also provides specialty infusion services to patients outside a hospital setting. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 91 institutional pharmacies and 12 specialty infusion pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

The institutional pharmacy services business is highly competitive. Competition is a significant factor that can impact the Corporation’s overall financial results, pricing to customers, and bed retention. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by the Corporation’s pharmacies. These pharmacies may have greater financial and other resources than we do and may be more established in the markets they serve than we are. The Corporation also competes against regional and local pharmacies that specialize in the highly-fragmented long-term care markets. In the future, some of the Corporation’s customers may seek to in-source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

A variety of factors are affecting the institutional pharmacy industry. With an aging population and the extension of drug coverage to a greater number of individuals through Medicare Part D, the consumption of pharmaceuticals by residents of long-term care facilities is likely to increase in the future. In addition, individuals are expected to enter assisted living facilities, independent living facilities and continuing care retirement communities at increasing rates. Under Medicare Part D, eligible individuals may choose to enroll in various Medicare Part D Plans to receive prescription drug coverage. Each Medicare Part D Plan determines a distinct formulary for the long-term care residents enrolled in its plan. Accordingly, institutional pharmacies have incurred increased administrative costs to manage each Part D Plan’s formulary, reimbursement and administrative processes for their long-term care enrollees. Institutional pharmacies may continue to experience increased administrative burdens and costs due to the greater complexity of the requirements for drug reimbursement. Medicare Part D also requires increased choices for patients with respect to complex drug categories and therapeutic interchange opportunities. Institutional pharmacies may realize increased revenue by providing long-term care residents with specialized services in these areas. Continued industry consolidation may also impact the dynamics of the institutional pharmacy market.

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

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2012, and the actual diluted shares.

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

Our allowance for doubtful accounts, included in our balance sheets at December 31, 2011 and 2012, were $48.6 million and $56.4 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements was as follows (dollars in millions):

	Amount	% of Revenues
2010
First Quarter	$3.8	0.8%
Second Quarter	4.6	1.0
Third Quarter	4.5	1.0
Fourth Quarter	5.6	1.1
2011
First Quarter	$5.4	1.0%
Second Quarter	5.8	1.1
Third Quarter	6.4	1.2
Fourth Quarter	7.2	1.5
2012
First Quarter	$6.2	1.2%
Second Quarter	6.2	1.4
Third Quarter	7.3	1.7
Fourth Quarter*	5.5	1.3

*	Excludes a $0.7 million expense related to Hurricane Sandy. See further discussion in Note 9.

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

The following table shows our institutional pharmacy revenue days outstanding reflected in our institutional pharmacy net accounts receivable as of the dates indicated:

	2010	2011	2012
First Quarter	40.5	39.0	42.8
Second Quarter	40.4	41.6	45.4
Third Quarter	40.3	42.5	44.1
Fourth Quarter	39.7	42.8	44.1

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

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Allowance for doubtful accounts and provision for doubtful accounts-(continued)

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2010
First Quarter	$37.6	$241.8	15.6%
Second Quarter	37.1	237.6	15.6
Third Quarter	38.1	231.9	16.4
Fourth Quarter	36.8	263.3	14.0
2011
First Quarter	$38.1	$273.9	13.9%
Second Quarter	39.6	282.4	14.0
Third Quarter	42.9	282.8	15.2
Fourth Quarter	48.6	280.8	17.3
2012
First Quarter	$52.1	$296.4	17.6%
Second Quarter	52.8	272.1	19.4
Third Quarter	56.1	266.0	21.1
Fourth Quarter	56.4	262.9	21.5

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our allowance for doubtful accounts.

Assumptions/Approach Used

The following table shows our summarized aging categories by quarter:

	0 to 60 days	61 to 120 days	Over 120 Days
2010
First Quarter	66.2%	17.8%	16.0%
Second Quarter	65.7%	18.0%	16.3%
Third Quarter	62.9%	19.2%	17.9%
Fourth Quarter	61.8%	22.0%	16.2%
2011
First Quarter	63.4%	19.3%	17.3%
Second Quarter	63.9%	18.0%	18.1%
Third Quarter	63.1%	18.9%	18.0%
Fourth Quarter	61.2%	19.5%	19.3%
2012
First Quarter	61.5%	17.3%	21.2%
Second Quarter	58.0%	17.7%	24.3%
Third Quarter	58.6%	15.7%	25.7%
Fourth Quarter	58.8%	17.1%	24.1%

Sensitivity Analysis

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the years ended December 31, 2010, 2011, and 2012 are as follows:

	2010	2011	2012
	% of Revenues	% of Revenues	% of Revenues
Medicare Part D	46.5%	48.0%	47.6%
Institutional healthcare providers	30.1	29.6	30.6
Medicaid	9.2	10.4	9.1
Private and other	5.8	4.5	4.6
Insured	4.9	4.3	4.3
Medicare	0.4	0.2	0.3
Hospital management fees	3.1	3.0	3.5

Total	100.0%	100.0%	100.0%

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2010, 2011, and 2012 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2010	2011	2012	2010	2011	2012
Medicare Part D	46.8%	47.7%	48.2%	45.8%	47.5%	48.1%
Institutional healthcare providers	30.4	30.7	30.0	30.5	29.8	30.2
Medicaid	8.7	10.4	9.6	8.9	10.7	9.2
Private and other	5.7	4.0	4.7	6.1	4.6	4.7
Insured	4.9	4.1	4.1	5.1	4.2	4.1
Medicare	0.5	0.2	0.2	0.4	0.2	0.2
Hospital management fees	3.0	2.9	3.2	3.2	3.0	3.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2010	2011	2012	2010	2011	2012
Medicare Part D	46.2%	48.3%	47.4%	47.2%	48.3%	46.8%
Institutional healthcare providers	30.0	29.7	31.3	29.5	28.5	31.1
Medicaid	8.9	10.4	8.7	10.2	10.2	8.7
Private and other	6.0	4.6	4.4	5.5	4.6	4.6
Insured	5.0	3.8	4.4	4.5	5.1	4.9
Medicare	0.4	0.2	0.2	0.3	0.2	0.3
Hospital management fees	3.5	3.0	3.6	2.8	3.1	3.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Under Medicare Part D, institutional residents who are dual eligible have co-payments due for up to the first thirty days of a beneficiary’s stay in a skilled nursing facility subsequent to which the PDP’s are responsible for reimbursement.

Under certain circumstances, including state-mandated return policies under various Medicaid programs, we accept returns of medications and issue credit memorandums to the applicable payer. Product returns are generally processed in the period returned. We estimate an amount for expected returns based on historical trends.

Our hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

Sensitivity Analysis

If our reimbursement declined or was negatively impacted 0.25% of revenues, the negative impact on net income would be $2.7 million or $0.09 per diluted common share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy and specialty infusion locations. Our inventory is valued at the lower of first-in, first-out cost or market basis. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

At December 31, 2011 and 2012, our inventory on our consolidated balance sheets was as follows (dollars in millions):

•	2011 $130.6

•	2012 $135.7

Our annualized inventory turns were as follows:

	2010	2011	2012
First Quarter	15.7	15.0	11.0
Second Quarter	15.5	12.0	10.6
Third Quarter	15.3	11.0	10.3
Fourth Quarter	15.6	10.3	8.9

We receive rebates on purchases from various vendors and suppliers.

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventory.

Assumptions/Approach Used

Our inventory is valued at the lower of first-in, first-out cost or market basis. Our controlled prescription drugs are maintained on a perpetual inventory basis to the extent required by the DEA. All other inventory is maintained on a periodic basis. We perform quarterly inventory counts at all locations with the use of our personnel and the use of third party inventory count teams under our supervision. We perform quarterly inventory counts in the third month of each quarter.

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

A 1.0% error rate in the count of prescription drugs in inventory would impact net income $0.8 million, or $0.03 per diluted common share.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our consolidated balance sheet as of December 31, 2011 and 2012 was as follows (dollars in millions):

•	2011 $214.9

•	2012 $268.2

Our net intangible assets, included in our consolidated balance sheets as of December 31, 2011 and 2012 were as follows (dollars in millions):

	2011	2012
Customer relationships	$96.0	$98.8
Trade name	30.0	57.0
Non-competition agreements	8.4	12.6

	134.4	168.4
Accumulated Amortization	(34.2)	(46.5)

	$100.2	$121.9

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our goodwill and intangible assets.

Assumptions/Approach Used

The Corporation performs an annual, and more frequent if necessary, qualitative assessment of its Institutional Pharmacy reporting unit to determine if it is necessary to proceed to the first step of the two-step goodwill impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The qualitative analysis requires the Corporation to examine a wide range of factors, including macro economic factors, industry and market considerations, overall financial performance of the Corporation, and other relevant entity specific factors affecting a reporting unit such as a change in the composition or carrying amount of its net assets, and changes in share price. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

We assess for the potential impairment of intangible assets and finite lived assets recorded on the Corporation’s balance sheet whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined that the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a decrease per diluted common share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets. No such impairment changes were taken for the years ended December 31, 2010 or December 31, 2012.

Sensitivity Analysis

We performed our annual testing for goodwill impairment as of December 31, 2011 and 2012 and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

Balance Sheet or

Income Statement Caption/

Nature of Critical Estimate Item

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in the accompanying consolidated income statements. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2011 and 2012 were as follows (dollars in millions), including the impact of valuation allowances:

•	2011 $ 37.1

•	2012 $ 25.6

At December 31, 2012 the Corporation also had a deferred tax liability of $11.1 million.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31, 2011 and 2012 were as follows (dollars in millions):

•	2011 $ 1.0

•	2012 $ 1.0

Significant judgment is required in determining and assessing the impact of uncertain tax positions. For an identified uncertain tax position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained on its technical merits if challenged by relevant taxing authorities and taken by management to the court of last resort. If an uncertain position does not meet this recognition threshold based on our analysis of applicable tax law, we establish a liability for the realized, but unrecognized tax benefit. As of December 31, 2012, the Corporation has no liability recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The Corporation records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated income statements. We recognize the benefit for an uncertain tax position we have taken upon any one of the following conditions: 1) the recognition threshold is met due to changes in facts, circumstances and information available at the reporting date; 2) the tax position is effectively settled through examination, negotiation or litigation; or 3) the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

Please refer to Note 11 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

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

Tax benefits from uncertain tax positions are recognized in the Corporation’s consolidated financial statements if it is more-likely-than-not that the position is sustainable based on the technical merits of the position. In evaluating whether the position has met this recognition threshold, the Corporation assumes that the appropriate taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the Corporation’s consolidated financial statements for a tax position meeting the recognition threshold is determined by a measurement of the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement.

Subsequent recognition, derecognition and measurement of uncertain tax positions is based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

With respect to net deferred tax assets, the Corporation considers all available positive and negative evidence to determine whether a valuation allowance is needed. This includes an analysis of net operating loss carryforwards available under law, anticipated future income or loss, as well as tax planning strategies. If the cumulative weight of evidence suggests that it is more-likely-than-not that all or some portion of the net deferred tax assets will not be realized, a full or partial valuation allowance will be recognized based upon the qualitative and quantitative evidence examined.

Sensitivity Analysis

Our deferred tax assets exceeded our deferred tax liabilities by $25.6 million as of December 31, 2012, including the impact of valuation allowances. Historically, we have produced taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the tax benefit of our deferred tax assets is remote.

While we have generated taxable income in recent years and expect to continue to do so in the future, we have deferred tax assets in select states, including tax loss carryforwards that we expect to expire before we are able to fully use them to offset taxable income. We have recorded a valuation allowance against these deferred tax assets. If our conclusion about our ability to realize these deferred tax assets is incorrect, then our deferred tax assets would be understated or overstated at December 31, 2012.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2011 and 2012 plus the applicable penalties and interest.

The federal statute of limitations remains open for tax years 2009 through 2011. The Corporation’s consolidated U.S. income tax returns for 2010 and 2011 are currently under examination by the IRS.

Key Financial Statement Components

Consolidated Income Statements

Our revenues are comprised primarily of product and infusion service revenues and are derived from the sale of prescription drugs through our pharmacies. The majority of our product and service revenues are derived on a fee-for-service basis. Our revenues are recorded net of certain discounts and estimates for returns. Hospital pharmacy revenues represent management fees and pass through costs associated with managing the clients’ hospital pharmacy.

Cost of goods sold is comprised primarily of the cost of product and is principally attributable to the dispensing of prescription drugs. Our cost of product relating to drugs dispensed by our pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions. Cost of goods also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. In addition, cost of product includes a credit for rebates earned directly or indirectly from pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. The Corporation receives rebates on brand and generic drugs dispensed and other administrative rebates.

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

Merger, acquisition, integration costs, and other charges represent the costs associated with integrating our operations, as well as costs related to acquisitions. Also included in this category are costs related to the unsolicited tender offer by Omnicare and costs related to the transition of the information technology services being provided by the Corporation’s current vendor to another vendor (“IT Transition”).

Hurricane Sandy disaster costs reflect costs associated with damages caused by Hurricane Sandy in October 2012 and the related recovery from the effects of the storm to the Corporation’s operations.

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

Inventory reflects the cost of prescription products held for dispensing by our pharmacies, net of allocated rebates, and is recorded on a first-in, first-out basis. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns on inventory.

Deferred tax assets primarily represent temporary differences between the financial statement basis and the tax basis of certain accrued expenses, goodwill, accounts receivable allowance, net operating loss carryforwards, and stock-based compensation.

Fixed assets include investments in our pharmacies and information technology, including capitalized software development. Goodwill and intangible assets are comprised primarily of goodwill and intangibles related to our previous acquisitions.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2010		Increase (Decrease)		2011		Increase (Decrease)		2012
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Net revenues:
Institutional Pharmacy	$1,789.4	96.9%	$229.2	12.8%	$2,018.6	97.0%	$(254.3)	(12.6)%	$1,764.3	96.3%
Hospital Management and other	57.9	3.1	4.6	7.9	62.5	3.0	5.8	9.3	68.3	3.7

Total net revenues	1,847.3	100.0	233.8	12.7	2,081.1	100.0	(248.5)	(11.9)	1,832.6	100.0

Cost of goods sold:
Institutional Pharmacy	1,554.4	84.2	177.0	11.4	1,731.4	83.2	(258.9)	(15.0)	1,472.5	80.4
Hospital Management and other	50.4	2.7	4.4	8.7	54.8	2.6	5.1	9.3	59.9	3.2

Total cost of goods sold	1,604.8	86.9	181.4	11.3	1,786.2	85.8	(253.8)	(14.2)	1,532.4	83.6

Gross profit:
Institutional Pharmacy	235.0	12.7	52.2	22.2	287.2	13.8	4.6	1.6	291.8	15.9
Hospital Management and other	7.5	0.4	0.2	2.7	7.7	0.4	0.7	9.1	8.4	0.5

Total gross profit	$242.5	13.1%	$52.4	21.6%	$294.9	14.2%	$5.3	1.8%	$300.2	16.4%

Institutional Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	37,826		3,851	10.2%	41,677		(2,465)	(5.9)%	39,212
Revenue per prescription dispensed	$47.31		$1.12	2.4%	$48.43		$(3.44)	(7.1)%	$44.99
Gross profit per prescription dispensed	$6.21		$0.68	10.9%	$6.89		$0.55	8.0%	$7.44
Institutional pharmacy gross margin	13.1%		1.1%	8.3%	14.2%		2.3%	16.2%	16.5%
Generic dispensing rate *	76.5%		3.1%	4.1%	79.6%		3.7%	4.6%	83.3%
Customer licensed beds under contract
Beginning of period	313,364		47,790	15.2%	361,154		(23,941)	(6.6)%	337,213
Additions	95,949		(65,489)	(68.3)	30,460		(9,262)	(30.4)%	21,198
Losses	(48,159)		(6,242)	(13.0)%	(54,401)		2,998	5.5%	(51,403)

End of period	361,154		(23,941)	(6.6)%	337,213		(30,205)	(9.0)%	307,008

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	90		1	1.1%	91		(2)	(2.2)%	89

*	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation in all periods.

Revenues

Institutional pharmacy revenues decreased $254.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the net decline in customer licensed beds under contract of 30,205 as well as other factors including the continued wave of drugs converting from brand to generic which results in lower revenues. The decrease of $254.3 million is comprised of an unfavorable volume variance of approximately $119.4 million or 2,465,000 less prescriptions dispensed and an unfavorable rate variance of approximately $134.9 million or $3.44 decrease per prescription dispensed. The rate variance was comprised of an increase of approximately $65.0 million due to inflation on brand name drugs dispensed between periods offset by reduced reimbursement rates on generics and certain pricing concessions and a decrease of approximately $199.9 million due to the increase in the generic dispensing rate from 79.6% to 83.3%.

The increase in hospital management and other revenues of $5.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to primarily to the acquisition of Amerita, Inc. (“Amerita”) in the fourth quarter 2012 and an overall increase in pass through costs partially offset by two less hospitals serviced during the period.

Institutional pharmacy revenues increased $229.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to the Chem Rx and other pharmacy acquisitions. The increase of $229.2 million resulted from a favorable volume variance of approximately $182.2 million or 3,851,000 additional prescriptions dispensed and a favorable rate variance of approximately $47.0 million or $1.12 increase per prescription dispensed. The rate variance was comprised of approximately $204.3 million due to inflation on drugs dispensed between periods offset by $157.3 million due to the increase in the generic dispensing rate from 76.5% to 79.6% and certain pricing concessions. The favorable volume variance of approximately $182.2 million was due to the increase in customer licensed beds under contract as a result of the acquisitions.

The increase in hospital management and other revenues of $4.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in the number of hospital management contracts serviced.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $258.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and certain brand-name drugs that recently went generic. The decrease of $258.9 million is comprised of a volume variance of $102.4 million and a rate variance of $156.5 million. The drug costs as a percentage of revenue decreased 375 bps as a result of rebates and the brand to generic conversions. Other costs included in cost of goods sold decreased in overall dollars but increased as a percentage of revenues 145 bps, of which the increase primarily related to salaries and wages expense, employee benefits and delivery fees as a percentage of revenues increasing 71 bps, 32 bps and 15 bps, respectively, along with other smaller increases in various items.

The increase in hospital management and other cost of goods sold of $5.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due primarily to the acquisition of Amerita and the overall increase in pass through costs partially offset by two less hospitals serviced during the period.

Institutional pharmacy cost of goods sold increased $177.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the Chem Rx and other pharmacy acquisitions. Overall total drug costs decreased as a percent of revenues 114 bps due primarily to higher rebates on generic drugs as a result of the Amended Prime Vendor Agreement and implementation of changes in branded pharmaceutical purchasing practices. Other costs included in cost of goods sold increased as a percentage of revenues 4 bps.

Hospital management and other cost of goods sold increased $4.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the additional hospital management contract serviced during the period.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Years Ended December 31,
	2010		Increase (Decrease)		2011		Increase (Decrease)		2012
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Gross profit and operating expenses:
Total gross profit	$242.5	13.1%	$52.4	21.6%	$294.9	14.2%	$5.3	1.8%	$300.2	16.4%
Selling, general and administrative expenses	182.8	9.9	33.7	18.4	216.5	10.4	(1.8)	(0.8)	214.7	11.7
Amortization expense	9.3	0.5	1.7	18.3	11.0	0.5	1.3	11.8	12.3	0.7
Impairment of intangible assets	—	—	5.1	100.0	5.1	0.3	(5.1)	(100.0)	—	—
Merger, acquistition, integration costs and other charges	14.6	0.8	0.7	4.8	15.3	0.8	4.6	30.1	19.9	1.1
Hurricane Sandy disaster costs	—	—	—	—	—	—	4.5	100.0	4.5	0.2
Interest expense, net	3.6	0.2	5.2	144.4	8.8	0.4	1.2	13.6	10.0	0.6

Income before provision for income taxes	32.2	1.7	6.0	18.6	38.2	1.8	0.6	1.6	38.8	2.1
Provision for income taxes	13.0	0.7	1.8	13.8	14.8	0.7	1.1	7.4	15.9	0.9

Net income	$19.2	1.0%	$4.2	21.9%	$23.4	1.1%	$(0.5)	(2.1)%	$22.9	1.2%

Institutional pharmacy gross profit for the year ended December 31, 2012 was $291.8 million or $7.44 per prescription dispensed compared to $287.2 million or $6.89 per prescription dispensed for the year ended December 31, 2011. Institutional pharmacy gross profit margin for the year ended December 31, 2012 was 16.5% compared to 14.2% for the year ended December 31, 2011. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic, decreases in overall drug costs and higher rebates as a percent of revenues.

Institutional pharmacy gross profit for the year ended December 31, 2011 was $287.2 million or $6.89 per prescription dispensed compared to $235.0 million or $6.21 per prescription dispensed for the year ended December 31, 2010. Institutional pharmacy gross profit margin for the year ended December 31, 2011 was 14.2% compared to 13.1% for the year ended December 31, 2010. Gross profit margin was positively impacted by higher margins on drugs which recently became available as generics, better pricing terms as a result of the Amended Prime Vendor Agreement, and implementation of changes in branded pharmaceutical purchasing practices. The increase in gross profit dollars was as a result of these factors as well as the Chem Rx and other pharmacy acquisitions.

Selling, General and Administrative Expenses (Dollars in millions)

	Years Ended December 31,
	2010		Increase (Decrease)		2011		Increase (Decrease)		2012
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Selling, general and administrative expenses
Total wages, benefits and contract labor	$92.3	5.0%	$18.0	19.5%	$110.3	5.3%	$(1.3)	(1.2)%	$109.0	5.9%
Contracted services	15.1	0.8	(0.1)	(0.7)	15.0	0.7	0.8	5.3	15.8	0.9
Provision for doubtful accounts	18.5	1.0	6.3	34.1	24.8	1.2	0.4	1.6	25.2	1.4
Supplies	6.7	0.4	0.1	1.5	6.8	0.3	(0.4)	(5.9)	6.4	0.3
Travel expenses	5.0	0.3	0.1	2.0	5.1	0.2	(0.1)	(2.0)	5.0	0.3
Professional fees	8.6	0.5	4.7	54.7	13.3	0.6	(2.3)	(17.3)	11.0	0.6
Adjudication	3.1	0.2	1.0	32.3	4.1	0.2	(0.9)	(22.0)	3.2	0.2
Stock-based compensation	4.8	0.3	1.1	22.9	5.9	0.3	0.8	13.6	6.7	0.4
Depreciation	10.0	0.5	(0.2)	(2.0)	9.8	0.5	(0.3)	(3.1)	9.5	0.5
Rent	4.5	0.2	0.3	6.7	4.8	0.2	(0.1)	(2.1)	4.7	0.3
Maintenance	2.6	0.1	0.3	11.5	2.9	0.1	0.5	17.2	3.4	0.2
Other costs	11.6	0.6	2.1	18.1	13.7	0.8	1.1	8.0	14.8	0.7

Total selling, general and administrative expenses	$182.8	9.9%	$33.7	18.4%	$216.5	10.4%	$(1.8)	(0.8)%	$214.7	11.7%

Selling, general and administrative expenses decreased $1.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease of $1.8 million is due primarily to decreases of $2.3 million in professional fees and $1.3 million in labor costs as a result of a realignment of certain overhead functions, partially offset by an increase of $0.8 million in both contracted services and stock-based compensation. All other costs included in selling, general and administrative expenses increased approximately $0.2 million.

Selling, general and administrative expenses increased $33.7 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase of $33.7 million is primarily due to higher labor costs of $18.0 million. The labor increase of $18.0 million included $10.9 million of performance based compensation. Bad debt expense increased $6.3 million primarily as a result of the Chem Rx and other pharmacy acquisitions and professional fees increased $4.7 million. All other costs included in selling, general and administrative expenses increased approximately $4.7 million as a result of the acquisitions.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Years Ended December 31,
	2010		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$1.7	0.1%	$1.9	0.1%	$1.6	0.1%
Equipment and software	16.4	0.9	17.4	0.9	16.7	0.9
Leased equipment	0.7	NM	0.8	NM	0.3	NM

Total depreciation expense	$18.8	1.0%	$20.1	1.0%	$18.6	1.0%

Depreciation expense recorded in cost of goods sold	$8.8	0.5%	$10.3	0.5%	$9.1	0.5%
Depreciation expense recorded in selling, general & administrative expenses	10.0	0.5	9.8	0.5	9.5	0.5

Total depreciation expense	$18.8	1.0%	$20.1	1.0%	$18.6	1.0%

Total capital expenditures	$12.6	0.7%	$13.2	0.6%	$20.8	1.1%

Depreciation expense decreased $1.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of certain equipment and leasehold improvements becoming fully depreciated in 2011 and having no expense in 2012. Additionally, there was a decrease in depreciation on leased equipment of $0.5 million as a result of the capital lease expiration in the first half of 2012.

Depreciation expense increased $1.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of a full year of depreciation for the Chem Rx acquisition and the acquisition of Lone Star Pharmacy LTD, a Texas Limited partnership, and Pharmastat Transport, LTD, a Texas limited partnership (collectively, “Lone Star”).

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Years Ended December 31,
	2010		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Trade names	$1.5	0.1%	$1.6	0.1%	$1.7	0.1%
Non-compete agreements	1.8	0.1	1.9	0.1	2.4	0.2
Customer relationships	6.0	0.3	7.5	0.3	8.2	0.4

Total amortization expense	$9.3	0.5%	$11.0	0.5%	$12.3	0.7%

Amortization expense increased $1.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of amortization expense recognized primarily on customer relationships acquired through the 2011 Acquisitions. Additionally, more expense was recognized in 2012 compared to 2011 related to short-term non-compete agreements which began in the current year.

Amortization expense increased $1.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of a full year of amortization associated with intangibles acquired in the Chem Rx and Lone Star acquisitions.

Impairment of intangible assets

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment incurred was the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined that the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions, except per share amounts)

	Years Ended December 31,
	2010	2011	2012
Merger, integration costs and other charges:
Pre-Pharmacy transaction litigation matters	$5.0	$(2.0)	$—
IT Transition costs	—	—	3.0
Tender offer costs	—	2.8	1.9
Professional and advisory fees	2.3	0.9	3.2
General and administrative	0.7	0.1	—
Employee costs	0.5	0.2	0.2
Severance costs	0.6	0.2	0.1
Facility costs	0.3	0.2	0.8

	9.4	2.4	9.2

Acquisition related costs:
Professional and advisory fees	3.5	4.9	7.7
General and administrative	1.5	0.8	0.2
Employee costs	0.4	2.9	2.4
Severance costs	—	1.7	(0.3)
Facility costs	1.3	1.7	0.6
Contingent consideration	(1.7)	—	—
Other	0.2	0.9	0.1

	5.2	12.9	10.7

Total merger, acquisition, integration costs and other charges	$14.6	$15.3	$19.9

Negative effect on diluted earnings per share	$(0.29)	$(0.32)	$(0.40)

The Corporation incurred integration costs and other charges during the year ended December 31, 2012 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees along with other costs related to costs to convert data and integrate systems. During the years ended December 31, 2011 and December 31, 2012, $2.8 million and $1.9 million, respectively, of tender offer costs were incurred. The Corporation does not anticipate that any additional tender offer costs will be incurred as the tender offer expired on February 21, 2012.

Integration costs increased $6.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to the reversal of an estimated liability in 2011. During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability. In addition, the Corporation incurred costs and other charges of $3.0 million in 2012 related to the IT Transition.

Acquisition costs decreased $2.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Acquisition and related costs were higher for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the continuing costs associated with the Chem Rx acquisition. In addition, professional and advisory fees were higher as a result of the 2011 acquisitions and other pipeline acquisition opportunities.

In the year ended December 31, 2010 the Corporation concluded a contingent consideration of $1.7 million was not met and therefore reversed the liability. The contingent consideration represented a future earn-out associated with our acquisition of an institutional pharmacy business based in West Virginia. The liability was relieved as of December 31, 2010 when it became apparent the contingent consideration would not be paid. The Corporation assessed the fair value of the liability through the date of determination which was August 10, 2012 when it was concluded that the gross profit requirement for the payout of the contingent consideration was not met.

Hurricane Sandy disaster costs

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility (“Long Beach”) as well as damage and disruption at our customers facilities included lower revenue estimated at $8.6 million due to the inability to operate at full capacity during the recovery period. In addition, the Corporation has incurred actual losses as follows for the year ended December 31, 2012 (dollars in millions):

Fixed assets	$1.6
Excess operating costs	1.4
Inventory	1.3
Contractual and bad debt expense	1.0
Business continuation	0.8
Restoration	0.5
Professional fees	0.2
Employee costs	0.1
Insurance recoverable	(2.4)

Total net costs associated with Hurricane Sandy	$4.5

Negative effect on diluted earnings per share	$(0.09)

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its $1.0 million deductible, is approximately $2.4 million. After consideration of a $1.0 million advance by the insurance carrier the Corporation has recorded a receivable for $1.4 million which is included in prepaids and other assets in the consolidated balance sheet. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the loss shown in the 2012 results was recorded. Additionally, the Corporation allocated $1.4 million of certain operating costs and $1.0 million in bad debt expense and contractual revenue adjustments, associated with lost business and customers to Hurricane Sandy disaster costs in the consolidated income statement.

Interest Expense (Dollars in millions)

	Years Ended December 31,
	2010	2011	2012
Interest expense:
Term Debt	$2.8	$6.0	$7.4
Revolving Credit Facility	0.4	2.0	1.6

Subtotal (including commitment fees and letters of credit fees)	3.2	8.0	9.0
Other:
Interest income	(0.2)	—	—
Amortization of deferred financing fees	0.6	0.8	1.0

Total interest expense, net	$3.6	$8.8	$10.0

Interest rate (excluding applicable margin):
Average interest rate on variable term debt	0.28%	0.52%	0.36%
LIBOR—1month, at beginning of period	0.23%	0.26%	0.30%
LIBOR—1month, at end of period	0.26%	0.30%	0.21%

Interest expense increased $1.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to higher interest rates, partially offset by lower interest on the revolving credit facility due to the lower average outstanding balance. The Corporation’s interest rate on its borrowings increased from London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) plus 1.0% to LIBOR plus 2.75% on May 2, 2011 due to the Corporation’s refinancing activities in the second quarter 2011, which paid off the 2007 credit agreement and replaced it with the Credit Agreement dated May 2, 2011. Long-term debt, including the current portion, was $300.0 million and $315.5 million as of December 31, 2011 and December 31, 2012, respectively.

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

Tax Provision (Dollars in millions)

	Years Ended December 31,
	2010	2011	2012
Tax provision	$13.0	$14.8	$15.9

Total provision as a percentage of income	40.2%	38.7%	40.9%

The effective tax rate for the year ended December 31, 2012 was 40.9%, which was comprised of the 35.0% federal rate, 4.2% for the state rate, and 1.7% for permanent differences and other discrete items. The rate for the year ended December 31, 2012 was unfavorably impacted by the impact of Hurricane Sandy and non-deductible transaction costs related to the Amerita acquisition. Exclusive of these adjustments, the effective rate for the period ended December 31, 2012 would have been 40.2%, comprised of 35.0% federal rate, 4.2% for the state rate and 1.0% for the permanent differences and other discrete items.

Our effective tax rate for the year ended December 31, 2011 was 38.7%, which was comprised of the 35.0% federal rate, 4.5% for the state rate, and a net benefit of 0.8% related to reserve releases for unrecognized tax benefits, permanent differences and other discrete items. Our effective tax rate for the year ended December 31, 2010 was 40.2%, which was comprised of the 35.0% federal rate and 5.2 % for the state rate, permanent differences and other discrete items.

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

Cash Flows—The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Years Ended December 31,
	2010	2011	2012
Net cash provided by operating activities	$98.2	$26.8	$85.7
Net cash used in investing activities	(133.2)	(64.0)	(105.3)
Net cash (used in) provided by financing activities	(5.4)	43.8	14.5

Net (decrease) increase in cash and cash equivalents	(40.4)	6.6	(5.1)
Cash and cash equivalents at beginning of period	51.2	10.8	17.4

Cash and cash equivalents at end of period	$10.8	$17.4	$12.3

Operating Activities—Cash provided by operating activities aggregated $85.7 million for the year ended December 31, 2012 compared to $26.8 million for the year ended December 31, 2011. The increase in cash provided by operating activities compared to the prior period is a result of an increase in accounts receivable collections and a decrease in cash used for inventory and accounts payable primarily resulting from a decrease in revenue. These increases are partially offset by cash used for taxes of $12.6 million and $10.8 million of cash used for items related to Hurricane Sandy, which includes an estimated $7.8 million of decreased cash collections. Also, for the year ended December 31, 2011 compared to the 2012 period there were additional payments of $42.3 million to AmerisourceBergen as a result of 2011 containing an additional Friday and an adjustment of Chem Rx’s payment terms, relating to the Amended Prime Vendor Agreement, thus lowering the 2011 cash from operations.

Cash provided by operating activities aggregated $26.8 million for the year ended December 31, 2011 compared to $98.2 million for the year ended December 31, 2010. The decrease in cash provided by operating activities compared to the prior period is a result of the increase in inventory purchases as a result of the Corporation implementing changes in its branded pharmaceutical purchasing practices and an increase in rebate receivables from AmerisourceBergen under the Amended Prime Vendor Agreement. The change in purchasing provides the Corporation with the opportunity to maximize its gross margin on certain pharmaceuticals. Also, for the year ended December 31, 2011 compared to the prior period there were additional payments of $42.3 million to AmerisourceBergen as a result of 2011 containing an additional Friday and an adjustment of Chem Rx’s payment terms, relating to the Amended Prime Vendor Agreement.

Investing Activities— Cash used in investing activities aggregated $105.3 million for the year ended December 31, 2012 as compared to $64.0 million for the year ended December 31, 2011. The increase in investing activities compared to prior period is due primarily to the $84.0 million acquisition of Amerita on December 13, 2012. In addition, capital expenditures increased over prior period due to the purchase of computer hardware and software necessary for the IT Transition.

Cash used in investing activities aggregated $64.0 million for the year ended December 31, 2011 as compared to $133.2 million for the year ended December 31, 2010. The decrease in investing activities compared to prior period is due primarily to the decrease in pharmacy acquisitions of $69.7 million for the year ended December 31, 2011 as compared to the prior period. The decrease in cost of acquisitions was partially offset by increased capital expenditures.

Financing Activities— Cash provided by financing activities aggregated $14.5 million for the year ended December 31, 2012 as compared to $43.8 million for the year ended December 31, 2011. The Corporation paid $6.3 million on the term loan during 2012 as compared to the prior year when the Corporation borrowed a net $10.0 million on the term loan in conjunction with the refinancing. The Corporation had net borrowings of $21.7 million on its revolver, including $58.5 million during 2012 for the acquisition of Amerita. In 2011, the Corporation had net borrowings on the revolver of $44.4 million. Additionally, in 2011 the Corporation paid $9.8 million in debt issuance costs related to the Credit Agreement.

Cash provided by financing activities aggregated $43.8 for the year ended December 31, 2011 compared to cash used in financing activities of $5.4 million for the year ended December 31, 2010. The increase is primarily due to additional borrowings and financing costs associated with the Credit Agreement entered into on May 2, 2011 and revolver borrowings to fund the aforementioned inventory purchases and acquisition.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBO Rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, or the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. Any changes in the base rate, federal funds rate or adjusted LIBO Rate shall be effective from and including the effective date of such change in the rate, as applicable. The Credit Agreement also provides for letter of credit fees between 2.25% and 3.00%, plus a fronting fee payable to the letter of credit issuing bank, and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.375% to 0.50%, in each case depending on the leverage ratio of the Corporation.

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

The Corporation had a total of $243.8 million outstanding of term debt under the Credit Agreement and $71.7 outstanding balance under the revolving portion of the Credit Agreement as of December 31, 2012. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2012 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $126.3 million as of December 31, 2012. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $543.8 million, subject to securing additional commitments from existing or new lenders.

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

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	>=3.00 to 1.00	<=4.00 to 1.00	<=3.00%
December 31, 2011	11.99	2.44	0.63%
December 31, 2012	11.07	2.54	1.14%

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay cash dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2012, the Corporation had $8.3 million of unamortized deferred financing fees. The Corporation amortizes these deferred financing fees using the effective interest method for fees associated with the term debt and the straight-line method for fees associated with the revolving credit facility.

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies (the “Amended Prime Vendor Agreement”) by and between ABDC, a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC. On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the “First Amendment”) modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016.

The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation’s drug pricing under the terms of the First Amendment.

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

The Corporation purchased 82,801 shares under the program during the year ended December 31, 2012 for an aggregate purchase price, including commissions, of $1.0 million at an average purchase price of $11.96 per share. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 23,364 shares of certain vested awards for an aggregate price of approximately $0.2 million during the year ended December 31, 2012. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2012, the Corporation had a total of 1,456,293 shares held as treasury stock.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2012 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter
Operating activities:
Amended Prime Vendor Agreement (1)	$—	$—	$—	$—	$—	$—
Non-cancelable operating leases	15.2	10.1	7.9	6.0	4.6	9.4
Financing activities:
Total debt and estimated interest (2) (3)	19.1	18.7	118.0	179.0	—	—

Totals	$34.3	$28.8	$125.9	$185.0	$4.6	$9.4

(1)	Under the First Amendment to the Amended Prime Vendor Agreement the Corporation is required to purchase a certain percentage of its drug purchases through AmerisourceBergen through September 30, 2016.
(2)	At December 31, 2012, the Corporation had $71.7 million outstanding on the revolving credit facility and the balance is included in the 2015 column as a long-term obligation.
(3)	Estimated interest amounts do not include interest on the revolving credit facility, as the interest rate is variable and the timing and amounts are uncertain.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2011 and 2012 (in millions, except where indicated):

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$519.6	$516.0	$503.0	$480.0	$482.8	$442.3	$426.2	$413.0
Hospital management and other revenues	15.5	15.7	15.7	15.6	16.1	16.2	15.8	20.2

Total revenues	535.1	531.7	518.7	495.6	498.9	458.5	442.0	433.2

Cost of goods sold:
Institutional pharmacy	455.4	441.1	429.3	405.6	412.0	368.2	351.9	340.4
Hospital management and other	13.5	13.7	13.8	13.8	14.3	14.4	14.0	17.2

Total cost of goods sold	468.9	454.8	443.1	419.4	426.3	382.6	365.9	357.6

Gross profit:
Institutional pharmacy	64.2	74.9	73.7	74.4	70.8	74.1	74.3	72.6
Hospital management and other	2.0	2.0	1.9	1.8	1.8	1.8	1.8	3.0

Total gross profit	66.2	76.9	75.6	76.2	72.6	75.9	76.1	75.6

Selling, general and administrative	52.1	55.6	55.0	53.8	52.4	54.9	54.5	52.9
Amortization expense	2.7	2.7	3.0	2.6	2.8	3.0	3.2	3.3
Impairment of intangible assets	—	—	5.1	—	—	—	—	—
Merger, acquisition, integration costs, and other charges	4.7	5.1	1.8	3.7	5.4	2.8	6.1	5.6
Hurricane Sandy disaster costs	—	—	—	—	—	—	—	4.5

Operating income	6.7	13.5	10.7	16.1	12.0	15.2	12.3	9.3
Interest expense, net	1.1	2.6	2.6	2.5	2.7	2.5	2.4	2.4

Income before income taxes	5.6	10.9	8.1	13.6	9.3	12.7	9.9	6.9
Provision for income taxes	2.3	3.5	3.3	5.7	3.7	5.1	3.9	3.2

Net income	$3.3	$7.4	$4.8	$7.9	$5.6	$7.6	$6.0	$3.7

Earnings per share (1):
Basic	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26	$0.20	$0.13
Diluted	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26	$0.20	$0.12
Adjusted diluted earnings per diluted share (1)(2):	$0.20	$0.33	$0.31	$0.35	$0.30	$0.32	$0.33	$0.33
Shares used in computing earnings per share:
Basic	29.3	29.3	29.4	29.4	29.4	29.5	29.5	29.5
Diluted	29.4	29.4	29.5	29.6	29.7	29.7	29.8	30.0
Balance sheet data:
Cash and cash equivalents	$12.3	$14.6	$10.3	$17.4	$6.7	$12.0	$49.5	$12.3
Working capital (3)	$295.5	$334.6	$336.7	$348.4	$330.0	$316.6	$323.2	$323.3
Goodwill (3)	$193.9	$186.8	$183.4	$214.9	$214.9	$214.9	$214.9	$268.2
Intangible assets, net	$100.3	$100.8	$93.1	$100.2	$97.8	$95.7	$94.0	$121.9
Total assets (3)	$784.7	$823.4	$787.6	$834.0	$800.7	$782.3	$798.2	$885.7
Long-term debt	$244.3	$274.0	$257.9	$300.0	$272.1	$250.0	$243.8	$315.5
Total stockholders’ equity	$389.2	$398.3	$404.5	$413.8	$420.8	$429.7	$437.3	$442.6
Supplemental information:
Adjusted EBITDA(2)	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5	$26.2	$27.4
Adjusted EBITDA Margin (2)	3.6%	4.9%	4.9%	5.6%	5.0%	5.6%	5.9%	6.3%
Adjusted EBITDA per prescription dispensed (2)	$1.78	$2.48	$2.45	$2.78	$2.48	$2.58	$2.70	$2.87
Net cash provided by (used in) operating activities	$5.4	$(5.1)	$12.0	$14.5	$19.9	$31.9	$51.4	$85.7
Net cash used in investing activities	$(2.4)	$(12.3)	$(3.1)	$(46.2)	$(2.4)	$(4.6)	$(7.0)	$(105.3)
Net cash (used in) provided by financing activities	$(1.5)	$19.7	$(13.2)	$38.8	$(28.2)	$(22.0)	$(6.9)	$14.5
Statistical information (in whole numbers except where indicated)
Institutional Pharmacy
Financial Data
Prescriptions dispensed (in thousands)	10,769	10,607	10,357	9,944	10,085	9,879	9,711	9,537
Revenue per prescription dispensed	$48.25	$48.65	$48.57	$48.27	$47.87	$44.77	$43.89	$43.31
Gross profit per prescription dispensed	$5.96	$7.06	$7.12	$7.48	$7.02	$7.50	$7.65	$7.61
Institutional pharmacy gross margin	12.3%	14.5%	14.7%	15.5%	14.7%	16.8%	17.3%	17.6%
Generic drug dispensing rate (4)	79.4%	79.4%	79.6%	80.0%	80.9%	83.2%	84.4%	84.8%
Customer licensed beds under contract
Beginning of period	361,154	355,666	350,871	339,946	337,213	330,889	323,524	320,009
Additions	5,479	6,552	4,134	14,295	5,008	5,136	5,654	5,400
Losses	(10,967)	(11,347)	(15,059)	(17,028)	(11,332)	(12,501)	(9,169)	(18,401)

End of period	355,666	350,871	339,946	337,213	330,889	323,524	320,009	307,008

Hospital management contracts serviced	90	90	90	91	90	91	89	89

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)	See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings Per Diluted Common Share, and for Reconciliation of Net Income to Adjusted EBITDA and Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.
(4)	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing calculation for all prior periods.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income	$3.3	$7.4	$4.8	$7.9	$5.6	$7.6	$6.0	$3.7
Add:
Interest expense, net	1.1	2.6	2.6	2.5	2.7	2.5	2.4	2.4
Merger, acquisition, integration cost and other charges	4.7	5.1	1.8	3.7	5.4	2.8	6.1	5.6
Hurricane Sandy disaster costs	—	—	—	—	—	—	—	4.5
Provision for income taxes	2.3	3.5	3.3	5.7	3.7	5.1	3.9	3.2
Impairment of intangible assets	—	—	5.1	—	—	—	—	—
Depreciation and amortization expense	7.8	7.7	7.8	7.8	7.6	7.5	7.8	8.0

Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5	$26.2	$27.4

Adjusted EBITDA Margin	3.6%	4.9%	4.9%	5.6%	5.0%	5.6%	5.9%	6.3%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$19.2	$26.3	$25.4	$27.6	$25.0	$25.5	$26.2	$27.4
Interest expense, net	(1.1)	(2.6)	(2.6)	(2.5)	(2.7)	(2.5)	(2.4)	(2.4)
Provision for income taxes	(2.3)	(3.5)	(3.3)	(5.7)	(3.7)	(5.1)	(3.9)	(3.2)
Merger, acquisition, integration cost and other charges	(4.4)	(4.7)	(1.3)	(3.4)	(3.8)	(2.5)	(5.8)	(6.5)
Hurricane Sandy disaster costs	—	—	—	—	—	—	—	(3.0)
Provision for bad debt	5.4	5.8	6.4	7.2	6.2	6.2	7.3	5.5
Stock-based compensation and deferred compensation	1.5	1.8	1.3	1.4	1.8	1.2	2.6	1.5
Amortization of deferred financing fees	0.2	0.3	0.2	0.1	0.2	0.2	0.3	0.3
Deferred income taxes	2.3	4.6	2.9	4.1	2.6	3.4	(2.1)	(1.1)
Loss (gain) on disposition of equipment	0.1	0.1	0.1	(0.2)	(0.1)	—	—	0.2
Other	—	—	(0.2)	0.4	(0.2)	0.2	0.1	0.1
Changes in assets and liabilities	(15.4)	(33.2)	(16.9)	(14.5)	(5.2)	5.2	29.4	(36.3)

Net Cash Flows from Operating Activities	$5.4	$(5.1)	$12.0	$14.5	$20.1	$31.8	$51.7	$(17.5)

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Diluted earnings per share	$0.11	$0.25	$0.16	$0.27	$0.19	$0.26	$0.20	$0.12
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	—	—	0.11	—	—	—	—	—
Merger, acquisition, integration cost and other charges	0.09	0.12	0.04	0.07	0.11	0.06	0.13	0.11
Hurricane Sandy disaster costs	—	—	—	—	—	—	—	0.09
Tax accounting matters	—	(0.04)	—	0.01	—	—	—	0.01

Adjusted diluted earnings per share	$0.20	$0.33	$0.31	$0.35	$0.30	$0.32	$0.33	$0.33

Following Represent the Fourth Quarter 2012 Results compared to the Fourth Quarter 2011

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2011		Increase (Decrease)		December 31, 2012
	Amount	% of Total Revenues			Amount	% of Total Revenues
Net revenues
Institutional Pharmacy	$480.0	96.9%	$(67.0)	(14.0)%	$413.0	95.3%
Hospital Management and other	15.6	3.1	4.6	29.5	20.2	4.7

Total net revenues	495.6	100.0	(62.4)	(12.6)	433.2	100.0

Cost of goods sold
Institutional Pharmacy	405.6	81.8	(65.2)	(16.1)	340.4	78.5
Hospital Management and other	13.8	2.8	3.4	24.6	17.2	4.0

Total cost of goods sold	419.4	84.6	(61.8)	(14.7)	357.6	82.5

Gross profit
Institutional Pharmacy	74.4	15.1	(1.8)	(2.4)	72.6	16.8
Hospital Management and other	1.8	0.3	1.2	66.7	3.0	0.7

Total gross profit	$76.2	15.4%	$(0.6)	(0.8)%	$75.6	17.5%

Institutional Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,944		(407)	(4.1)%	9,537
Revenue per prescription dispensed	$48.27		$(4.96)	(10.3)%	$43.31
Gross profit per prescription dispensed	$7.48		$0.13	1.7%	$7.61
Institutional pharmacy gross margin	15.5%		2.1%	13.5%	17.6%
Generic dispensing rate*	80.0%		4.8%	6.0%	84.8%
Customer licensed beds under contract
Beginning of period	339,946		(19,937)	(5.9)%	320,009
Additions	14,295		(8,895)	(62.2)	5,400
Losses	(17,028)		(1,373)	(8.1)	(18,401)

End of period	337,213		(30,205)	(9.0)%	307,008

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	91		(2.0)	(2.2)%	89

*	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation in all periods.

Revenues

Institutional pharmacy revenues decreased $67.0 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due primarily to the continued wave of drugs converting from brand to generic and a net decline in customer licensed beds under contract of 30,205. Additionally, the Corporation experienced an estimated $8.6 million of lost revenues resulting from Hurricane Sandy and the

Corporation’s inability to operate at full capacity following the storm. The decrease of $67.0 million is comprised of an unfavorable volume variance of approximately $19.7 million or 407,000 less prescriptions dispensed and an unfavorable rate variance of approximately $47.3 million or $4.96 decrease per prescription dispensed. The rate variance was comprised of an increase of approximately $19.7 million due to inflation on brand name drugs dispensed between periods offset by reduced reimbursement rates on generics and certain pricing concessions and a decrease of approximately $67.0 million due to the increase in the generic dispensing rate from 80.0% to 84.8%.

The increase in hospital management and other revenues of $4.6 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was due to the purchase of Amerita in December 2012 and an overall increase in pass through costs partially offset by two less hospitals serviced during the period.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $65.2 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and certain brand-name drugs that recently went generic. The decrease of $65.2 million is comprised of a volume variance of $16.6 million and a rate variance of $48.6 million. Drug costs as a percentage of revenue decreased 432 bps as a result of rebates and the brand to generic conversions. Other costs included in cost of goods sold decreased in overall dollars but increased as a percentage of revenues 222 bps, of which the increase primarily related to salaries and wages expense increasing as a percentage of revenue by 154 bps and delivery fees as a percentage of revenues increasing by 25 bps, along with other smaller increases in various items.

Hospital management and other cost of goods sold increased $3.4 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase was due primarily to the acquisition of Amerita on December 13, 2012 along with overall increase in pass through costs partially offset by two less hospitals serviced during the period.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2011		Increase (Decrease)		December 31, 2012
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$76.2	15.4%	$(0.6)	(0.8)%	$75.6	17.5%
Selling, general and administrative expenses	53.8	10.9	(0.9)	(1.7)	52.9	12.2
Amortization expense	2.6	0.5	0.7	26.9	3.3	0.8
Merger, acquisition, integration costs, and other charges	3.7	0.7	1.9	51.4	5.6	1.3
Hurricane Sandy disaster costs	—	—	4.5	100.0	4.5	1.0
Interest expense, net	2.5	0.5	(0.1)	(4.0)	2.4	0.6

Income before income taxes	13.6	2.8	(6.7)	(49.3)	6.9	1.6
Provision for income taxes	5.7	1.2	(2.5)	(43.9)	3.2	0.7

Net income	$7.9	1.6%	$(4.2)	(53.2)%	$3.7	0.9%

Institutional pharmacy gross profit for the three months ended December 31, 2012 was $72.6 million or $7.61 per prescription dispensed compared to $74.4 million or $7.48 per prescription dispensed for the three months ended December 31, 2011. Institutional pharmacy gross profit margin for the three months ended December 31, 2012 was 17.6% compared to 15.5% for the three months ended December 31, 2011. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic resulting in decreases in overall drug costs and higher rebates as a percent of revenues.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	December 31, 2011		Increase (Decrease)		December 31, 2012
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$25.1	5.1%	$2.4	9.6%	$27.5	6.4%
Contracted services	3.7	0.8	0.6	16.2	4.3	1.0
Provision for doubtful accounts	7.2	1.5	(1.7)	(23.6)	5.5	1.3
Supplies	1.7	0.3	(0.2)	(11.8)	1.5	0.3
Travel expenses	1.4	0.3	(0.2)	(14.3)	1.2	0.3
Professional fees	4.2	0.8	(2.7)	(64.3)	1.5	0.3
Adjudication expense	1.1	0.2	(0.3)	(27.3)	0.8	0.2
Stock-based compensation	1.4	0.3	0.2	14.3	1.6	0.4
Depreciation	2.6	0.5	(0.2)	(7.7)	2.4	0.6
Rent	1.2	0.2	—	—	1.2	0.3
Maintenance	0.6	0.1	0.4	66.7	1.0	0.2
Other costs	3.6	0.8	0.8	22.2	4.4	0.9

Total selling, general and administrative expenses	$53.8	10.9%	$(0.9)	(1.7)%	$52.9	12.2%

Selling, general and administrative expenses decreased $0.9 million for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The decrease of $0.9 million is due primarily to a $2.7 million decrease in professional fees along with a decrease of $1.7 million in bad debt expense, partially offset by $2.4 million increase in labor costs. All other costs included in selling, general and administrative expenses increased approximately $1.1 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended December 31,
	2011		2012
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.5	0.1%	$0.4	0.1%
Equipment and software	4.4	0.9	4.3	1.0
Leased equipment	0.3	NM	—	—

Total depreciation expense	$5.2	1.0%	$4.7	1.1%

Depreciation expense recorded in cost of goods sold	$2.6	0.5	$2.3	0.5
Depreciation expense recorded in selling, general & administrative expenses	2.6	0.5	2.4	0.6

Total depreciation expense	$5.2	1.0%	$4.7	1.1%

Total capital expenditures	$3.8	0.8%	$7.3	1.7%

Depreciation expense decreased $0.5 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as a result of certain equipment becoming fully depreciated. In addition, the capital lease expired in the first half of 2012 therefore there is no depreciation recognized on capital leases for the three months ended December 31, 2012, compared to the three months ended December 31, 2011.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	December 31, 2011		December 31, 2012
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.5	0.1	0.9	0.2
Customer relationships	1.7	0.3	2.0	0.5

Total amortization expense	$2.6	0.5%	$3.3	0.8%

Amortization expense increased $0.7 million for the three months ended December 31, 2012, compared to the three months ended December 31, 2011 as a result of increased amortization expense recognized on short-term non-compete agreements along with amortization on customer relationships associated with acquisitions occurring in 2011 and third quarter 2012.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions, except per share amounts)

	Quarter Ended
	December 31, 2011	December 31, 2012
Merger, integration costs and other charges:
Tender offer costs	$1.7	$—
IT Transition costs	—	2.1
Professional and advisory fees	0.3	1.0
Facility costs	—	0.4

	2.0	3.5

Acquisition costs:
Professional and advisory fees	0.8	2.3
General and administrative	0.1	0.1
Employee costs	0.4	0.3
Severance costs	0.1	(0.8)
Facility costs	0.2	0.1
Other costs	0.1	0.1

	1.7	2.1

Total merger, acquisition, integration costs and other charges	$3.7	$5.6

Negative effect on diluted earnings per share	$(0.07)	$(0.11)

Integration costs increased $1.5 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due to the costs associated with the IT Transition and professional and advisory fees partially offset by tender offer costs in 2011.

The Corporation incurred integration costs and other charges during the three months ended December 31, 2011 related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. During the three months ended December 31, 2011 $1.7 million of tender offer costs were incurred. No such costs were incurred during the three months ended December 31, 2012.

Acquisition costs increased $0.4 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 primarily associated with professional fees related to the acquisition of Amerita on December 13, 2012.

Interest Expense (Dollars in millions)

	Quarter Ended
	December 31, 2011	December 31, 2012
Interest Expense:
Term Debt	$2.0	$1.7
Revolving Credit Facility	0.4	0.4

Subtotal (including commitment fees and letters of credit fees)	2.4	2.1
Other:
Amortization of deferred financing fees	0.1	0.3

Total Interest Expense	$2.5	$2.4

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.29%	0.31%
LIBOR—1 month, at beginning of period	0.24%	0.21%
LIBOR—1 month, at end of period	0.30%	0.21%

Interest expense decreased $0.1 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, due to lower outstanding amounts and lower interest rates on the term loan during the three months ended December 31, 2012.

Tax Provision (Dollars in millions)

	Quarter Ended
	December 31, 2011	December 31, 2012
Provision for income taxes	$5.7	$3.2

Total provision as a percentage of income	41.8%	45.6%

Our effective tax rate for the three months ended December 31, 2012 was 45.6%, comprised of the 35.0% federal rate, 4.2% for the state rate, and 6.4% for permanent differences and other discrete items. Our effective tax rate for the three months ended December 31, 2011 was 41.8%, comprised of the 35.0% federal rate and 4.5% for the state rate, and 2.3% for the permanent differences and other discrete items.

The rate for the three months ended December 31, 2012 was unfavorably impacted by Hurricane Sandy and non-deductible transaction costs related to the Amerita acquisition. Exclusive of these adjustments, the effective rate for the period ended December 31, 2012 would have been 41.1%, comprised of the 35.0% federal rate, 4.2 % for the state rate and 1.9% for the permanent differences and other discrete items.

The rate for the period ended December 31, 2011 was unfavorably impacted by an expense of $0.2 million associated with an analysis of the state net operating losses and corresponding valuation allowance. Exclusive of this adjustment, the effective rate for the period ended December 31, 2011 would have been 40.5%, comprised of the 35.0% federal rate and 5.5 % for the state rate and permanent differences and other discrete items.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2011 and 2012 (dollars in millions):

	Quarter Ended
	December 31, 2011	December 31, 2012
Cash flows provided by (used in) operating activities:
Net income	$7.9	$3.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.2	4.7
Amortization	2.6	3.3
Merger, acquisition, integration costs and other charges	0.3	(0.9)
Hurricane Sandy disaster costs	—	1.5
Stock-based compensation and deferred compensation	1.4	1.5
Amortization of deferred financing fees	0.1	0.3
Deferred income taxes	4.1	(1.1)
(Gain) loss on disposition of equipment	(0.2)	0.2
Other	0.4	0.1
Change in operating assets and liabilities:
Accounts receivable, net	11.3	13.5
Inventory	(9.2)	(37.4)
Prepaids and other assets	(2.8)	(1.4)
Accounts payable	(3.7)	1.5
Salaries, wages and other compensation	(0.5)	0.4
Other accrued liabilities	(2.4)	(7.4)

Net cash provided by (used in) operating activities	14.5	(17.5)

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(3.8)	(7.3)
Acquisitions, net of cash acquired	(42.5)	(84.0)
Cash proceeds from the sale of assets	0.1	—

Net cash used in investing activities	(46.2)	(91.3)

Cash flows provided by (used in) financing activities:
Net activity of long-term revolving credit facility	39.0	71.7
Repayments of capital lease obligations	(0.1)	—
Issuance of common stock	—	(0.1)
Treasury stock at cost	(0.1)	(0.1)
Tax benefit from stock-based compensation	—	0.1

Net cash provided by financing activities	38.8	71.6

Change in cash and cash equivalents	7.1	(37.2)
Cash and cash equivalents at beginning of period	10.3	49.5

Cash and cash equivalents at end of period	$17.4	$12.3

Supplemental information:
Cash paid for interest	$2.5	$2.1

Cash paid for taxes	$0.4	$8.6

Following Represents the Fourth Quarter 2012 Results compared to the Third Quarter 2012

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except where indicated):

	Quarter Ended
	September 30, 2012		Increase (Decrease)		December 31, 2012
	Amount	% of Revenues			Amount	% of Revenues
Net revenues
Institutional Pharmacy	$426.2	96.4%	$(13.2)	(3.1)%	$413.0	95.3%
Hospital Management and other	15.8	3.6	4.4	27.8	20.2	4.7

Total net revenues	442.0	100.0	(8.8)	(2.0)	433.2	100.0

Cost of goods sold
Institutional Pharmacy	351.9	79.6	(11.5)	(3.3)	340.4	78.5
Hospital Management and other	14.0	3.2	3.2	22.9	17.2	4.0

Total cost of goods sold	365.9	82.8	(8.3)	(2.3)	357.6	82.5

Gross profit
Institutional Pharmacy	74.3	16.8	(1.7)	(2.3)	72.6	16.8
Hospital Management and other	1.8	0.4	1.2	66.7	3.0	0.7

Total gross profit	$76.1	17.2%	$(0.5)	(0.7)%	$75.6	17.5%

Institutional Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,711		(174)	(1.8)%	9,537
Revenue per prescription dispensed	$43.89		$(0.58)	(1.3)%	$43.31
Gross profit per prescription dispensed	$7.65		$(0.04)	(0.5)%	$7.61
Institutional pharmacy gross margin	17.4%		0.2%	1.1%	17.6%
Generic dispensing rate*	84.4%		0.4%	6.0%	84.8%
Customer licensed beds under contract
Beginning of period	323,524		(3,515)	(1.1)%	320,009
Additions	5,654		(254)	(4.5)	5,400
Losses	(9,169)		(9,232)	(100.7)	(18,401)

End of period	320,009		(13,001)	(4.1)%	307,008

Hospital Management (in whole numbers except where indicated)
Volume information
Hospital management contracts serviced	89		—	—%	89

*	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation in all periods.

Revenues

Institutional pharmacy revenues decreased $13.2 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012, due primarily to the continued impact of recent brand to generic conversions, along with a net decline in customer licensed beds under contract of 13,001 both of which resulted in lower revenues. Additionally, in the fourth quarter 2012, the Corporation experienced an estimated $8.6 million of lost revenues resulting from Hurricane Sandy and the Corporation’s inability to operate at full capacity following the storm. The decrease of $13.2 million is comprised of an unfavorable volume variance of approximately $7.7 million or 174,000 less prescriptions dispensed and an unfavorable rate variance of approximately $5.5 million or $0.58 decrease in revenue per prescription dispensed. The rate variance was comprised of an increase of approximately $1.0 million due to inflation on brand name drugs dispensed between periods offset by reduced reimbursement rates on generics and certain pricing concessions combined with $6.5 million due to the increase in the generic dispensing rate from 84.4% to 84.8%.

The increase in hospital management and other revenues of $4.4 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012 was due primarily to the acquisition of Amerita on December 13, 2012.

Cost of Goods Sold

Institutional pharmacy cost of goods sold decreased $11.5 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012 primarily due to a decrease in overall total drug costs associated with fewer prescriptions dispensed and lower costs as brand drugs continued to migrate to their generic equivalent along with an increase in rebates. The decrease of $11.5 million is comprised of a volume variance of $6.3 million and a rate variance of $5.2 million. The drug costs as a percentage of revenue decreased 58 bps. Other costs included in cost of goods sold increased as a percentage of revenues 38 bps, of which the increase primarily related to salaries and wages expense as a percentage of revenues increasing 15 bps.

The increase in hospital management and other cost of goods sold of $3.2 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012 was due to the acquisition of Amerita.

Gross Profit and Operating Expenses

Gross profit and other operating expenses were the following for the periods presented (dollars in millions):

	Quarter Ended
	September 30, 2012		Increase (Decrease)		December 31, 2012
	Amount	% of Revenue			Amount	% of Revenue
Gross profit and operating expenses:
Total gross profit	$76.1	17.2%	$(0.5)	(0.7)%	$75.6	17.5%
Selling, general and administrative expenses	54.5	12.3	(1.6)	(2.9)	52.9	12.2
Amortization expense	3.2	0.7	0.1	3.1	3.3	0.8
Merger, acquisition, integration costs, and other charges	6.1	1.4	(0.5)	(8.2)	5.6	1.3
Hurricane Sandy disaster costs	—	—	4.5	100.0	4.5	1.0
Interest expense, net	2.4	0.5	—	—	2.4	0.6

Income before income taxes	9.9	2.3	(3.0)	(30.3)	6.9	1.6
Provision for income taxes	3.9	0.9	(0.7)	(17.9)	3.2	0.7

Net income	$6.0	1.4%	$(2.3)	(38.3)%	$3.7	0.9%

Institutional pharmacy gross profit for the three months ended December 31, 2012 was $72.6 million or $7.61 per prescription dispensed compared to $74.3 million or $7.65 per prescription dispensed for the three months ended September 30, 2012. Institutional pharmacy gross profit margin for the three months ended December 31, 2012 was 17.6% compared to 17.4% for the three months ended September 30, 2012. Institutional pharmacy gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic and decreases in overall drug costs.

Selling, General and Administrative Expenses (Dollars in millions)

	Quarter Ended
	September 30, 2012		Increase/(Decrease)		December 31, 2012
	Amount	% of Revenue			Amount	% of Revenue
Selling, general and administrative expenses
Total wages, benefits and contract labor	$26.5	6.0%	$1.0	3.8%	$27.5	6.4%
Contracted services	4.0	0.9	0.3	7.5	4.3	1.0
Provision for doubtful accounts	7.3	1.7	(1.8)	(24.7)	5.5	1.3
Supplies	1.5	0.3	—	—	1.5	0.3
Travel expenses	1.2	0.3	—	—	1.2	0.3
Professional fees	2.7	0.6	(1.2)	(44.4)	1.5	0.3
Adjudication expense	0.8	0.2	—	—	0.8	0.2
Stock-based compensation	2.3	0.5	(0.7)	(30.4)	1.6	0.4
Depreciation	2.3	0.5	0.1	4.3	2.4	0.6
Rent	1.2	0.3	—	—	1.2	0.3
Maintenance	0.9	0.2	0.1	11.1	1.0	0.2
Other costs	3.8	0.8	0.6	15.8	4.4	0.9

Total selling, general and administrative expenses	$54.5	12.3%	$(1.6)	(2.9)%	$52.9	12.2%

Selling, general and administrative expenses decreased $1.6 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012. The decrease of $1.6 million is due primarily to decreases in bad debt expense of $1.8 million and professional fees of $1.2 million. The decreases are partially offset by increases in labor expense of $1.0 million. All other costs included in selling, general and administrative expenses increased approximately $0.4 million.

Depreciation and Amortization

Depreciation expense for the periods presented is as follows (dollars in millions):

	Quarter Ended
	September 30, 2012		December 31, 2012
	Amount	% of Revenues	Amount	% of Revenues
Leasehold improvements	$0.4	0.1%	$0.4	0.1%
Equipment and software	4.2	0.9	4.3	1.0

Total depreciation expense	$4.6	1.0%	$4.7	1.1%

Depreciation expense recorded in cost of goods sold	$2.3	0.5%	$2.3	0.5%
Depreciation expense recorded in selling, general & administrative expenses	2.3	0.5	2.4	0.6

Total depreciation expense	$4.6	1.0%	$4.7	1.1%

Total capital expenditures	$6.6	0.8%	$7.3	1.7%

Depreciation expense increased $0.1 million for the three months ended December 31, 2012, compared to the three months ended September 30, 2012 primarily as a result of an increase in expense related to computer hardware purchases in the quarter resulting from the movement of the data center as it related to the IT Transition partially offset by assets becoming fully depreciated during the quarter.

Amortization expense related to certain identifiable intangibles for the periods presented is as follows (dollars in millions):

	Quarter Ended
	September 30, 2012		December 31, 2012
	Amount	% of Revenues	Amount	% of Revenues
Amortization of intangibles:
Trade names	$0.4	0.1%	$0.4	0.1%
Non-compete agreements	0.7	0.2	0.9	0.2
Customer relationships	2.1	0.5	2.0	0.5

Total amortization expense	$3.2	0.8%	$3.3	0.8%

Amortization expense increased $0.1 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012 primarily as a result of amortization expense recognized on short-term non-compete agreements which were executed in the current quarter.

Merger, Acquisition, Integration Costs and Other Charges (Dollars in millions, except per share amounts)

	Quarter Ended
	September 30, 2012	December 31, 2012
Merger, integration costs and other charges:
IT Transition costs	$0.8	$2.1
Professional and advisory fees	1.2	1.0
Employee costs	0.2	—
Facility costs	—	0.4

	2.2	3.5

Acquisition costs:
Professional and advisory fees	2.8	2.3
General and administrative	—	0.1
Employee costs	0.6	0.3
Severance costs	0.2	(0.8)
Facility costs	0.1	0.1
Other costs	0.2	0.1

	3.9	2.1

Total merger, acquisition, integration costs and other charges	$6.1	$5.6

Negative effect on diluted earnings per share	$(0.13)	$(0.11)

Integration costs increased $1.3 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012 primarily due to costs related to the IT Transition. The Corporation incurred costs and other charges related to the IT Transition during the three months ended December 31, 2012 and September 30, 2012 of $2.1 million and $0.8 million, respectively.

Acquisition costs decreased $1.8 million for the three months ended December 31, 2012 compared to the three months ended September 30, 2012 due primarily to professional and advisory fees attributable to costs incurred in third quarter 2012, preparing for the December 13, 2012 acquisition of Amerita and decreases in employee costs associated with a prior acquisition.

Interest Expense (Dollars in millions)

	Quarter Ended
	September 30, 2012	December 31, 2012
Interest Expense:
Term Debt	$1.9	$1.7
Revolving Credit Facility	0.2	0.4

Subtotal (including commitment fees and letters of credit fees)	2.1	2.1
Other:
Amortization of deferred financing fees	0.3	0.3

Total Interest Expense	$2.4	$2.4

Interest Rate (excluding applicable margin):
Average interest rate on variable term debt	0.24%	0.31%
LIBOR—1month, at beginning of period	0.25%	0.21%
LIBOR—1month, at end of period	0.21%	0.21%

Interest expense remained consistent when comparing the three months ended December 31, 2012 to September 30, 2012. Long-term debt, including the current portion, was $243.8 million and $315.5 million as of September 30, 2012 and December 31, 2012, respectively. However the increase in long-term debt did not occur until mid-December 2012, therefore, it had little impact on the expense.

Tax Provision (Dollars in millions)

	Quarter Ended
	September 30, 2012	December 31, 2012
Provision for income taxes	$3.9	$3.2

Total provision as a percentage of income	39.5%	45.6%

Our effective tax rate for the three months ended December 31, 2012 was 45.6%, comprised of the 35.0% federal rate, 4.2% for the state rate, and 6.4% for permanent differences and other discrete items. Our effective tax rate for the three months ended September 30, 2012 was 39.5%, comprised of the 35.0% federal rate and 4.3% for the state rate, and 0.2% for the permanent differences and other discrete items.

The rate for the period ended December 31, 2012 was unfavorably impacted by Hurricane Sandy and non-deductible transaction costs related to the Amerita acquisition. Exclusive of these adjustments, the effective rate for the period ended December 31, 2012 would have been 41.1%, comprised of the 35.0% federal rate, 4.2% for the state rate and 1.9% for the permanent differences and other discrete items.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended September 30, 2012 and December 31, 2012 (dollars in millions):

	Quarter Ended
	September 30, 2012	December 31, 2012
Cash flows provided by (used in) operating activities:
Net income	$6.0	$3.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.6	4.7
Amortization	3.2	3.3
Merger, acquisition, integration costs and other charges	0.3	(0.9)
Hurricane Sandy disaster costs	—	1.5
Stock-based compensation and deferred compensation	2.6	1.5
Amortization of deferred financing fees	0.3	0.3
Deferred income taxes	(2.1)	(1.1)
Loss on disposition of equipment	—	0.2
Other	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	9.4	13.5
Inventory	11.1	(37.4)
Prepaids and other assets	2.9	(1.4)
Accounts payable	7.2	1.5
Salaries, wages and other compensation	0.8	0.4
Other accrued liabilities	5.0	(7.4)

Net cash provided by (used in) operating activities	51.4	(17.5)

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.6)	(7.3)
Acquisitions, net of cash acquired	(0.4)	(84.0)

Net cash used in investing activities	(7.0)	(91.3)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(6.3)	—
Net activity of long-term revolving credit facility	—	71.7
Issuance of common stock	0.4	(0.1)
Treasury stock at cost	(1.0)	(0.1)
Tax benefit from stock-based compensation	—	0.1

Net cash (used in) provided by financing activities	(6.9)	71.6

Change in cash and cash equivalents	37.5	(37.2)
Cash and cash equivalents at beginning of period	12.0	49.5

Cash and cash equivalents at end of period	$49.5	$12.3

Supplemental information:
Cash paid for interest	$2.2	$2.1

Cash paid for taxes	$1.8	$8.6

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On May 2, 2011, the Corporation entered into the Credit Agreement. The Credit Agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBO Rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, and the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. As of December 31, 2012, borrowing under the Credit Agreement bore interest at a rate of 2.71% per annum based upon the one month adjusted LIBO rate and the revolving credit facility bore interest at a rate of 4.75% per annum based upon the prime rate.

Based upon the amount of variable rate debt outstanding as of December 31, 2012, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $3.2 million on an annual basis. The estimated change to the Corporation’s interest expense is determined by considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PharMerica Corporation:

We have audited the accompanying consolidated balance sheets of PharMerica Corporation and subsidiaries (the Corporation) as of December 31, 2011 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2012. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PharMerica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the Amerita, Inc. acquisition from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Corporation on December 13, 2012. We have also excluded the Amerita, Inc. acquisition from our audit of internal control over financial reporting. The total assets of Amerita, Inc. represent 11.3% of the related consolidated balance sheet amount as of December 31, 2012.

/s/ KPMG LLP

Louisville, Kentucky

February 7, 2013

PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2010, 2011 and 2012

(In millions, except share and per share amounts)

	2010	2011	2012
Revenues	$1,847.3	$2,081.1	$1,832.6
Cost of goods sold	1,604.8	1,786.2	1,532.4

Gross profit	242.5	294.9	300.2
Selling, general and administrative expenses	182.8	216.5	214.7
Amortization expense	9.3	11.0	12.3
Impairment of intangible assets	—	5.1	—
Merger, acquisition, integration costs and other charges	14.6	15.3	19.9
Hurricane Sandy disaster costs	—	—	4.5

Operating income	35.8	47.0	48.8
Interest expense, net	3.6	8.8	10.0

Income before income taxes	32.2	38.2	38.8
Provision for income taxes	13.0	14.8	15.9

Net income	$19.2	$23.4	$22.9

Earnings per common share:
Basic	$0.64	$0.80	$0.78
Diluted	$0.64	$0.79	$0.77

Shares used in computing earnings per common share:
Basic	30,007,268	29,343,221	29,471,734
Diluted	30,133,031	29,468,452	29,901,896

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2012

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2011	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17.4	$12.3
Accounts receivable, net	232.2	206.5
Inventory	130.6	135.7
Deferred tax assets, net	36.5	36.7
Prepaids and other assets	34.5	38.6

	451.2	429.8

Equipment and leasehold improvements	145.0	158.8
Accumulated depreciation	(92.6)	(105.7)

	52.4	53.1

Deferred tax assets, net	0.6	—
Goodwill	214.9	268.2
Intangible assets, net	100.2	121.9
Other	14.7	12.7

	$834.0	$885.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.7	$49.2
Salaries, wages and other compensation	35.1	35.8
Current portion of long-term debt	6.3	12.5
Other accrued liabilities	6.7	9.0

	102.8	106.5

Long-term debt	293.7	303.0
Other long-term liabilities	23.7	22.5
Deferred tax liabilities	—	11.1
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2011 and 2012	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,794,000 and 30,943,748 shares issued as of December 31, 2011 and 2012, respectively	0.3	0.3
Capital in excess of par value	355.9	363.0
Retained earnings	68.4	91.3
Treasury stock at cost, 1,350,128 and 1,456,293 shares at December 31, 2011 and December 31, 2012, respectively	(10.8)	(12.0)

	413.8	442.6

	$834.0	$885.7

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2011 and 2012

(In millions)

	2010	2011	2012
Cash flows provided by (used in) operating activities:
Net income	$19.2	$23.4	$22.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18.8	20.1	18.6
Amortization	9.3	11.0	12.3
Impairment charge	—	5.1	—
Merger, acquisition, integration costs and other charges	0.6	1.5	1.3
Hurricane Sandy disaster costs	—	—	1.5
Stock-based compensation and deferred compensation	5.2	6.0	7.1
Amortization of deferred financing fees	0.6	0.8	1.0
Deferred income taxes	12.3	13.9	2.8
Loss (gain) on disposition of equipment	0.3	0.1	0.1
Other	—	0.2	0.2
Change in operating assets and liabilities:
Accounts receivable, net	28.4	9.1	35.8
Inventory	8.1	(38.3)	(4.7)
Prepaids and other assets	4.6	(9.7)	(1.3)
Accounts payable	1.5	(25.0)	(9.3)
Salaries, wages and other compensation	(11.2)	11.1	(3.4)
Other accrued liabilities	0.5	(2.5)	0.8

Net cash provided by operating activities	98.2	26.8	85.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(12.6)	(13.2)	(20.8)
Acquisitions, net of cash acquired	(120.7)	(51.0)	(84.8)
Cash proceeds from the sale of assets	0.1	0.2	0.3

Net cash used in investing activities	(133.2)	(64.0)	(105.3)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	(240.0)	(6.3)
Proceeds from long-term debt	—	250.0	—
Net activity of long-term revolving credit facility	5.6	44.4	21.7
Payment of debt issuance costs	—	(9.8)	—
Repayments of capital lease obligations	(0.7)	(0.8)	(0.1)
Issuance of common stock	0.3	0.2	0.4
Treasury stock at cost	(10.6)	(0.2)	(1.2)

Net cash (used in) provided by financing activities	(5.4)	43.8	14.5

Change in cash and cash equivalents	(40.4)	6.6	(5.1)
Cash and cash equivalents at beginning of period	51.2	10.8	17.4

Cash and cash equivalents at end of period	$10.8	$17.4	$12.3

Supplemental information:
Cash paid for interest	$3.2	$7.6	$9.3

Cash paid for taxes	$0.4	$0.5	$12.6

Supplemental schedule of non-cash activities:
Capital lease obligations	$0.4	$—	$—

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2011 and 2012

(In millions, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2009	30,619,830	$0.3	$344.8	$25.8	$—	$370.9

Net income				19.2		19.2
Exercise of stock options and tax components of stock-based awards, net	22,072	—	0.1	—	—	0.1
Vested restricted stock units	49,664		—
Vested performance share units	4,695	—	—	—	—	—
Treasury stock at cost	(1,336,817)		—		(10.6)	(10.6)
Stock-based compensation—non-vested restricted stock	—	—	2.2	—	—	2.2
Stock-based compensation—stock options	—	—	2.6	—	—	2.6

Balance at December 31, 2010	29,359,444	$0.3	$349.7	$45.0	$(10.6)	$384.4

Net income				23.4		23.4
Exercise of stock options and tax components of stock-based awards, net	18,713	—	0.3	—	—	0.3
Vested restricted stock units	79,026	—	—	—	—	—
Treasury stock at cost	(13,311)	—	—	—	(0.2)	(0.2)
Stock-based compensation—non-vested restricted stock	—	—	3.5	—	—	3.5
Stock-based compensation—stock options	—	—	2.4	—	—	2.4

Balance at December 31, 2011	29,443,872	$0.3	$355.9	$68.4	$(10.8)	$413.8

Net income				22.9		22.9
Exercise of stock options and tax components of stock-based awards, net	40,468	—	0.4	—	—	0.4
Vested restricted stock units	109,280	—	—	—	—	—
Treasury stock at cost	(106,165)	—	—	—	(1.2)	(1.2)
Stock-based compensation—non-vested restricted stock	—	—	5.1	—	—	5.1
Stock-based compensation—stock options	—	—	1.6	—	—	1.6

Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the “Corporation”) is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals and also provides specialty infusion services to patients outside a hospital setting. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 91 institutional pharmacies and 12 specialty infusion pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

Principles of Consolidation

All intercompany transactions have been eliminated.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill and accounting for income taxes. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; the overall condition of the Corporation’s customers and suppliers; the intense competition in the Corporation’s industry; the loss of one or more key pharmaceutical manufacturers; changes in manufacturers’ rebate programs; the risk of loss of revenues due to the loss of certain customers or a customer or owner of a skilled nursing facility entering the institutional pharmacy business; the home infusion joint ventures formed with hospitals could adversely affect the Corporation’s financial results; the decline in operating revenues and profitability with an increase in the Corporation’s generic dispensing rate; the loss of prescription volumes and revenue from pharmaceutical products that develop unexpected safety or efficacy concerns; reduction in reimbursement rates for the Corporation’s products and/or medical treatments or services may reduce profitability; modifications to the Medicare Part D program which may reduce revenue or impose additional costs; changes in Medicaid reimbursement which may reduce revenue; the payments of significant penalties and damages for failure to comply with complex and rapidly evolving laws and regulations, as well as licensure requirements; the adverse results from material litigation or governmental inquires could have a material impact on the Corporation’s business; failure to comply with Medicare and Medicaid regulations could result in loss of eligibility to participate in these programs; efforts by payers to control costs; healthcare reform adversely impacting the liquidity of the Corporation’s customers thus affecting their ability to make timely payments to the Corporation’s; increasing enforcement in the U.S. healthcare industry negatively impacting the Corporation’s business; further consolidation of managed care organizations and other third-party payers adversely affecting the Corporation’s profits; Federal and state medical privacy regulations increasing costs of operations and expose the Corporation’s to civil and criminal sanctions; interruption or damage to the Corporation’s sophisticated information systems; the Corporation’s ability to successfully transition information technology services provided by its current vendor to another vendor effectively; purchasing a significant portion of the Corporation’s pharmaceutical products from one

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

supplier; attracting and retaining key executives, pharmacists, and other healthcare personnel; revenues and volumes adversely affected by certain factors in markets in which the Corporation operates, including weather; the provisions in the Corporation’s certification of incorporation and bylaws could delay or prevent a change of control that stockholders favor; changes in volatility of the Corporation’s stock price; successfully pursuing development and acquisition activities; indebtedness that restricts the Corporation’s ability to pay cash dividends and has a negative impact on the Corporation’s financing options; exposure to changes in interest rates; changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

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

In connection with these matters, for the year ended December 31, 2011 and 2012, the Corporation expensed $2.8 million and $1.9 million, respectively, of legal, investment banking, and other fees, which are included in merger, acquisition, integration costs and other charges in the consolidated income statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2011 and 2012, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Corporation to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Financial liabilities and non-financial assets recorded at fair value at December 31, 2011 and 2012, are set forth in the tables below (dollars in millions):

As of December 31, 2011	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Non-financial Assets
Intangible Assets	$—	$—	$—	$—	C
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(3.9)	$—	$(3.9)	$—	A
Contingent Consideration	—	—	—	—	C

As of December 31, 2012	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Assets/(Liabilities)
Deferred Compensation Plan	$(4.8)	$—	$(4.8)	$—	A

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

The contingent consideration represented a future earn-out associated with the Corporation’s acquisition of an institutional pharmacy business based in West Virginia (the “West Virginia Acquisition”). The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included future gross profit forecast and present value assumptions, and there was little or no market data. The liability was relieved as of December 31, 2010 when it became apparent the contingent consideration would not be paid. The Corporation assessed the fair value of the liability through the date of determination which was August 10, 2012 when it was concluded that the gross profit requirement for the payout of the contingent consideration was not met. There were no transfers between the three-tier fair value hierarchy levels during the period.

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation’s aging accounts receivable. This review is focused primarily on trends in private and other payers, PDP’s, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation’s long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31,
	2011	2012
Institutional healthcare providers	$169.0	$158.1
Medicare Part D	46.9	41.6
Private payer and other	33.3	28.3
Insured	10.7	16.8
Medicaid	20.1	16.1
Medicare	0.8	2.0
Allowance for doubtful accounts	(48.6)	(56.4)

	$232.2	$206.5

0 to 60 days	61.2%	58.8%
61 to 120 days	19.5%	17.1%
Over 120 days	19.3%	24.1%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2010	$40.2	$18.5	$(21.9)	$36.8
Year Ended December 31, 2011	$36.8	$24.8	$(13.0)	$48.6
Year Ended December 31, 2012	$48.6	$25.9	$(18.1)	$56.4

Concentration of Credit Risk

For the years ended December 31, 2010, 2011 and 2012, the Corporation derived approximately 13.0%, 13.7% and 14.9% of its revenues from a single customer, respectively, including all payer sources associated with the residents of its long-term care facilities.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Fees

The Corporation capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the effective interest method on fees associated with the term debt and the straight-line method for fees associated with the revolving credit facility.

Inventory

Inventory is primarily located at the Corporation’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (“FIFO”) or market. Physical inventories are performed on a quarterly basis at the end of the quarter at all pharmacy sites. Cost of goods sold is adjusted based upon the actual results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost on the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter, as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2010, 2011 and 2012, maintenance and repairs were $6.1 million, $7.5 million and $8.1 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2010 or 2011. The Corporation recorded $1.6 million in charges related to Hurricane Sandy for fixed assets which were destroyed. See Note 9.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated economic life. For the years ended December 31, 2011 and 2012, the Corporation capitalized internally developed software costs of $2.1 million and $6.7 million, respectively. As of December 31, 2011 and 2012, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $13.2 million and $16.6 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment as of December 31, 2012, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For years ended December 31, 2010, 2011 and 2012, the expense for employee health benefits was $18.3 million, $20.3 million and $23.6 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2011 and 2012, the Corporation had $3.1 million and $3.3 million, respectively, recorded as a liability for self-insured employee health benefits.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Delivery Expenses

The Corporation incurred delivery expenses of $58.4 million, $67.4 million and $63.2 million for the years ended December 31, 2010, 2011, and 2012, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its consolidated financial statements using the Black-Scholes-Merton option valuation model (see Note 10).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations, as appropriate, based on facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 11.

Measurement Period Adjustments

For the year ended December 31, 2012, the Corporation has adjusted certain amounts on the consolidated balance sheet as of December 31, 2011 as a result of measurement period adjustments related to the 2011 Acquisitions (See Note 2).

NOTE 2—ACQUISITIONS

2012 Acquisitions

Amerita Acquisition

On December 13, 2012 the Corporation, through a wholly-owned subsidiary, acquired all of the outstanding stock of Amerita, Inc., a Delaware corporation (“Amerita”), for $85.0 million in cash, less cash acquired of $1.0 million. The Corporation’s primary purpose in acquiring Amerita, Inc. was to enter the specialty infusion services business. The total purchase price of Amerita was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 13, 2012. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisitions. For tax purposes, the transaction was considered a stock acquisition. Approximately $15.9 million of goodwill related to previous acquisitions made by Amerita will be tax deductible by the Corporation.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The preliminary allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 13, 2012. The preliminary purchase price allocation was as follows (dollars in millions):

Accounts receivable	$11.1
Inventory	1.6
Other current assets	0.6
Equipment and leasehold improvements	0.8
Other long-term assets	0.2
Deferred tax assets	1.2
Identifiable intangibles	30.8
Goodwill	53.3

Total Assets	99.6
Current liabilities	(5.6)
Deferred tax liabilities—long-term	(9.9)
Other long-term liabilities	(0.1)

Total Liabilities	(15.6)

Total purchase price, less cash acquired	$84.0

The following is the fair value of the equipment and leasehold improvements of the Amerita acquisition at the date of acquisition (dollars in millions):

Equipment and leasehold improvements	Fair-Value	Weighted Average Useful Life (Yr)
Leasehold improvements	$0.1	1.8
Equipment and software	0.7	4.9

	$0.8

The following are the fair values of the identifiable intangible assets of the Amerita acquisition at the date of acquisition (dollars in millions):

Identifiable intangibles	Fair-Value	Weighted Average Useful Life (Yr)
Trade name	$27.0	13.0
Customer (payer) relationships	2.4	10.0
Non-compete agreements	1.4	5.0

	$30.8

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

Institutional Pharmacy Acquisition

On August 30, 2012, the Corporation acquired certain assets of an institutional pharmacy in Clovis, New Mexico for $0.4 million in cash. The total purchase price was allocated to the pharmacy inventory and customer relationships based upon their fair values on August 30, 2012. No goodwill resulted from the acquisition.

2011 Acquisitions

On April 1, 2011 the Corporation acquired an institutional pharmacy in Greenville, South Carolina. On December 31, 2011, the Corporation acquired the membership interests of an institutional pharmacy which operated three pharmacies in Ohio and Pennsylvania. We refer to these two acquisitions together as the “2011 Acquisitions”. The aggregate purchase price of the 2011 Acquisitions was $51.3 million in cash and assumed liabilities, including the working capital adjustment in the second quarter of 2012. During the year ended December 31, 2012 the final working capital adjustment was completed for the 2011 Acquisitions resulting in additional purchase price paid of $0.3 million. The total purchase price of the 2011 Acquisitions was allocated to the net tangible and identifiable intangible assets based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, the transactions were considered asset acquisitions; therefore, the amount of goodwill recorded in the transactions of $35.5 million will be tax deductible to the Corporation. The resulting amount of goodwill reflects the Corporation’s expectation of the synergistic benefits of the 2011 Acquisitions.

The combined allocation of the purchase price associated with the 2011 Acquisitions was based upon the fair value of net tangible and identifiable intangible assets as of the date of acquisition. The purchase price allocations were as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Recognized as of Acquisition Date
Accounts receivable	$4.6	$(0.2)	$4.4
Inventory	3.7	0.1	3.8
Other current assets	0.4	—	0.4
Equipment and software	0.4	—	0.4
Identifiable intangibles	12.5	—	12.5
Goodwill	34.8	0.7	35.5

Total assets	56.4	0.6	57.0

Current liabilities	(5.3)	(0.3)	(5.6)
Other long-term liabilities	(0.1)	—	(0.1)

Total liabilities	(5.4)	(0.3)	(5.7)

Purchase price of 2011 Acquisitions	$51.0	$0.3	$51.3

(1)	As previously reported in the Corporation’s 2011 Annual Report on Form 10-K.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

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

The following are the fair values of the identifiable intangible assets of the 2011 Acquisitions acquired at the date of acquisition (dollars in millions):

Identifiable Intangibles	Fair-Value	Weighted Average Useful Life (Yr.)
Customer relationships	$11.1	7.0
Trade name	0.5	6.0
Non-compete agreement	0.9	5.0

	$12.5

Other

For the years ended December 31, 2010, 2011, and 2012, the Corporation incurred $5.2 million, $12.9 million, and $10.7 million, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2011, excluding the merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, the 2011 impairment charge and assuming an effective tax rate exclusive of discrete items for the years ended December 31, 2011 and 2012, would be as follows (dollars in millions, except per share amounts):

	For the years ended December 31,
	2011	2012
Revenues	$2,213.1	$1,903.9
Net income	$35.8	$38.5
Earnings per common share:
Basic	$1.22	$1.31
Diluted	$1.21	$1.29

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31,
	2011	2012
Leasehold improvements	$14.3	$14.7
Equipment and software	123.2	139.0
Leased equipment	2.9	—
Construction in progress	4.6	5.1

	145.0	158.8
Accumulated depreciation	(92.6)	(105.7)

Total equipment and leasehold improvements	$52.4	$53.1

The following is a progression of equipment and leasehold improvements for the periods presented (dollars in millions):

	Balance at December 31, 2010	Additions	Disposals	Balance at December 31, 2011	Additions	Disposals	Balance at December 31, 2012
Equipment and leasehold improvements:
Leasehold improvements	$13.6	$0.9	$(0.2)	$14.3	$1.3	$(0.9)	$14.7
Equipment and software	115.4	12.2	(4.4)	123.2	22.1	(6.3)	139.0
Leased equipment	3.0	—	(0.1)	2.9	(2.3)	(0.6)	—
Construction in progress	4.0	0.6	—	4.6	0.5	—	5.1

Sub-Total	136.0	13.7	(4.7)	145.0	21.6	(7.8)	158.8
Accumulated depreciation	(76.5)	(20.1)	4.0	(92.6)	(18.6)	5.5	(105.7)

Total	$59.5	$(6.4)	$(0.7)	$52.4	$3.0	$(2.3)	$53.1

Depreciation expense totaled $18.8 million, $20.1 million, and $18.6 million for the years ended December 31, 2010, 2011, and 2012, respectively.

Total estimated depreciation expense for the Corporation’s equipment and leasehold improvements for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2013	$17.0
2014	12.2
2015	8.7
2016	4.4
2017	2.7
Thereafter	8.1

Total	$53.1

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 (dollars in millions):

Balance at December 31, 2010, as adjusted	$179.4
Goodwill acquired from 2011 acquisitions, as adjusted	35.5

Balance at December 31, 2011, as adjusted	214.9
Goodwill acquired from 2012 acquisitions	53.3

Balance at December 31, 2012	$268.2

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2010	Additions	Impairment	Balance at December 31, 2011	Additions	Balance at December 31, 2012
Customer relationships	$95.1	$11.1	$(10.2)	$96.0	$2.8	$98.8
Trade name	29.5	0.5	—	30.0	27.0	57.0
Non-compete agreements	5.9	2.5	—	8.4	4.2	12.6

Sub Total	130.5	14.1	(10.2)	134.4	34.0	168.4
Accumulated amortization	(28.3)	(11.0)	5.1	(34.2)	(12.3)	(46.5)

Net intangible assets	$102.2	$3.1	$(5.1)	$100.2	$21.7	$121.9

Amortization expense relating to finite-lived intangible assets was $9.3 million, $11.0 million, and $12.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

During the third quarter of 2011, the Corporation recorded a pre-tax impairment charge of $5.1 million related to finite-lived customer relationships. The impairment was incurred as the result of non-renewal of certain customer contracts. The impairment was related to intangible assets acquired in an acquisition during the year ended December 31, 2005. These asset groups were assessed for recoverability and management determined the finite-lived customer relationship assets to be impaired. No other assets within the asset groups were deemed impaired. Using a discounted cash flow analysis, the Corporation determined that the pre-tax impairment charge of $5.1 million was required to write the carrying value down to fair value, resulting in a loss per diluted share impact of $0.11. The Corporation recognized the impairment as a permanent write-down of the cost basis and accumulated amortization of the affected assets.

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2013	$14.1
2014	13.1
2015	12.9
2016	12.6
2017	11.4
Thereafter	57.8

$121.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2012, $243.8 million was outstanding under the term loan facility and $71.7 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31, 2011	December 31, 2012
Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (2.71% as of December 31, 2012), matures June 30, 2016	$250.0	$243.8
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.71% as of December 31, 2012) and base rate plus applicable margin (4.75% as of December 31, 2012), matures June 30, 2016	50.0	71.7

Total debt	300.0	315.5
Less: Current portion of long-term debt	6.3	12.5

Total long-term debt	$293.7	$303.0

The Corporation’s indebtedness had the following maturities for the remaining life of the Credit Agreement (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2013	$12.5	$—	$12.5
2014	12.5	—	12.5
2015	112.5	—	112.5
2016	106.3	71.7	178.0

	$243.8	$71.7	$315.5

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2012 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $126.3 million as of December 31, 2012. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $543.8 million, subject to securing additional commitments from existing or new lenders.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—CREDIT AGREEMENT (Continued)

The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, or the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. Any changes in the base rate, federal funds rate or adjusted LIBO Rate shall be effective from and including the effective date of such change in the rate, as applicable. The Credit Agreement also provides for letter of credit fees between 2.25% and 3.00%, plus a fronting fee payable to the letter of credit issuing bank and a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.375% to 0.500%, in each case depending on the leverage ratio of the Corporation.

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

Covenants

The Credit Agreement requires the Corporation to satisfy an interest coverage ratio, a leverage ratio and limitations on capital expenditures. The interest coverage ratio, which is tested as of the last day of any fiscal quarter on a trailing four quarters basis, can be no less than: 3.00:1.00. The leverage ratio, which also is tested quarterly, cannot exceed 4.00:1.00 from the end of the first full fiscal quarter ending after the effective date, through the quarter ending December 31, 2012; cannot exceed 3.75:1.00 for each of the four quarters in the year ending December 31, 2013; and cannot exceed 3.50:1.00 for all remaining quarters through the expiration of the Credit Agreement. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance proceeds) are restricted in any fiscal year to 3.0% of revenues.

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Corporation’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Corporation’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

The financial covenant requirements as defined by the Corporation’s Credit Agreements are as follows:

	Interest Coverage Ratio	Leverage Ratio	Capital Expenditures
Requirement	>=3.00 to 1.00	<=4.00 to 1.00	<=3.00%
December 31, 2011	11.99	2.44	0.63%
December 31, 2012	11.07	2.54	1.14%

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2012, the Corporation had $8.3 million of unamortized deferred financing fees.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against the Corporation and the members of the Board of Directors, alleging that the members of the Board of Directors breached their fiduciary duties by refusing to negotiate with Omnicare, failing to inform themselves of the merits

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

The Corporation is responding to investigations by the U.S. Attorneys and by the Drug Enforcement Agency into the Corporation’s alleged failure to comply with various laws and regulations relating to the control and dispensing of certain controlled substances as well as the potential filing of false claims for payments of certain controlled substances that the Corporation dispensed to nursing home residents. The Corporation has been informed that the government believes that the claims at issue were not eligible for payment due to the alleged non-compliance with various Medicare, Medicaid and other laws and regulations relating to the dispensing, control, sale, billing and reimbursement for such controlled substances. The Corporation denies the allegations made by the government and will defend itself in the event any actions are brought by the government. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in fines and recoupment of government claims.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

FUL and AMP Changes

The 2010 Health Care Reform Legislation amended the DRA to change the definition of the Federal Upper Limit or FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. CMS will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Acquisitions

The Corporation has historically acquired the stock or assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical, and general professional liabilities, workers’ compensation liabilities, previous tax liabilities, and unacceptable business practices.

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

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies (the “Amended Prime Vendor Agreement”) by and between AmerisourceBergen Drug Corporation (“ABDC”), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (“Chem Rx”). The Amended Prime Vendor Agreement became effective on January 1, 2011 and, upon its effectiveness, superseded in its entirety the Prime Vendor Agreement for Long-Term Care Pharmacies entered into as of August 1, 2007 between the Corporation and ABDC.

The Amended Prime Vendor Agreement incorporates Chem Rx and is otherwise substantially the same in scope except for modifications to select sourcing and rebate terms. The term of the Amended Prime Vendor Agreement was extended until September 30, 2013, with one-year automatic renewal periods unless either party provides prior notice of its intent not to renew.

The Corporation amended the Amended Prime Vendor Agreement effective January 1, 2013. See Note 14.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

	2010	2011	2012
Pharmacy locations and administrative offices lease expense	$14.0	$14.4	$14.4
Office equipment lease expense	2.1	2.5	2.4

Total lease expense	$16.1	$16.9	$16.8

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2013	$15.2
2014	10.1
2015	7.9
2016	6.0
2017	4.6
Thereafter	9.4

Total	$53.2

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporation’s specialty infusion services revenues are recognized on the date that services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with payers. Substantially all the Corporation’s specialty infusion services revenues are derived from fees charged for patient care under fee for-service arrangements.

The Corporation’s hospital pharmacy management revenues represent contractually defined management fees and the reimbursement of costs associated with the direct operations of hospital pharmacies, which are primarily comprised of personnel costs.

A summary of revenues by payer type for the years ended December 31, are as follows (dollars in millions):

	2010		2011		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$859.5	46.5%	$998.1	48.0%	$873.0	47.6%
Institutional healthcare providers	555.8	30.1	616.2	29.6	561.4	30.6
Medicaid	169.6	9.2	217.2	10.4	165.9	9.1
Private and other	107.3	5.8	92.7	4.5	84.7	4.6
Insured	89.8	4.9	90.0	4.3	79.5	4.3
Medicare	7.4	0.4	4.4	0.2	4.2	0.3
Hospital management fees	57.9	3.1	62.5	3.0	63.9	3.5

Total	$1,847.3	100.0%	$2,081.1	100.0%	$1,832.6	100.0%

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

Under certain circumstances, including state-mandated return policies, the Corporation accepts returns of medications and issues a credit memorandum to the applicable payer. Product returns are processed in the period in which the return is accepted by the Corporation. A reserve has been established for such returns based on historical trends.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

The following is a summary of merger, acquisition, integration costs and other charges incurred by the Corporation (dollars in millions):

	2010	2011	2012
Merger, integration costs and other charges:
Pre-Pharmacy transaction litigation matters	$5.0	$(2.0)	$—
IT Transition costs	—	—	3.0
Tender offer costs	—	2.8	1.9
Professional and advisory fees	2.3	0.9	3.2
General and administrative	0.7	0.1	—
Employee costs	0.5	0.2	0.2
Severance costs	0.6	0.2	0.1
Facility costs	0.3	0.2	0.8

	9.4	2.4	9.2

Acquisition related costs:
Professional and advisory fees	3.5	4.9	7.7
General and administrative	1.5	0.8	0.2
Employee costs	0.4	2.9	2.4
Severance costs	—	1.7	(0.3)
Facility costs	1.3	1.7	0.6
Contingent consideration	(1.7)	—	—
Other	0.2	0.9	0.1

	5.2	12.9	10.7

Total merger, acquisition, integration costs and other charges	$14.6	$15.3	$19.9

Negative effect on diluted earnings per share	$(0.29)	$(0.32)	$(0.40)

The Corporation incurred various expenses as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. Tender offer costs of $2.8 million and $1.9 million, were incurred during the years ended December 31, 2011 and 2012, respectively. In addition, the Corporation incurred costs and other charges related to the transition of the information technology services being provided by the Corporation’s current vendor to another vendor (“IT Transition”) during the year ended December 31, 2012 of $3.0 million.

During the second quarter of 2010, the Corporation recorded an estimated liability of $5.0 million related to certain claims arising from time periods prior to July 31, 2007. During the third quarter of 2011, the Corporation was informed that one claim would not be pursued. Therefore, the Corporation reversed $2.0 million of the estimated liability recorded in 2010.

The contingent consideration represented a future earn-out associated with the Corporation’s acquisition of an institutional pharmacy business based in West Virginia. The $1.7 million liability was relieved as of December 31, 2010 when it became apparent the contingent consideration would not be paid. The Corporation assessed the fair value of the liability through the date of determination which was August 10, 2012 when it was concluded that the gross profit requirement for the payout of the contingent consideration was not met.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—HURRICANE SANDY DISASTER COSTS

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility as well as damage and disruption at the Corporation’s customers’ facilities have been recorded as a separate component in the consolidated income statements. In addition, the Corporation has incurred actual losses as follows for the year ended December 31, 2012 (dollars in millions):

Fixed assets	$1.6
Excess operating costs	1.4
Inventory	1.3
Contractual and bad debt expense	1.0
Business continuation	0.8
Restoration	0.5
Professional fees	0.2
Employee costs	0.1
Insurance recoverable	(2.4)

Total net costs associated with Hurricane Sandy	$4.5

Negative effect on diluted earnings per share	$(0.09)

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its $1.0 million deductible, is approximately $2.4 million. After consideration of a $1.0 million advance by the insurance carrier the Corporation has recorded a receivable for $1.4 million which is included in prepaids and other assets in the consolidated balance sheets. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the loss shown in the 2012 results was recorded. Additionally, the Corporation allocated $1.4 million of certain operating costs and $1.0 million in bad debt expense and contractual revenue adjustments associated with lost business and customers to Hurricane Sandy disaster costs in the consolidated income statement.

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Common Stock

Holders of the Corporation’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to the Corporation’s common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. In addition, the Corporation’s Credit Agreement imposes restrictions on its ability to pay cash dividends.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of December 31, 2012, there were no shares of preferred stock outstanding.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

The Corporation’s Board of Directors may, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on the Corporation’s shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of the Corporation’s common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation’s securities or the removal of incumbent management. The Board of Directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of common stock. Specifically, the Corporation’s certificate of incorporation authorizes the Corporation’s Board of Directors to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of the Corporation or the removal of existing management.

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

On March 28, 2012, the Corporation amended the Rights Agreement (the “Amendment”). The Amendment amends the final expiration date of the Corporation’s Series A Junior Participating Preferred Stock purchase rights issued pursuant to the Rights Agreement from August 25, 2011 to March 28, 2012. Accordingly, the Rights expired and were terminated at the close of business on March 28, 2012.

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2012, the Corporation repurchased 82,801 shares of common stock for an aggregate purchase price, including commissions, of $1.0 million at an average purchase price of $11.96 per share. The Corporation did not repurchase shares under this program during the year ended December 31, 2011.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 23,364 shares of certain vested awards for an aggregate price of approximately $0.2 million during year ended December 31, 2012. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2012, the Corporation had a total of 1,456,293 shares held as treasury stock.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted share awards granted to officers and employees generally vest in full upon the three-year anniversary of the date of grant. The restricted stock units granted to officers generally vest in two or three equal annual installments. The restricted share awards granted to members

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

of the Board of Directors vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of December 31, 2012, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 3,015,100 shares. The 3,015,100 shares do not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,331,162.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	2010	2011	2012
Stock option compensation expense	$2.6	$2.4	$1.6
Nonvested stock compensation expense	2.2	3.5	5.1

Total Stock Compensation Expense	$4.8	$5.9	$6.7

Negative effect on diluted earnings per share	$(0.10)	$(0.12)	$(0.13)

As of December 31, 2012, there was $8.7 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the next five years and thereafter are as follows (dollars in millions):

	Stock Options	Nonvested Restricted Stock Units	Performance Share Units	Total
Year Ending December 31,
2013	$1.3	$2.9	$1.0	$5.2
2014	0.7	1.6	0.7	3.0
2015	0.2	0.2	0.1	0.5
2016	—			—
2017	—	—	—	—
Thereafter	—	—	—	—

Total	$2.2	$4.7	$1.8	$8.7

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton option valuation model:

	2010	2011
Expected volatility (range)	38.53-45.54%	42.23-46.34%
Risk free interest rate (range)	0.49-2.47%	0.19-2.20%
Expected dividends	—	—
Average expected term (years)	2.0-5.0	2.0-5.0
Average fair value per share of stock options granted based on the Black-Scholes-Merton model (dollars)	$5.79	$3.61
Weighted average fair value of options granted (in millions)	$3.3	$2.4

The Corporation did not issue stock options during the year ended December 31, 2012.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding options at December 31, 2009	1,733,325	$15.60	5.2 years	$1.0

Granted	562,993	18.27
Exercised	(22,072)	12.66
Canceled	(40,451)	17.11
Expired	(10,052)	14.53

Outstanding options at December 31, 2010	2,223,743	$16.28	4.7 years	$0.1

Granted	657,576	10.89
Exercised	(18,713)	12.34
Canceled	(91,357)	14.81
Expired	(27,238)	15.65

Outstanding options at December 31, 2011	2,744,011	$15.07	4.2 years	$3.1

Exercised	(40,468)	10.72
Canceled	(139,633)	13.69
Expired	(139,625)	16.58

Outstanding options at December 31, 2012	2,424,285	$15.14	3.2 years	$1.8

Exercisable options at December 31, 2012	1,732,258	$15.72	2.6 years	$0.5

Expired options during 2012	139,625	$16.58

The total intrinsic value of stock options exercised for the years ended December 31, 2010, 2011, and 2012 was $0.1 million, $0.1 million and $0.2 million, respectively. Cash received from stock option exercises during the year ended December 31, 2012 was $0.4 million. The total fair value of options vested for the years ended December 31, 2010, 2011, and 2012 was $2.3 million, $2.3 million, and $2.1 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a remaining weighted average period of 1.1 years.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2009	534,402	$15.98

Granted—Restricted Stock Units	39,144	16.35
Granted—Performance Share Units	178,472	18.00
Forfeited	(70,387)	15.52
Vested	(191,776)	16.20

Outstanding nonvested shares at December 31, 2010	489,855	$16.72

Granted—Restricted Stock Units	498,333	11.34
Granted—Performance Share Units	186,533	10.78
Forfeited	(207,204)	14.27
Vested	(151,028)	16.50

Outstanding nonvested shares at December 31, 2011	816,489	$12.69

Granted—Restricted Stock Units	396,180	12.80
Granted—Performance Share Units	213,861	13.53
Forfeited	(174,938)	13.23
Vested	(118,257)	11.58

Outstanding nonvested shares at December 31, 2012	1,133,335	$13.00

The total fair value of shares vested for the years ended December 31, 2010, 2011, and 2012 was $3.1 million, $2.5 million, and $1.4 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of less than one year.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 648,411 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan qualified under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution which is also a defined contribution retirement plan under Section 401(a) for all eligible employees, as defined in the plan document. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the years ended December 31, 2010, 2011, and 2012, the Corporation’s matching contributions to the plan were $5.1 million, $5.9 million, and $6.0 million, respectively.

Deferred Compensation Plans

The Corporation maintains an unfunded deferred compensation plan for certain management and highly compensated employees. Under the plan, a participant may elect to defer up to 50% of such participant’s annual

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

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

As of December 31, 2011 and 2012, the Corporation had $3.9 million and $4.8 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets. Deferred compensation expense was $0.4 million, $0.1 million and $0.4 million for the years ended December 31, 2010, 2011, and 2012, respectively.

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation’s annual income or loss before income taxes for each respective accounting period. The following table summarizes the Corporation’s provision for income taxes for the periods presented (dollars in millions):

	2010	2011	2012
Current provision:
Federal	$—	$0.1	$11.6
State	0.3	0.8	1.5

Total	0.3	0.9	13.1

Deferred provision:
Federal	11.4	12.4	1.4
State	1.3	1.5	1.4

Total	12.7	13.9	2.8

Total provision for income taxes	$13.0	$14.8	$15.9

A reconciliation of the Corporation’s effective tax rate and the U.S. statutory rate is as follows for the years ended December 31:

	2010	2011	2012
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.7	4.5	4.2
Valuation Allowance	—	(0.1)	—
Other	0.5	(0.7)	1.7

Effective tax rate	40.2%	38.7%	40.9%

The provision for income taxes as a percentage of taxable income for the years ended December 31, 2010 and 2012 was higher than for the year ended December 31, 2011 due to a discrete tax benefit recorded in the

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (Continued)

second quarter of 2011 related to the release of reserves for unrecognized tax benefits. Apart from the discrete tax benefit recorded as a result of the release of reserve, the effective tax rates in 2012, 2011 and 2010 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $121.6 million (as adjusted) and $123.3 million at December 31, 2011 and 2012, respectively.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2012, the Corporation has utilized all tax benefits from federal net operating loss carryforwards and tax benefits from state net operating loss carryforwards are $7.9 million, net of federal impact. The state net operating losses have carryforward periods ranging from 1 to 18 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $37.1 million and $25.6 million at December 31, 2011 and 2012, net of valuation allowances of $1.0 million.

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2011		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$7.0	$—	$8.4	$—
Allowance for doubtful accounts	16.2	—	20.8	—
Net operating losses	9.8	—	1.2	—
Other	3.9	—	6.7	—
Valuation allowance	(0.4)	—	(0.4)	—

Total current deferred taxes	$36.5	$—	$36.7	$—

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2011		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$9.5	$—	$9.2
Stock-based compensation	4.4	—	6.4	—
Goodwill and intangibles	—	8.6	—	22.8
Net operating losses	8.0	—	6.7	—
Other	7.1	0.2	8.5	0.1
Valuation allowances	(0.6)	—	(0.6)	—

Total noncurrent deferred taxes	$18.9	$18.3	$21.0	$32.1

Noncurrent deferred taxes, net	$0.6			$11.1

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (Continued)

As of December 31, 2011 and December 31, 2012, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2012, the Corporation had no accrued interest or penalties related to uncertain tax positions.

The federal statute of limitations remains open for tax years 2009 through 2011 however the Corporation’s federal returns for 2008 and 2009 have been previously audited by the Internal Revenue Service (“IRS”). The Corporation’s consolidated U.S. income tax returns for 2010 and 2011 are currently under examination by the IRS.

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

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2010	2011	2012
Numerator:
Numerator for basic and earnings per diluted share—net income	$19.2	$23.4	$22.9

Denominator:
Denominator for basic earnings per share—weighted average shares	30,007,268	29,343,221	29,471,734
Effective of dilutive securities:
Employee stock options	14,085	9,763	4,636
Employee restricted shares	88,139	7,229	8,506
Employee restricted stock units	23,539	108,239	184,677
Employee performance share units	—	—	232,343

Denominator for earnings per diluted share - adjusted weighted average shares	30,133,031	29,468,452	29,901,896

Basic earnings per share	$0.64	$0.80	$0.78

Earnings per diluted share	$0.64	$0.79	$0.77

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,086,320	2,594,643	2,574,284

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EARNINGS PER SHARE (Continued)

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

	2011 Quarters					2012 Quarters
	First	Second	Third		Fourth	First	Second	Third	Fourth
Net revenues:
Institutional pharmacy revenues	$519.6	$516.0	$503.0		$480.0	$482.8	$442.3	$426.2	$413.0
Hospital management and other revenues	15.5	15.7	15.7		15.6	16.1	16.2	15.8	20.2

Total revenues	535.1	531.7	518.7		495.6	498.9	458.5	442.0	433.2

Cost of goods sold:
Institutional pharmacy	455.4	441.1	429.3		405.6	412.0	368.2	351.9	340.4
Hospital management and other	13.5	13.7	13.8		13.8	14.3	14.4	14.0	17.2

Total cost of goods sold	468.9	454.8	443.1		419.4	426.3	382.6	365.9	357.6

Gross profit:
Institutional pharmacy	64.2	74.9	73.7		74.4	70.8	74.1	74.3	72.6
Hospital management and other	2.0	2.0	1.9		1.8	1.8	1.8	1.8	3.0

Total gross profit	66.2	76.9	75.6		76.2	72.6	75.9	76.1	75.6

Operating income	$6.7	$13.5	$10.7		$16.1	$12.0	$15.2	$12.3	$9.3

Net income	$3.3	$7.4	$4.8	(1)	$7.9	$5.6	$7.6	$6.0	$3.7	(2)

Earnings per common share:
Basic	$0.11	$0.25	$0.16		$0.27	$0.19	$0.26	$0.20	$0.13
Diluted	$0.11	$0.25	$0.16		$0.27	$0.19	$0.26	$0.20	$0.12
Shares used in computing earnings per common share:
Basic	29.3	29.3	29.4		29.4	29.4	29.5	29.5	29.5
Diluted	29.4	29.4	29.5		29.6	29.7	29.7	29.8	30.0

(1)	During the third quarter 2011, the Corporation recognized a $5.1 million intangible impairment. See Note 4.
(2)	During the fourth quarter 2012, the Corporation recognized losses related to Hurricane Sandy. See Note 9.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—SUBSEQUENT EVENT

On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the “First Amendment”) modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016.

The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation’s drug pricing under the terms of the First Amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012 we began to migrate certain information technology platforms and applications to a new support vendor. In connection with the migration to the new vendor management evaluated the impact of process changes on controls over financial reporting and updated our documentation and controls to ensure we maintain suitable controls over financial reporting.

There have been no other changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2012.

The Corporation has excluded the Amerita, Inc. acquisition from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Corporation on December 13, 2012. The total assets of Amerita, Inc. represent 11.3% of the related consolidated balance sheet amount as of December 31, 2012. The Corporation continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of December 31, 2011 and 2012 and for each of the years in the three year period ended December 31, 2012 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2012. We refer to this proxy statement as the 2013 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation’s 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation’s 2013 Proxy Statement.

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

(3) Exhibits

Exhibit No.	Description
2.1	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (1)

2.2	Amendment No. 1 to Master Transaction Agreement, dated as of June 4, 2007, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc., Kindred Healthcare Operating, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation (2)

2.3	Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor (17)

3.1	Certificate of Incorporation of the Registrant, as amended (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

3.3	Series A Junior Participating Preferred Stock Certificate of Designation (18)

3.4	Certificate of Elimination for PharMerica Corporation Series A Junior Participant Preferred Stock (22)

4.1	Specimen Common Stock Certificate of the Registrant (2)

4.2	Rights Agreement, dated as of August 25, 2011, between PharMerica Corporation and Mellon Investor Services LLC as Rights Agent, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of PharMerica Corporation as Exhibit C. (18)

4.3	Amendment No. 1 to Rights Agreement, dated as of March 28, 2012, between PharMerica Corporation and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), as Rights Agent. (22)

10.1	Master Pharmacy Provider Agreement dated as of July 1, 2004 by and among Kindred Healthcare Operating, Inc., Kindred Hospitals East L.L.C., Kindred Hospitals West, L.L.C., Kindred Hospitals Limited Partnership, THC—Seattle, Inc., THC—Chicago, Inc., and Kindred Pharmacy Services, Inc. (5)

Exhibit No.	Description
10.2	Employment Agreement dated July 11, 2007 between Michael Culotta and Safari Holding Corporation (5) †

10.3	Employment Agreement dated July 11, 2007 between Anthony Hernandez and Safari Holding Corporation (5) †

10.4	Form CEO Stock Option Award Agreement (6) †

10.5	Form Non-Qualified Stock Option Award Agreement (6) †

10.6	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (3) †

10.7	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (3) †

10.8	Form Director Non-Qualified Stock Option Award Agreement † (9)

10.9	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (3) †

10.10	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (3) †

10.11	Form of Substitution NQSO Agreement for Kindred Grants (3) †

10.12	Form of Substitution ISO Agreement for Kindred Grants (3) †

10.13	Trademark License Agreement (4)

10.14	Summary of Director Compensation Program (4) †

10.15	Form of Non-Qualified Stock Option Award Agreement (8) †

10.16	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (11) †

10.17	Form of Restricted Stock Unit Award Agreement (11) †

10.18	Summary of 2010 CEO Short-Term Incentive Program and 2010 Short-Term Incentive Program (12) †

10.19	Summary of 2010 Long-Term Incentive Program (12) †

10.20	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (13) †

10.21	Form of Director Restricted Stock Unit Award Agreement (13) †

10.22	Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation (14) †

10.23	Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (16)

10.24	Credit Agreement dated May 2, 2011 between PharMerica Corporation, the Lenders named therein, and Citibank, N.A., as Administrative Agent (17)

10.25	Guarantee and Collateral Agreement dated as of May 2, 2011 between PharMerica Corporation, Its subsidiaries Party thereto, and Citibank, N.A. as Collateral Agent (17)

10.26	Summary of 2011 CEO Short-Term Incentive Program and 2011 Short Term Incentive Program (17) †

10.27	Summary of 2011 Long-Term Incentive Program (17) †

Exhibit No.	Description
10.28	Form of Indemnification Agreement (18)

10.29	Employment Agreement dated March 22, 2011 between Suresh Vishnubhatla and PharMerica Corporation (18) †

10.30	Summary of 2012 CEO Short-Term Incentive Program and 2011 Short-Term Incentive Program (19)

10.31	Summary of 2012 Long-Term Incentive Program (17) †

10.32	Employment Agreement, dated September 27, 2012, between PharMerica Corporation and Mark Lindemoen

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with Amendment No. 1 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on May 24, 2007, and incorporated herein by reference.

(2)	Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(3)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.

(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.

(5)	Filed with Amendment No. 3 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No. 333-142940) filed with the Securities and Exchange Commission on July 13, 2007, and incorporated herein by reference.

(6)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.

(7)	Filed with Amendment No. 1 to the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008, and incorporated herein by reference.

(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.

(9)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.

(10)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.

(11)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.

(12)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010, and incorporated herein by reference.

(13)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.

(14)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010, and incorporated herein by reference.

(15)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.

(16)	Filed with the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 25, 2011, and incorporated herein by reference.

(17)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011, and incorporated herein by reference.

(18)	Filed with the Corporation’s Schedule 14D-9 filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

(19)	Filed with the Corporation’s Current Report on Form 8-K file with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.

(20)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and section 18 of the Securities Exchange Act of 1934.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 7, 2013	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR	Chief Executive Officer and Director	February 7, 2013
(Gregory S. Weishar)

/S/ MICHAEL J. CULOTTA	Executive Vice President and Chief Financial Officer	February 7, 2013
(Michael J. Culotta)

/S/ BERARD E. TOMASSETTI	Senior Vice President and Chief Accounting Officer	February 7, 2013
(Berard E. Tomassetti)

/S/ FRANK E. COLLINS	Director	February 7, 2013
(Frank E. Collins)

/S/ W. ROBERT DAHL JR.	Director	February 7, 2013
(W. Robert Dahl Jr.)

/S/ MARJORIE W. DORR	Director	February 7, 2013
(Marjorie W. Dorr)

/S/ DR. THOMAS P. GERRITY	Director	February 7, 2013
(Dr. Thomas P. Gerrity)

/S/ THOMAS P. MAC MAHON	Director	February 7, 2013
(Thomas P. Mac Mahon)

/S/ GEOFFREY G. MEYERS	Director	February 7, 2013
(Geoffrey G. Meyers)

/S/ DR. ROBERT A. OAKLEY	Director	February 7, 2013
(Dr. Robert A. Oakley)

EXHIBIT INDEX

Exhibit No.	Description

10.32	Employment Agreement, dated September 27, 2012, between PharMerica Corporation and Mark Lindemoen

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.