Form 10-Q
period 2013-03-31
PharMerica CORP
filed 2013-05-01
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 26, 2013
Common stock, $0.01 par value	29,696,363 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended March 31, 2012 and 2013

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2012	2013
Revenues	$498.9	$439.8
Cost of goods sold	426.3	355.5

Gross profit	72.6	84.3
Selling, general and administrative expenses	52.4	56.7
Amortization expense	2.8	4.1
Merger, acquisition, integration costs and other charges	5.4	2.9
Hurricane Sandy disaster costs	—	0.6

Operating income	12.0	20.0
Interest expense, net	2.7	2.6

Income before income taxes	9.3	17.4
Provision for income taxes	3.7	6.9

Net income	$5.6	$10.5

Earnings per common share:
Basic	$0.19	$0.36
Diluted	$0.19	$0.35
Shares used in computing earnings per common share:
Basic	29,430,190	29,566,959
Diluted	29,710,150	30,063,737

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2012 and March 31, 2013

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12.3	$7.8
Accounts receivable, net	206.6	207.7
Inventory	135.7	100.2
Deferred tax assets, net	36.7	33.2
Prepaids and other assets	38.8	37.5

	430.1	386.4

Equipment and leasehold improvements	158.8	163.2
Accumulated depreciation	(105.7)	(108.3)

	53.1	54.9

Goodwill	268.5	268.5
Intangible assets, net	121.9	120.1
Other	12.7	11.0

	$886.3	$840.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.7	$36.8
Salaries, wages and other compensation	35.8	33.4
Current portion of long-term debt	12.5	12.5
Other accrued liabilities	9.1	10.8

	107.1	93.5

Long-term debt	303.0	259.2
Other long-term liabilities	22.5	23.4
Deferred tax liabilities	11.1	11.2
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2012 and March 31, 2013	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,943,748 and 31,270,088 shares issued as of December 31, 2012 and March 31, 2013, respectively	0.3	0.3
Capital in excess of par value	363.0	365.3
Retained earnings	91.3	101.8
Treasury stock at cost, 1,456,293 and 1,574,782 shares at December 31, 2012 and March 31, 2013, respectively	(12.0)	(13.8)

	442.6	453.6

	$886.3	$840.9

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2013

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2013
Cash flows provided by (used in) operating activities:
Net income	$5.6	$10.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	4.8
Amortization	2.8	4.1
Merger, acquisition, integration costs and other charges	1.6	—
Hurricane Sandy disaster costs	—	(0.6)
Stock-based compensation and deferred compensation	1.8	2.2
Amortization of deferred financing fees	0.2	0.3
Deferred income taxes	2.6	3.6
Gain on disposition of equipment	(0.1)	—
Other	(0.2)	0.1
Change in operating assets and liabilities:
Accounts receivable, net	(12.1)	(1.2)
Inventory	26.5	35.5
Prepaids and other assets	(0.5)	3.4
Accounts payable	(7.0)	(12.6)
Salaries, wages and other compensation	(6.5)	(4.8)
Other accrued liabilities	0.4	2.4

Net cash provided by operating activities	19.9	47.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(2.5)	(6.7)
Acquistions, net of cash acquired	—	(0.5)
Cash proceeds from the sale of assets	0.1	—

Net cash used in investing activities	(2.4)	(7.2)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	(3.1)
Net activity of long-term revolving credit facility	(27.9)	(40.5)
Repayments of capital lease obligations	(0.1)	—
Issuance of common stock	—	0.1
Treasury stock at cost	(0.2)	(1.8)
Excess tax benefit from stock-based compensation	—	0.2
Other	—	0.1

Net cash used in financing activities	(28.2)	(45.0)

Change in cash and cash equivalents	(10.7)	(4.5)
Cash and cash equivalents at beginning of period	17.4	12.3

Cash and cash equivalents at end of period	$6.7	$7.8

Supplemental information:
Cash paid for interest	$2.8	$2.3

Cash paid for taxes	$1.3	$0.5

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6
Net income				10.5		10.5
Exercise of stock options and tax components of stock-based awards, net	11,675	—	0.3	—	—	0.3
Vested restricted stock units	252,118	—	—	—	—	—
Vested performance stock units	62,547
Treasury stock at cost	(118,489)	—	—	—	(1.8)	(1.8)
Stock-based compensation - non-vested restricted stock	—	—	1.6	—	—	1.6
Stock-based compensation - stock options	—	—	0.4	—	—	0.4

Balance at March 31, 2013	29,695,306	$0.3	$365.3	$101.8	$(13.8)	$453.6

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the “Corporation”) is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals and also provides specialty infusion services to patients outside a hospital setting. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues, operating 90 institutional pharmacies and 12 specialty infusion pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

Operating Segments

The Corporation consists of two operating segments: pharmacy and specialty infusion services. For financial reporting purposes, management considers these two operating segments to be similar and, therefore, has aggregated them into a single reportable segment.

Principles of Consolidation

All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2012, included in the Corporation’s Annual Report on Form 10-K. The balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements adjusted for acquisition related measurement period adjustments as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. As of December 31, 2012 and March 31, 2013, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial liability recorded at fair value at December 31, 2012 and March 31, 2013, is set forth in the tables below (dollars in millions):

As of December 31, 2012	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$4.8	$—	$4.8	$—	A

As of March 31, 2013	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$5.6	$—	$5.6	$—	A

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation and is recorded in other long-term liabilities in the condensed consolidated balance sheets The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these assets and liability. The Corporation’s debt approximates fair value due to the terms of the interest being set at variable market interest rates (Level 2).

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation’s aging accounts receivable. This review is focused primarily on trends in private and other payers, PDP’s, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivable, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation’s long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31, 2012	March 31, 2013
Institutional healthcare providers	$158.1	$160.2
Medicare Part D	41.6	39.1
Private payer and other	28.4	29.9
Insured	16.8	16.5
Medicaid	16.1	15.7
Medicare	2.0	2.1
Allowance for doubtful accounts	(56.4)	(55.8)

	$206.6	$207.7

0 to 60 days	58.8%	58.0%
61 to 120 days	17.1%	15.8%
Over 120 days	24.1%	26.2%

	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2012	$48.6	$25.9	$(18.1)	$56.4
Three months ended March 31, 2013	56.4	5.5	(6.1)	55.8

Concentration of Credit Risk

For the three months ended March 31, 2012 and 2013, the Corporation derived approximately 13.8% and 14.5%, respectively, of its revenues from a single customer, including all payer sources of the Corporation.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended March 31, 2012 and 2013, maintenance and repairs were $2.0 million and $2.7 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the three months ended March 31, 2012 or 2013.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended March 31, 2012 and 2013, the Corporation capitalized internally developed software costs of $0.9 million and $2.9 million, respectively. As of December 31, 2012 and March 31, 2013, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $16.6 million and $16.2 million, respectively.

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For three months ended March 31, 2012 and 2013, the expense for employee health benefits was $5.5 million, the majority of which was related to its self-insured plans. As of December 31, 2012 and March 31, 2013, the Corporation had $3.3 million and $3.4 million, respectively, recorded as a liability for self-insured employee health benefits.

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

Delivery Expenses

The Corporation incurred delivery expenses of $16.3 million and $15.7 million for the three months ended March 31, 2012 and 2013, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using the Black-Scholes-Merton option valuation model (see Note 10).

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

Measurement Period Adjustments

For the three months ended March 31, 2013, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2012 as a result of measurement period adjustments related to the Amerita acquisition (See Note 2).

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 2—ACQUISITIONS

2012 Acquisitions

Amerita Acquisition

On December 13, 2012 the Corporation, through a wholly-owned subsidiary, acquired all of the outstanding stock of Amerita, Inc., a Delaware corporation (“Amerita”), for $84.5 million in cash, net of cash acquired of $1.0 million, including the working capital adjustment in the first quarter of 2013. During the three months ended March 31, 2013 the final working capital adjustment was completed for the Amerita acquisition resulting in additional purchase price paid of $0.5 million. The Corporation’s primary purpose in acquiring Amerita, Inc. was to complement existing pharmacy services through the provision of additional infusion services. The total purchase price of Amerita was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 13, 2012. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. For tax purposes, the transaction was considered a stock acquisition. Approximately $15.9 million of goodwill related to previous acquisitions made by Amerita will be tax deductible by the Corporation.

The preliminary allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 13, 2012. The preliminary purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Accounts receivable	$11.1	$0.1	$11.2
Inventory	1.6	—	1.6
Other current assets	0.6	0.2	0.8
Equipment and leasehold improvements	0.8	—	0.8
Other long-term assets	0.2	—	0.2
Deferred tax assets	1.2	—	1.2
Identifiable intangibles	30.8	—	30.8
Goodwill	53.3	0.3	53.6

Total Assets	99.6	0.6	100.2
Current liabilities	(5.6)	(0.1)	(5.7)
Deferred tax liabilities - long-term	(9.9)		(9.9)
Other long-term liabilities	(0.1)	—	(0.1)

Total Liabilities	(15.6)	(0.1)	(15.7)

Total purchase price, less cash acquired	$84.0	$0.5	$84.5

(1)	As previously reported in the Corporation’s 2012 Annual Report on Form 10-K

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

Other

For the three months ended March 31, 2012 and March 31, 2013 the Corporation incurred $2.5 million and $1.4 million, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

Pro Forma

The following unaudited pro forma condensed consolidated financial information is not intended to represent or be indicative of the condensed consolidated results of operations or financial condition of the Corporation that would have been reported had the acquisitions been completed as of the date or for the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Corporation.

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2012, excluding the merger, acquisition, integration costs and other charges, stock-based compensation and deferred compensation, and assuming an effective tax rate exclusive of discrete items for the three months ended March 31, 2012, would be as follows (dollars in millions, except per share amounts):

Three Months Ended March 31, 2012
Revenues	$518.9
Net income	$10.2
Earnings per common share:
Basic	$0.35
Diluted	$0.34

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	(As Adjusted)
	December 31,	March 31,
	2012	2013
Leasehold improvements	$14.7	$15.7
Equipment and software	139.0	139.7
Construction in progress	5.1	7.8

	158.8	163.2
Accumulated depreciation	(105.7)	(108.3)

Total equipment and leasehold improvements	$53.1	$54.9

Depreciation expense totaled $4.8 million for the three months ended March 31, 2012 and 2013.

NOTE 4—GOODWILL AND INTANGIBLES

As of December 31, 2012, as adjusted, and March 31, 2013 the carrying amount of goodwill was $268.5 million.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

	Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2012	Additions	March 31, 2013
Customer relationships	$98.8	$—	$98.8
Trade name	57.0	—	57.0
Non-compete agreements	12.6	2.3	14.9

Sub Total	168.4	2.3	170.7
Accumulated amortization	(46.5)	(4.1)	(50.6)

Net intangible assets	$121.9	$(1.8)	$120.1

Amortization expense relating to finite-lived intangible assets was $2.8 million and $4.1 million for the three months ended March 31, 2012 and 2013, respectively.

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

As of March 31, 2013, $240.6 million was outstanding under the term loan facility and $31.1 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (Continued)

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,	March 31,
Credit Agreement:	2012	2013
Term Debt - payable to lenders at LIBOR plus applicable margin (2.95% as of March 31, 2013), matures June 30, 2016	$243.8	$240.6
Revolving Credit Facility payable to lenders, interest plus applicable margin (4.01% as of March 31, 2013) matures June 30, 2016	71.7	31.1

Total debt	315.5	271.7
Less: Current portion of long-term debt	12.5	12.5

Total long-term debt	$303.0	$259.2

The Corporation’s indebtedness has the following maturities for the current year and the next four years (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2013	$9.4	$—	$9.4
2014	12.5	—	12.5
2015	112.5	—	112.5
2016	106.2	31.1	137.3

	$240.6	$31.1	$271.7

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2013 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $166.9 million as of March 31, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $540.6 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at March 31, 2013.

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2013, the Corporation had $8.0 million of unamortized deferred financing fees.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation is responding to investigations by the U.S. Attorneys and by the Drug Enforcement Agency into the Corporation’s alleged failure to comply with various laws and regulations relating to the control and dispensing of certain controlled substances as well as the potential filing of false claims for payments of certain controlled substances that the Corporation dispensed to nursing home residents. The Corporation has been informed that the government believes that the claims at issue were not eligible for payment due to the alleged non-compliance with various Medicare, Medicaid and other laws and regulations relating to the dispensing, control, sale, billing and reimbursement for such controlled substances. The Corporation denies the allegations made by the government and will defend itself in the event any actions are brought by the government. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect to our consolidated financial condition, results of operations, or liquidity. As a part of these investigations, on April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney’s Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation’s two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act by dispensing Scheduled II drugs without a proper prescription. The Corporation is evaluating the complaint and intends to defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney’s Office for the District of South Carolina and the Western District of Virginia, are investigating whether the Corporation’s activities in connection with agreements it had with the manufacturers of the pharmaceutical Aranesp and Depakote, respectively, violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with these investigations and believes that it has complied with applicable laws and regulations with respect to these matters. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect to our consolidated financial condition, results of operations, or liquidity.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the Corporation is involved in certain legal actions and regulatory investigations, including those related to pharmaceuticals sold by the Corporation arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity.

FUL and AMP Changes

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to the established limits, at rates determined in accordance with each state’s regulations. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement of certain prescription drugs under Medicaid (these upper limits being the “FUL”).

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 (“DRA”) to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly Average Manufacturer’s Price (“AMP”) for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally. In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. Centers for Medicare and Medicaid Services (“CMS”) will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

Prime Vendor Agreement

On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen Drug Corporation (“ABDC”) effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the “First Amendment”) modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016.

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

	Three Months Ended March 31,
	2012	2013
Pharmacy locations and administrative offices lease expense	$3.5	$3.9
Office equipment lease expense	0.6	0.7

Total lease expense	$4.1	$4.6

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

	Operating
Year Ending December 31,	Leases
2013	$15.2	*
2014	10.5
2015	8.2
2016	6.0
2017	4.6
Thereafter	9.1

Total	$53.6

*	The 2013 amount shown includes lease expense for the three months ended March 31, 2013 of $3.9 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 7—REVENUES

The Corporation recognizes revenues at the time services are provided or products are delivered. A significant portion of these revenues are billed to Prescription Drug Plans (“PDPs”) under Medicare Part D, the state Medicaid programs, long-term care institutions, third party insurance companies, and private payers. Some claims are electronically adjudicated through online processing at the point the prescription is dispensed such that the Corporation’s operating system is automatically updated with the actual amount to be reimbursed. As a result, revenues and the associated receivables are based upon the actual reimbursement to be received by the Corporation. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts upon cash receipts.

The Corporation’s specialty infusion services revenues are recognized on the date that services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with payers. Substantially all the Corporation’s specialty infusion services revenues are derived from fees charged for patient care under fee-for-service arrangements.

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

A summary of revenues by payer type for the three months ended March 31, are as follows (dollars in millions):

	Three Months Ended March 31,
	2012		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare Part D	$240.2	48.2%	$194.0	44.1%
Institutional healthcare providers	149.8	30.0	137.4	31.2
Medicaid	47.7	9.6	41.8	9.5
Private and other	23.5	4.7	21.2	4.8
Insured	20.7	4.1	25.8	5.9
Medicare	0.9	0.2	3.5	0.8
Hospital management fees	16.1	3.2	16.1	3.7

Total	$498.9	100.0%	$439.8	100.0%

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

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition integration costs and other charges were $5.4 million and $2.9 million for the three months ended March 31, 2012 and March 31, 2013, respectively.

Integration costs were $2.9 million and $1.5 million for the three months ended March 31, 2012 and March 31, 2013, respectively. The Corporation incurred costs during the three months ended March 31, 2012 of $2.2 million related to costs incurred as a result of Omnicare’s unsolicited tender. The decrease in integration costs primarily associated with tender offer costs was partially offset by IT Transition costs the Corporation incurred of $1.3 million in 2013.

Acquisition costs were $2.5 million and $1.4 million for the three months ended March 31, 2012 and March 31, 2013, respectively, which decreased due to employee and facility costs associated with prior acquisitions.

NOTE 9—HURRICANE SANDY DISASTER COSTS

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility as well as damage and disruption at the Corporation’s customers’ facilities have been recorded as a separate component in the condensed consolidated income statements.

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its $1.0 million deductible, is approximately $3.1 million. After consideration of a $3.0 million advance by the insurance carrier the Corporation has recorded a receivable for $0.1 million which is included in prepaids and other assets in the condensed consolidated balance sheets. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the loss shown was recorded. For the three months ended March 31, 2013 Hurricane Sandy disaster costs were $0.6 million.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of March 31, 2013, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock of which $24.0 million remains available under the program as of March 31, 2013. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2013, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 118,489 shares of certain vested awards for an aggregate price of approximately $1.8 million during three months ended March 31, 2013. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2013, the Corporation had a total of 1,574,782 shares held as treasury stock.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

As of March 31, 2013, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,628,452 shares. The 2,628,452 shares do not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 1,682,000.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended March, 31
	2012	2013
Stock option compensation expense	$0.5	$0.4
Nonvested stock compensation expense	1.1	1.6

Total Stock Compensation Expense	$1.6	$2.0

Negative effect on diluted earnings per share	$(0.03)	$(0.04)

As of March 31, 2013, there was $13.9 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current and the next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,	Stock Options	Nonvested Restricted Stock Units	Performance Share Units	Total
2013	$1.3	$3.5	$2.2	$7.0	*
2014	0.7	2.3	1.7	4.7
2015	0.1	1.1	1.0	2.2
2016	—	0.9	0.8	1.7
2017	—	0.3	—	0.3
Thereafter	—	—	—	—

Total	$2.1	$8.1	$5.7	$15.9

*	The 2013 amount shown includes stock-based compensation expense for the three months ended March 31, 2013 of $2.0 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

Stock options were not granted to officers and employees during 2012 or 2013. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2012	2,424,285	$15.14	3.2 years	$1.8

Exercised	(11,675)	11.73
Canceled	(2,429)	13.23
Expired	(11,083)	16.47

Outstanding shares at March 31, 2013	2,399,098	$15.15	2.9 years	$1.7

Exercisable shares at March 31, 2013	2,034,063	$15.53	2.6 years	$0.9

The total intrinsic value of stock options exercised for both the three months ended March 31, 2012 and March 31, 2013 was $0.1 million. Cash received from stock option exercises during the three months ended March 31, 2013 was $0.1 million. The total fair value of options vested for the three months ended March 31, 2012 and 2013 was $1.8 million and $1.6 million, respectively. The Corporation expects to recognize stock-based compensation expense for stock options over a remaining weighted average period of 1.08 years.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2012	1,133,335	$13.00

Granted - Restricted Stock Units	240,233	14.49
Granted - Performance Share Units	233,233	14.48
Forfeited	(74,381)	17.83
Vested	(314,665)	13.49

Outstanding shares at March 31, 2013	1,217,755	$13.16

The total fair value of shares vested for the three month ended March 31, 2012 and 2013 was $0.7 million and $4.2 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of 2.3 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 924,537 shares.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2012	2013
Provision for income taxes	$3.7	$6.9

Total provision as a percentage of pre-tax income	40.1%	39.9%

The decrease in our provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to an increase in pre-tax book income, which reduces the effective tax rate impact of the net unfavorable permanent items. The effective tax rates in 2013 and 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $123.3 million and $119.8 million at December 31, 2012 and March 31, 2013, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of March 31, 2013, the Corporation has no tax benefits from federal net operating loss carryforwards and tax benefits from state net operating loss carryforwards of $7.8 million, net of federal benefit. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $25.6 million at December 31, 2012 and $22.0 million at March 31, 2013, net of valuation allowances of $1.0 million.

As of December 31, 2012 and March 31, 2013, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. Federal and State tax jurisdictions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three months ended March 31,
	2012	2013
Numerator:
Numerator for basic and earnings per diluted share - net income	$5.6	$10.5

Denominator:
Denominator for basic earnings per share - weighted average shares	29,430,190	29,566,959
Effective of dilutive securities (stock options, restricted stock units and performance share units)	279,960	496,778

Denominator for earnings per diluted share - adjusted weighted average shares	29,710,150	30,063,737

Basic earnings per share	$0.19	$0.36

Earnings per diluted share	$0.19	$0.35

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	3,107,551	1,878,892

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

•

the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;

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

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;

•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;

•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the effects of the sequestration order issued by the Federal government in March 2013, mandating pending reductions impacting most federal programs, including Medicare;

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

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2013, reflect the financial position, results of operations, and cash flows of the Corporation.

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

Specialty Infusion Services

The Corporation provides specialty infusion services focused on providing complex pharmaceutical products and clinical services to patients in client facilities, hospice, and outside of hospital or nursing home settings. We offer high-touch clinical services to patients with acute or chronic conditions. The delivery of home infusion therapy requires comprehensive planning and monitoring which is provided through our registered nursing staff. Our nursing staff performs an initial patient assessment, provides therapy specific training and education, administers therapy and monitors for potential side effects. We also provide extensive clinical monitoring and patient follow-up to ensure adherence and proactively manage patients’ conditions. An in-network strategy facilitates easier decision-making for referral sources and provides us with the ability to pre-authorize patients, auto adjudicate, and bill electronically, enabling faster prescription turnaround.

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

We have significant customer concentrations with facilities operated by Kindred. For the three months ended March 31, 2013, revenues from Kindred’s nursing facilities and hospitals represented approximately 14.5% of the Corporation’s total revenues.

Specialty Infusion Services. At March 31, 2013, the Corporation provided specialty infusion services to patients in 14 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Suppliers/Inventory

We obtain pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. The following table summarizes the Corporation’s generic drug dispensing rate:

	2012	2013
March 31,	80.9%	83.3%
June 30,	83.2	—
September 30,	84.4	—
December 31,	84.8	—

The following table summarizes the material brand-to-generic conversions expected to occur in 2013 through 2017:

2013	2014	2015	2016	2017
Lidoderm Patch	Detrol LA	Namenda	Crestor	Seroquel XR
Diovan	Invega Sustema	Risperdal Consta		Zetia
Cymbalta	Renvela Oxycontin	Abilify		Aggrenox
	Celebrex	Invanz
Restasis
Copaxone
Zyvox
Nexium
(Number in parentheses refers to the expected quarter of conversion)

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

FUL and AMP Changes

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to the established limits, at rates determined in accordance with each state’s regulations. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement of certain prescription drugs under Medicaid (these upper limits being the “FUL”).

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

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

Short Cycle Dispensing

Pursuant to the 2010 Health Care Reform Legislation, Prescription Drug Plans (“PDPs”) are required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. Beginning January 1, 2013, CMS required pharmacies dispensing to long-term care facilities to dispense no more than 14-day supplies of brand-name oral solid medications covered by Medicare Part D. The Corporation fully implemented short cycle dispensing on January 1, 2013. The impact of short cycle dispensing is not expected to have a material adverse impact on the Corporation’s results of operations.

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

Part B

The Medicare Modernization Act also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, oxygen equipment, hospital beds, walkers, negative pressure wound therapy pumps and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation submitted bids in all geographic areas for the enteral nutrient category prior to the March 3, 2012 deadline set by CMS. Once the bidding and selection process is completed, proposed implementation of the contracts and pricing will be July 2013. Medicare Part B is not material to the Corporation, representing 0.08% of revenues.

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

We obtain reimbursement for drugs provided to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the BBA.

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

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including the requirements related to eligibility, coverage for services, payment, and admissions. For residents that are eligible for Medicaid only, and are not dual eligible covered under Medicare Part D, we bill the individual state Medicaid program or in certain circumstances the state’s designated managed care or other similar organizations. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement of certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost, which generally is defined as a function of average wholesale price and may include a profit percentage plus a dispensing fee. Most states establish a fixed dispensing fee per prescription that is adjusted to reflect associated cost. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally higher discounts off average wholesale price levels, expansion of the number of medications subject to federal upper limit pricing, and general reductions in contract payment methodology to pharmacies.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate or different estimates could have a material impact on our condensed consolidated results of operations or financial condition.

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

Our allowance for doubtful accounts, included in our condensed consolidated balance sheets at December 31, 2012 and March 31, 2013, were $56.4 million and $55.8 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

		% of			% of
	Amount	Revenues		Amount	Revenues
2012			2013
First Quarter	$6.2	1.2%	First Quarter*	$5.3	1.2%
Second Quarter	6.2	1.4
Third Quarter	7.3	1.7
Fourth Quarter*	5.5	1.3

*	Excludes a $0.7 million and $0.2 expense related to Hurricane Sandy for December 31, 2012 and March 31, 2013, respectively. See further discussion in Note 9.

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

The following table shows our pharmacy revenue days outstanding reflected in our pharmacy net accounts receivable as of the quarters indicated:

	2012	2013
First Quarter	42.8	41.8
Second Quarter	45.4	—
Third Quarter	44.1	—
Fourth Quarter	44.1	—

The following table shows our summarized aging categories by quarter:

	2012				2013
	First	Second	Third	Fourth	First
0 to 60 days	61.5%	58.0%	58.6%	58.8%	58.0%
61 to 120 days	17.3	17.7	15.7	17.1	15.8
Over 120 Days	21.2	24.3	25.7	24.1	26.2

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

		Gross	% of Gross			Gross	% of Gross
		Accounts	Accounts			Accounts	Accounts
	Allowance	Receivable	Receivable		Allowance	Receivable	Receivable
2012				2013
First Quarter	$52.1	$296.4	17.6%	First Quarter	$55.8	$263.5	21.2%
Second Quarter	52.8	272.1	19.4
Third Quarter	56.1	266.0	21.1
Fourth Quarter	56.4	262.9	21.5

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

The Corporation’s specialty infusion services revenues are recognized on the date that services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with payers. Substantially all the Corporation’s specialty infusion services revenues are derived from fees charged for patient care under fee-for-service arrangements.

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

Inventory and cost of drugs dispensed

We have inventory located at each of our pharmacy locations. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

As of December 31, 2012 and March 31, 2013, our inventories on our accompanying condensed consolidated balance sheets were $135.7 million and $100.2 million, respectively.

Our inventory turns were as follows for the periods presented:

	2012	2013
First Quarter	11.0	8.6
Second Quarter	10.6	—
Third Quarter	10.3	—
Fourth Quarter	8.9	—

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

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013 was $268.5 million.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013 were $121.9 million and $120.1 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2012 and March 31, 2013 was $46.5 million and $50.6 million, respectively.

The Corporation performs an annual, and more frequent if necessary, qualitative assessment of its reporting units to determine if it is necessary to proceed to the first step of the two-step goodwill impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The qualitative analysis requires the Corporation to examine a wide range of factors, including macro economic factors, industry and market considerations, overall financial performance of the Corporation, and other relevant entity specific factors affecting a reporting unit such as a change in the composition or carrying amount of its net assets, and changes in share price. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

Accounting for income taxes

The provision for income taxes is based upon the Corporation’s annual taxable income or loss for each respective accounting period. The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in the accompanying condensed consolidated income statements. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. Conversely deferred tax liabilities represent a temporary difference which will be taxed in a future period.

We assess the likelihood that deferred tax assets will be recovered as an offset to future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013, were $25.6 million and $22.0 million, respectively, including the impact of valuation allowances. Our valuation allowances for deferred tax assets in our condensed consolidated balance sheets as of December 31, 2012 and March 31, 2013 were $1.0 million.

Please refer to Note 11 to our condensed consolidated financial statements included elsewhere in this report for further discussion of our accounting for income taxes.

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

Hurricane Sandy disaster costs reflect costs associated with damages caused by Hurricane Sandy in October 2012 and the related insurance recovery from the effects of the storm to the Corporation’s operations.

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

Inventory reflects the cost of prescription products held for dispensing by our pharmacies, net of allocated rebates, and is valued at the lower of first-in, first-out cost or market. We perform quarterly inventory counts and record our inventory and cost of goods sold based on such quarterly inventories. We also include an estimate for returns on inventory.

Deferred tax assets and liabilities primarily represent temporary differences between the financial statement basis and the tax basis of certain assets or liabilities.

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

Our debt is primarily comprised of loans under our senior secured credit facility as well as our revolving credit facility. Deferred tax liabilities primarily represent temporary differences between the financial statement basis and tax basis of fixed assets and tax deductible goodwill. We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations.

Consolidated Statements of Cash Flows

An important element of our operating cash flows is the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under the First Amendment of the Amended Prime Vendor Agreement. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

Definitions

Listed below are definitions of terms used by the Corporation in managing the business. The definitions are necessary to the understanding of the Management’s Discussion and Analysis section of this document.

Gross profit per prescription dispensed: Represents the gross profit divided by the total prescriptions dispensed.

Gross profit margin: Represents the gross profit per prescription dispensed divided by the revenue per prescription dispensed.

Prescriptions dispensed: Represents a prescription filled for an individual patient. A prescription will usually be for a 14 or 30 day period and will include only one drug type.

Revenues per prescription dispensed: Represents the revenues divided by the total prescriptions dispensed.

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions in thousands):

	Quarter Ended March 31,
	2012		Increase (Decrease)		2013
	Amount	% of Total Revenues			Amount	% of Total Revenues
Revenues	$498.9	100.0%	$(59.1)	(11.8)%	$439.8	100.0%
Cost of goods sold	426.3	85.4	(70.8)	(16.6)	355.5	80.8

Gross profit	$72.6	14.6%	$11.7	16.1%	$84.3	19.2%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	10,085		(374)	(3.7)%	9,711
Revenue per prescription dispensed	$49.47		$(4.18)	(8.4)%	$45.29
Gross profit per prescription dispensed	$7.20		$1.48	20.6%	$8.68
Gross profit margin	14.6%		4.6%	31.5%	19.2%
Generic dispensing rate	80.9%		2.4%	3.0%	83.3%

Revenues

Revenues decreased $59.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to the net decline in prescriptions dispensed, one less workday in three months ended March 31, 2013, as well as other factors including the increase in the generic dispensing rate which results in lower revenues. The decline was partially offset by the acquisition of Amerita in the fourth quarter of 2012. The decrease of $59.1 million is comprised of an unfavorable volume variance of approximately $18.5 million or 374,000 less prescriptions dispensed and an unfavorable rate variance of approximately $40.6 million or $4.18 decrease per prescription dispensed.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $84.3 million or $8.68 per prescription dispensed compared to $72.6 million or $7.20 per prescription dispensed for the three months ended March 31, 2012. Gross profit margin for the three months ended March 31, 2013 was 19.2% compared to 14.6% for the three months ended March 31, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies and the increase in the generic dispensing rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $52.4 million to $56.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2013. The increase of $4.3 million is due primarily to an increase of $3.8 million in labor costs, of which $3.1 million is related to the Amerita acquisition partially offset by a decrease of $1.3 million in contracted services and $0.9 million in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $2.7 million.

Depreciation and Amortization

Depreciation expense remained consistent at $4.8 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Amortization expense increased from $2.8 million to $4.1 million for the three months ended March 31, 2012 compared to March 31, 2013 as a result of amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012. Additionally, more expense was recognized in 2013 compared to 2012 related to short-term non-compete agreements which began amortizing in the current year.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges decreased from $5.4 million to $2.9 million for the three months ended March 31, 2012 compared to March 31, 2013.

Integration costs decreased from $2.9 million to $1.5 million for the three months ended March 31, 2012 compared to March 31, 2013 due primarily to the decrease in tender offer costs. The Corporation incurred costs during the three months ended March 31, 2012 of $2.2 million related to costs incurred as a result of Omnicare’s unsolicited tender offer including legal, investment banking and other fees. The decrease in tender offer costs was partially offset by IT Transition costs the Corporation incurred of $1.3 million in 2013 related to the IT Transition.

Acquisition costs decreased from $2.5 million to $1.4 million for the three months ended March 31, 2012 compared to March 31, 2013, due to a decrease in employee and facility costs associated with prior acquisitions.

Interest Expense

Interest expense decreased from $2.7 million to $2.6 million for the three months ended March 31, 2012 compared to March 31, 2013 primarily due to a decrease in interest rates and a lower average outstanding balance. Long-term debt, including the current portion, was $272.1 million and $271.7 million as of March 31, 2012 and March 31, 2013, respectively. The Corporation’s credit facility is based on LIBOR which decreased from .24% at March 31, 2012 to .20% at March 31, 2013.

Tax Provision

The provision for income taxes as a percentage of pre-tax income decreased from 40.1% to 39.9% for the three months ended March 31, 2012 compared to March 31, 2013 due to an increase in pre-tax income, which reduces the effective tax rate impact of the net unfavorable permanent items. The effective tax rates in 2013 and 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Quarter Ended March 31,
	2012	2013
Net cash provided by operating activities	$19.9	$47.7
Net cash used in investing activities	(2.4)	(7.2)
Net cash used in financing activities	(28.2)	(45.0)

Net change in cash and cash equivalents	(10.7)	(4.5)
Cash and cash equivalents at beginning of period	17.4	12.3

Cash and cash equivalents at end of period	$6.7	$7.8

Operating Activities – Cash provided by operating activities aggregated $47.7 million for the three months ended March 31, 2013 compared to $19.9 million for the three months ended March 31, 2012. The increase in cash provided by operating activities compared to the prior period is due to cash provided by inventory reductions based on the Corporation’s purchasing strategies along with improved collections on accounts receivable partially offset by a reduction in accounts payable.

Investing Activities – Cash used in investing activities aggregated $7.2 million for the three months ended March 31, 2013 as compared to $2.4 million for the three months ended March 31, 2012. The increase in investing activities compared to the prior period is due primarily to the capital expenditures increase over the prior period resulting from the purchase of computer hardware and software necessary for the IT Transition along with replacements of damaged assets related to Hurricane Sandy. The Corporation also paid an additional $0.5 million for the Amerita acquisition during the first quarter 2013.

Financing Activities – Cash used in financing activities aggregated $45.0 million for the three months ended March 31, 2013 as compared to $28.2 million for the three months ended March 31, 2012. The Corporation paid $3.1 million on the term loan during the first quarter 2013 as compared to the prior year when the Corporation did not have a term loan payment. In addition, the Corporation had net repayments of $40.5 million on its revolver during the three months ended March 31, 2013. In the prior period, the Corporation had net repayments on the revolver of $27.9 million.

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

The Corporation had a total of $240.6 million outstanding of term debt under the Credit Agreement and $31.1 outstanding balance under the revolving portion of the Credit Agreement as of March 31, 2013. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of March 31, 2013 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $166.9 million as of March 31, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $540.6 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at March 31, 2013.

Prime Vendor Agreement

On January 25, 2013 the Corporation renegotiated its prime vendor agreement with ABDC effective January 1, 2013. The First Amendment modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016. The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation’s drug pricing under the terms of the First Amendment.

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

Treasury Stock

During the three months ended March 31, 2013, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 118,489 shares of certain vested awards for an aggregate price of approximately $1.8 million during three months ended March 31, 2013. These shares have been designated by the Corporation as treasury stock.

As of March 31, 2013, the Corporation had a total of 1,574,782 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2012 and for the first quarter of 2013 (in millions, except where indicated):

	2012 Quarters				2013 Quarter
	First	Second	Third	Fourth	First
Revenues	$498.9	$458.5	$442.0	$433.2	$439.8
Cost of goods sold	426.3	382.6	365.9	357.6	355.5

Gross profit	72.6	75.9	76.1	75.6	84.3
Selling, general and administrative	52.4	54.9	54.5	52.9	56.7
Amortization expense	2.8	3.0	3.2	3.3	4.1
Merger, acquisition, integration costs, and other charges	5.4	2.8	6.1	5.6	2.9
Hurricane Sandy disaster costs	—	—	—	4.5	0.6

Operating income	12.0	15.2	12.3	9.3	20.0
Interest expense, net	2.7	2.5	2.4	2.4	2.6

Income before income taxes	9.3	12.7	9.9	6.9	17.4
Provision for income taxes	3.7	5.1	3.9	3.2	6.9

Net income	$5.6	$7.6	$6.0	$3.7	$10.5

Earnings per share (1):
Basic	$0.19	$0.26	$0.20	$0.13	$0.36
Diluted	$0.19	$0.26	$0.20	$0.12	$0.35
Adjusted diluted earnings per diluted share (1)(2):	$0.33	$0.35	$0.39	$0.36	$0.46
Shares used in computing earnings per share:
Basic	29.4	29.5	29.5	29.5	29.6
Diluted	29.7	29.7	29.8	30.0	30.1
Balance sheet data:
Cash and cash equivalents	$6.7	$12.0	$49.5	$12.3	$7.8
Working capital (3)	$330.0	$316.6	$323.2	$323.0	$292.9
Goodwill (3)	$214.9	$214.9	$214.9	$268.5	$268.5
Intangible assets, net	$97.8	$95.7	$94.0	$121.9	$120.1
Total assets (3)	$800.7	$782.3	$798.2	$886.3	$840.9
Long-term debt	$272.1	$250.0	$243.8	$315.5	$271.7
Total stockholders’ equity	$420.8	$429.7	$437.3	$442.6	$453.6
Supplemental information:
Adjusted EBITDA(2)	$26.8	$26.7	$28.8	$28.9	$34.6
Adjusted EBITDA Margin (2)	5.4%	5.8%	6.5%	6.7%	7.9%
Adjusted EBITDA per prescription dispensed (2)	$2.66	$2.70	$2.97	$3.03	$3.56
Net cash provided by (used in) operating activities	$19.9	$31.9	$51.4	$(17.5)	$47.7
Net cash used in investing activities	$(2.4)	$(4.6)	$(7.0)	$(91.3)	$(7.2)
Net cash (used in) provided by financing activities	$(28.2)	$(22.0)	$(6.9)	$71.6	$(45.0)
Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,085	9,879	9,711	9,546	9,711
Revenue per prescription dispensed	$49.47	$46.41	$45.52	$45.38	$45.29
Gross profit per prescription dispensed	$7.20	$7.68	$7.84	$7.92	$8.68
Gross profit margin	14.6%	16.5%	17.2%	17.5%	19.2%
Generic drug dispensing rate	80.9%	83.2%	84.4%	84.8%	83.3%

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)	See “Use of Non-GAAP Measures for Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings Per Diluted Common Share, and for Reconciliation of Net Income to Adjusted EBITDA and Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Condensed Consolidated Financial Statements.

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income and cash flows from operating activities are significant components of the accompanying consolidated income statements and cash flows and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation’s net income and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and tax accounting matters as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and tax accounting matters does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and tax accounting matters excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2012 Quarters				2013 Quarter
	First	Second	Third	Fourth	First
Net income	$5.6	$7.6	$6.0	$3.7	$10.5
Add:
Interest expense, net	2.7	2.5	2.4	2.4	2.6
Merger, acquisition, integration costs and other charges	5.4	2.8	6.1	5.6	2.9
Hurricane Sandy disaster costs	—	—	—	4.5	0.6
Stock-based compensation and deferred compensation	1.8	1.2	2.6	1.5	2.2
Provision for income taxes	3.7	5.1	3.9	3.2	6.9
Depreciation and amortization expense	7.6	7.5	7.8	8.0	8.9

Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6

Adjusted EBITDA Margin	5.4%	5.8%	6.5%	6.7%	7.9%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2012 Quarters				2013 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6
Interest expense, net	(2.7)	(2.5)	(2.4)	(2.4)	(2.6)
Merger, acquisition, integration costs and other charges	(3.8)	(2.5)	(5.8)	(6.5)	(2.9)
Hurricane Sandy disaster costs	—	—	—	(3.0)	(1.2)
Provision for bad debt	6.2	6.2	7.3	5.5	5.3
Amortization of deferred financing fees	0.2	0.2	0.3	0.3	0.3
Loss (gain) on disposition of equipment	(0.1)	—	—	0.2	—
Provision for income taxes	(3.7)	(5.1)	(3.9)	(3.2)	(6.9)
Deferred income taxes	2.6	3.4	(2.1)	(1.1)	3.6
Changes in federal and state income tax payable	(0.2)	1.0	4.4	(4.1)	2.8
Changes in assets and liabilities	(5.2)	4.3	24.7	(32.2)	14.6
Other	(0.2)	0.2	0.1	0.1	0.1

Net Cash Flows Provided by (Used in) Operating Activities	$19.9	$31.9	$51.4	$(17.5)	$47.7

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2012 Quarters				2013 Quarter
	First	Second	Third	Fourth	First
Diluted earnings per share	$0.19	$0.26	$0.20	$0.12	$0.35
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.11	0.06	0.13	0.11	0.06
Hurricane Sandy disaster costs	—	—	—	0.09	0.01
Stock-based compensation and deferred compensation	0.03	0.03	0.06	0.03	0.04
Tax accounting matters	—	—	—	0.01	—

Adjusted diluted earnings per share	$0.33	$0.35	$0.39	$0.36	$0.46

First Quarter 2013 Results compared to the Fourth Quarter 2012

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts and where indicated):

	Quarter Ended
	December 31, 2012		Increase (Decrease)		March 31, 2013
	Amount	% of Revenues			Amount	% of Revenues
Revenues	$433.2	100.0%	$6.6	1.5%	$439.8	100.0%
Cost of goods sold	357.6	82.5	(2.1)	(0.6)	355.5	80.8

Gross profit	$75.6	17.5%	$8.7	11.5%	$84.3	19.2%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,546		165	1.7%	9,711
Revenue per prescription dispensed	$45.38		$(0.09)	(0.2)%	$45.29
Gross profit per prescription dispensed	$7.92		$0.76	9.6%	$8.68
Gross profit margin	17.5%		1.7%	9.7%	19.2%
Generic dispensing rate	84.8%		(1.5)	(1.8)%	83.3%

Revenues

Revenues increased $6.6 million for the three months ended March 31, 2013 compared to the three months ended December 31, 2012 due to the acquisition of Amerita in December 2012 and the impact of short cycle dispensing partially offset by the one additional work day during the three months ended December 31, 2012. The Amerita Acquisition occurred on December 13, 2012, and therefore did not have a significant impact on the three months ended December 31, 2012. The increase of $6.6 million is comprised of a favorable volume variance of $7.5 million and an unfavorable rate variance of $0.9 million.

Gross Profit and Operating Expenses

Gross profit for the three months ended March 31, 2013 was $84.3 million or $8.68 per prescription dispensed compared to $75.6 million or $7.92 per prescription dispensed for the three months ended December 31, 2012. Gross profit margin for the three months ended March 31, 2013 was 19.2% compared to 17.5% for the three months ended December 31, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $52.9 million to $56.7 million for the three months ended December 31, 2012 compared to March 31, 2013. The increase of $3.8 million is due primarily to increases of $3.4 million in labor costs of which $2.3 million is related to the Amerita acquisition and $1.4 in professional fees partially offset by a decrease of $1.9 million in contracted services. All other costs included in selling, general and administrative expenses increased approximately $0.9 million.

Depreciation and Amortization

Depreciation expense increased from $4.7 million to $4.8 million for the three months ended December 31, 2012 compared to March 31, 2013 resulting from depreciation on assets associated with the Amerita acquisition on December 13, 2012.

Amortization expense increased from $3.3 million to $4.1 million for the three months ended December 31, 2012 compared to March 31, 2013 as a result of amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012. Additionally, more expense was recognized in 2013 compared to 2012 related to short-term non-compete agreements which began amortizing in the current year.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges decreased from $5.6 million to $2.9 million for the three months ended December 31, 2012 compared to March 31, 2013.

Integration costs decreased from $3.5 million to $1.5 million for the three months ended December 31, 2012 compared to March 31, 2013 due primarily to the decrease in professional and advisory fees resulting from litigation costs associated with activities prior to July 31, 2007. Additionally, IT Transition costs incurred decreased from $2.1 million to $1.3 million for the three months ended December 31, 2012 compared to March 31, 2013.

Acquisition costs decreased from $2.1 million to $1.4 million for the three months ended December 31, 2012 compared to March 31, 2013 due to costs associated with the Amerita acquisition recognized in the fourth quarter 2012.

Hurricane Sandy disaster costs

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility (“Long Beach”) as well as damage and disruption at our customers facilities included lower revenue estimated at $8.6 million due to the inability to operate at full capacity during the recovery period through December 31, 2012. In addition, the Corporation has incurred actual losses for the three months ended December 31, 2012 and March 31, 2013 of $4.5 million and $0.6 million, respectively.

Interest Expense

Interest expense increased from $2.4 million to $2.6 million for the three months ended December 31, 2012 compared to March 31, 2013, due to an increase in the average outstanding balance. The average outstanding balance on the revolving credit facility during the three months ended December 31, 2012 was $12.8 million as compared to $43.2 million for the three months ended March 31, 2013. During the fourth quarter 2012 the Corporation borrowed an average of $40.2 million during the last two weeks of December 2012 to fund the Amerita acquisition and related activities. Long-term debt, including the current portion, was $271.7 million and $315.5 million as of March 31, 2013 and December 31, 2012, respectively.

Tax Provision

The provision for income taxes as a percentage of pre-tax income decreased from 45.6% to 39.9% for the three months ended December 31, 2012 compared to March 31, 2013. The decrease was primarily the result of non-deductible transaction costs related to the Amerita acquisition and a decline in book income for the three months ended December 31, 2012 that was largely attributable to the impact of Hurricane Sandy, both occurring in the fourth quarter of 2012. There were no such adjustments in the three month period ended March 31, 2013.

Liquidity and Capital Resources

The following compares the Corporation’s Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and March 31, 2013 (dollars in millions):

	Quarter Ended
	December 31, 2012	March 31, 2013
Cash flows provided by (used in) operating activities:
Net income	$3.7	$10.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.7	4.8
Amortization	3.3	4.1
Merger, acquisition, integration costs and other charges	(0.9)	—
Hurricane Sandy disaster cost	1.5	(0.6)
Stock-based compensation and deferred compensation	1.5	2.2
Amortization of deferred financing fees	0.3	0.3
Deferred income taxes	(1.1)	3.6
Gain on disposition of equipment	0.2	—
Other	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	13.5	(1.2)
Inventory	(37.4)	35.5
Prepaids and other assets	(1.4)	3.4
Accounts payable	1.5	(12.6)
Salaries, wages and other compensation	0.4	(4.8)
Other accrued liabilities	(7.4)	2.4

Net cash (used in) provided by operating activities	(17.5)	47.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(7.3)	(6.7)
Acquistions, net of cash acquired	(84.0)	(0.5)

Net cash used in investing activities	(91.3)	(7.2)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	(3.1)
Net activity of long-term revolving credit facility	71.7	(40.5)
Issuance of common stock	(0.1)	0.1
Treasury stock at cost	(0.1)	(1.8)
Excess tax benefit from stock-based compensation	0.1	0.2
Other	—	0.1

Net cash provided by (used in) financing activities	71.6	(45.0)

Change in cash and cash equivalents	(37.2)	(4.5)
Cash and cash equivalents at beginning of period	49.5	12.3

Cash and cash equivalents at end of period	$12.3	$7.8

Supplemental information:
Cash paid for interest	$2.1	$2.3

Cash paid for taxes	$8.6	$0.5

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Accounting Officer (although the Registrant appointed a new Chief Financial Officer effective April 12, 2013, the Registrant’s Chief Accounting Officer is also performing the function of the Principal Financial Officer on the filing date of this report), of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Accounting Officer (although the Registrant appointed a new Chief Financial Officer effective April 12, 2013, the Registrant’s Chief Accounting Officer is also performing the function of the Principal Financial Officer on the filing date of this report), as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer (although the Registrant appointed a new Chief Financial Officer effective April 12, 2013, the Registrant’s Chief Accounting Officer is also performing the function of the Principal Financial Officer on the filing date of this report) have concluded that, as of March 31, 2013, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2013 we completed the migration of certain information technology platforms and applications to a new support vendor. In connection with the migration to the new vendor management evaluated the impact of process changes on controls over financial reporting and updated our documentation and controls to ensure we maintain suitable controls over financial reporting.

There have been no other changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is responding to investigations by the U.S. Attorneys and by the Drug Enforcement Agency into the Corporation’s alleged failure to comply with various laws and regulations relating to the control and dispensing of certain controlled substances as well as the potential filing of false claims for payments of certain controlled substances that the Corporation dispensed to nursing home residents. The Corporation has been informed that the government believes that the claims at issue were not eligible for payment due to the alleged non-compliance with various Medicare, Medicaid and other laws and regulations relating to the dispensing, control, sale, billing and reimbursement for such controlled substances. The Corporation denies the allegations made by the government and will defend itself in the event any actions are brought by the government. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect to our consolidated financial condition, results of operations, or liquidity. As a part of these investigations, on April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney’s Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation’s two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act by dispensing Scheduled II drugs without a proper prescription. The Corporation is evaluating the complaint and intends to defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney’s Office for the District of South Carolina and the Western District of Virginia, are investigating whether the Corporation’s activities in connection with agreements it had with the manufacturers of the pharmaceutical Aranesp and Depakote, respectively, violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with these investigations and believes that it has complied with applicable laws and regulations with respect to these matters. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect to our consolidated financial condition, results of operations, or liquidity.

In addition, the Corporation is involved in certain legal actions and regulatory investigations, including those related to pharmaceuticals sold by the Corporation arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. We encourage you to read these risk factors in their entirety.

Item 2. Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a stock repurchase program of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. The Corporation did not purchase shares under this program for the three months ended March 31, 2013.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 118,489 shares of certain vested awards for an aggregate price of $1.8 million during the three months ended March 31, 2013. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2013:

				Total Number
				of Shares
				Purchased as	Approximate
				Part of a	Dollar Value of
	Total		Weighted	Publicly	Shares that may
	Number of		Average	Announced	yet be Purchased
	Shares		Price Paid	Plans or	under the Plans
Period	Purchased		per Share	Program (2)	or Programs
					(in millions)
January 1, 2013 - January 31, 2013	32,551	(1)	$15.00	—	$24.0
February 1, 2013 - February 28, 2013	—		—	—	24.0
March 1, 2013 - March 31, 2013	85,938	(1)	14.40	—	24.0

(1)	The Corporation repurchased 118,489 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	The Corporation did not repurchase shares under this program for the three months ended March 31, 2013.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

10.33	First Amendment to the Prime Vendor Agreement with AmerisourceBergen Drug Corporation dated January 25, 2013 #

10.38	Summary of 2013 CEO Short-Term Incentive Program and 2013 Short-Term Incentive Programs

10.39	Summary of 2013 Long Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.
#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 1, 2013	/s/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 1, 2013	/s/ BERARD E. TOMASSETTI
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.33	First Amendment to the Prime Vendor Agreement with AmerisourceBergen Drug Corporation dated January 25, 2013 #

10.38	Summary of 2013 CEO Short-Term Incentive Program and 2013 Short-Term Incentive Programs

10.39	Summary of 2013 Long Term Incentive Program

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.
#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.