Form 10-Q
period 2013-06-30
PharMerica CORP
filed 2013-08-02
CIK 1388195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 26, 2013
Common stock, $0.01 par value	29,772,037 shares

PHARMERICA CORPORATION

FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended June 30, 2012 and 2013

(Unaudited)

(In millions, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2013	2012	2013
Revenues	$458.5	$430.8	$957.4	$870.6
Cost of goods sold	382.6	348.2	808.9	703.7

Gross profit	75.9	82.6	148.5	166.9
Selling, general and administrative expenses	54.9	55.5	107.3	112.2
Amortization expense	3.0	3.9	5.8	8.0
Merger, acquisition, integration costs and other charges	2.8	2.8	8.2	5.7
Hurricane Sandy disaster costs	—	(0.9)	—	(0.3)

Operating income	15.2	21.3	27.2	41.3
Interest expense, net	2.5	2.9	5.2	5.5

Income before income taxes	12.7	18.4	22.0	35.8
Provision for income taxes	5.1	8.2	8.8	15.1

Net income	$7.6	$10.2	$13.2	$20.7

Earnings per common share:
Basic	$0.26	$0.34	$0.45	$0.70
Diluted	$0.26	$0.34	$0.44	$0.69
Shares used in computing earnings per common share:
Basic	29,489,766	29,713,010	29,459,978	29,640,388
Diluted	29,720,403	30,134,944	29,735,489	30,141,730

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and June 30, 2013

(Unaudited)

(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2012	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12.3	$12.3
Accounts receivable, net	206.6	195.3
Inventory	135.7	113.2
Deferred tax assets, net	36.7	35.4
Prepaids and other assets	38.8	40.8

	430.1	397.0

Equipment and leasehold improvements	158.8	169.7
Accumulated depreciation	(105.7)	(112.4)

	53.1	57.3

Goodwill	268.5	268.5
Intangible assets, net	121.9	116.3
Other	12.7	11.2

	$886.3	$850.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.7	$41.4
Salaries, wages and other compensation	35.8	35.5
Current portion of long-term debt	12.5	12.5
Income taxes payable	1.5	7.4
Other accrued liabilities	7.6	7.7

	107.1	104.5

Long-term debt	303.0	244.6
Other long-term liabilities	22.5	23.1
Deferred tax liabilities	11.1	12.7
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2012 and June 30, 2013	—	—
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,943,748 and 31,355,900 shares issued as of December 31, 2012 and June 30, 2013, respectively	0.3	0.3
Capital in excess of par value	363.0	367.0
Retained earnings	91.3	112.0
Treasury stock at cost, 1,456,293 and 1,585,366 shares at December 31, 2012 and June 30, 2013, respectively	(12.0)	(13.9)

	442.6	465.4

	$886.3	$850.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Six Months Ended June 30, 2012 and 2013

(Unaudited)

(In millions)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2013	2012	2013
Cash flows provided by (used in) operating activities:
Net income	$7.6	$10.2	$13.2	$20.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.5	4.8	9.3	9.6
Amortization	3.0	3.9	5.8	8.0
Merger, acquisition, integration costs and other charges	0.3	—	1.9	—
Hurricane Sandy disaster costs	—	(1.0)	—	(1.6)
Stock-based compensation and deferred compensation	1.2	1.8	3.0	4.0
Amortization of deferred financing fees	0.2	0.7	0.4	1.0
Deferred income taxes	3.4	(0.7)	6.0	2.9
Gain on disposition of equipment	—	(0.1)	(0.1)	(0.1)
Other	0.2	0.2	—	0.3
Change in operating assets and liabilities:
Accounts receivable, net	25.0	11.5	12.9	10.3
Inventory	(4.9)	(13.0)	21.6	22.5
Prepaids and other assets	(2.3)	(2.4)	(2.8)	1.0
Accounts payable	(11.0)	4.7	(18.0)	(7.9)
Salaries, wages and other compensation	1.9	2.1	(4.6)	(2.7)
Other accrued liabilities	2.8	3.9	3.2	6.3

Net cash provided by operating activities	31.9	26.6	51.8	74.3

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(4.4)	(7.3)	(6.9)	(14.0)
Acquisitions, net of cash acquired	(0.4)	—	(0.4)	(0.5)
Cash proceeds from the sale of assets	0.2	0.1	0.3	0.1

Net cash used in investing activities	(4.6)	(7.2)	(7.0)	(14.4)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	—	(3.2)	—	(6.3)
Net activity of long-term revolving credit facility	(22.1)	(11.6)	(50.0)	(52.1)
Repayments of capital lease obligations	—	—	(0.1)	—
Issuance of common stock	0.1	0.3	0.1	0.4
Treasury stock at cost	—	(0.1)	(0.2)	(1.9)
Excess tax benefit from stock-based compensation	—	0.2	—	0.4
Other	—	(0.5)	—	(0.4)

Net cash used in financing activities	(22.0)	(14.9)	(50.2)	(59.9)

Change in cash and cash equivalents	5.3	4.5	(5.4)	—
Cash and cash equivalents at beginning of period	6.7	7.8	17.4	12.3

Cash and cash equivalents at end of period	$12.0	$12.3	$12.0	$12.3

Supplemental information:
Cash paid for interest	$2.2	$2.3	$5.0	$4.6

Cash paid for taxes	$0.9	$5.9	$2.2	$6.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6
Net income				20.7		20.7
Exercise of stock options and tax components of stock-based awards, net	33,266	—	0.4	—	—	0.4
Vested restricted stock units	316,339	—	—	—	—	—
Vested performance stock units	62,547	—	—	—	—	—
Treasury stock at cost	(129,073)	—	—	—	(1.9)	(1.9)
Stock-based compensation - non-vested restricted stock	—	—	3.0	—	—	3.0
Stock-based compensation - stock options	—	—	0.6	—	—	0.6

Balance at June 30, 2013	29,770,534	$0.3	$367.0	$112.0	$(13.9)	$465.4

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

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the condensed consolidated financial statements for the interim periods have been made and are of a normal recurring nature.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. As of December 31, 2012 and June 30, 2013, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Corporation to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liability recorded at fair value at December 31, 2012 and June 30, 2013 is set forth in the tables below (dollars in millions):

As of December 31, 2012	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$4.8	$—	$4.8	$—	A

As of June 30, 2013	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$5.8	$—	$5.8	$—	A

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation and is recorded in other long-term liabilities in the condensed consolidated balance sheets. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for similar assets or liabilities generated by market transactions.

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

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31,	June 30,
	2012	2013
Institutional healthcare providers	$158.1	$155.7
Medicare Part D	41.6	33.9
Private payer and other	28.4	29.1
Insured	16.8	15.7
Medicaid	16.1	14.7
Medicare	2.0	1.8
Allowance for doubtful accounts	(56.4)	(54.8)

	$206.6	$196.1 *

0 to 60 days	58.8%	58.0%
61 to 120 days	17.1%	18.2%
Over 120 days	24.1%	23.8%

	100.0%	100.0%

*	Includes $0.8 million of notes receivable for Institutional healthcare providers which is included in other long term assets on the condensed consolidated balance sheets.

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2012	$48.6	$25.9	$(18.1)	$56.4
Six months ended June 30, 2013	56.4	10.7	(12.3)	54.8

Concentration of Credit Risk

For the three months ended June 30, 2012 and 2013, the Corporation derived approximately 14.2% and 12.7%, respectively, of its revenues from a single customer, including all payer sources of the Corporation. For the six months ended June 30, 2012 and 2013, the Corporation derived approximately 14.0% and 13.6%, respectively, of its revenues from a single customer, including all payer sources of the Corporation.

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

Inventory

Inventory is primarily located at the Corporation’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (“FIFO”) or market. Physical inventories are performed on a quarterly basis at the end of the quarter at all pharmacy sites. Cost of goods sold is adjusted based upon the results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost on the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter, as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the three months ended June 30, 2012 and 2013, maintenance and repairs were $1.9 million and $2.3 million, respectively. For the six months ended June 30, 2012 and 2013, maintenance and repairs were $3.9 million and $5.0 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the six months ended June 30, 2012 or 2013.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the three months ended June 30, 2012 and 2013, the Corporation capitalized internally developed software costs of $1.5 million and $3.6 million, respectively. For the six months ended June 30, 2012 and 2013, the Corporation capitalized internally developed software costs of $2.4 million and $6.5 million, respectively. As of December 31, 2012 and June 30, 2013, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $16.6 million and $15.6 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment as of December 31, 2012 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. In addition, as a result of the Corporation being notified during May 2013 that it will be losing its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy segment during the quarter ended June 30, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation’s discounted cash flows as calculated for the step one analysis were approximately 26% greater than current book value.

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the three months ended June 30, 2012 and 2013, the expense for employee health benefits was $6.0 million and $5.6 million, respectively, and for the six months ended June 30, 2012 and 2013 the expense for employee health benefits was $11.5 million and $11.1 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2012 and June 30, 2013, the Corporation had $3.3 million and $3.4 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from its vendors and suppliers for achieving market share or purchase volumes. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class and can be based on either purchasing volumes or actual prescriptions dispensed. Rebates for generic products are primarily based on achieving purchasing volume requirements. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, on an accrual basis as a reduction of cost of goods sold and inventory. The estimated accrual is adjusted, if necessary, after the third party validates the appropriate data and notifies the Corporation of its agreement under the terms of the contract. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are allocated as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory or as a reduction of inventory for drugs which have not yet been sold.

Delivery Expenses

The Corporation incurred delivery expenses of $15.8 million and $15.2 million for the three months ended June 30, 2012 and 2013, respectively, and $32.1 million and $30.9 million for the six months ended June 30, 2012 and 2013, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying condensed consolidated income statements.

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

Measurement Period Adjustments

For the six months ended June 30, 2013, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2012 as a result of measurement period adjustments related to the Amerita acquisition (See Note 2).

NOTE 2—ACQUISITIONS

2012 Acquisitions

Amerita Acquisition

On December 13, 2012 the Corporation, through a wholly-owned subsidiary, acquired all of the outstanding stock of Amerita, Inc., a Delaware corporation (“Amerita”), for $84.5 million, net of cash acquired of $1.0 million, including the working capital adjustment in the first quarter of 2013. During the six months ended June 30, 2013, the final working capital adjustment was completed for the Amerita acquisition resulting in additional purchase price paid of $0.5 million. The Corporation’s primary purpose in acquiring Amerita, Inc. was to complement existing pharmacy services through the provision of additional infusion services. The total purchase price of Amerita was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 13, 2012. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. For tax purposes, the transaction was considered a stock acquisition. Approximately $15.9 million of goodwill related to previous acquisitions made by Amerita will be tax deductible by the Corporation.

The preliminary allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 13, 2012. The preliminary purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (As Adjusted)
Accounts receivable	$11.1	$0.1	$11.2
Inventory	1.6	—	1.6
Other current assets	0.6	0.2	0.8
Equipment and leasehold improvements	0.8	—	0.8
Other long-term assets	0.2	—	0.2
Deferred tax assets	1.2	—	1.2
Identifiable intangibles	30.8	—	30.8
Goodwill	53.3	0.3	53.6

Total Assets	99.6	0.6	100.2
Current liabilities	(5.6)	(0.1)	(5.7)
Deferred tax liabilities - long-term	(9.9)	—	(9.9)
Other long-term liabilities	(0.1)	—	(0.1)

Total Liabilities	(15.6)	(0.1)	(15.7)

Total purchase price, less cash acquired	$84.0	$0.5	$84.5

(1)	As previously reported in the Corporation’s 2012 Annual Report on Form 10-K

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

	$30.8

Other

For the three months ended June 30, 2012 and June 30, 2013, the Corporation incurred $2.3 million and $0.6 million, respectively, and $4.8 million and $2.0 million for the six months ended June 30, 2012 and 2013, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2012, excluding the merger, acquisition, integration costs and other charges, stock-based compensation and deferred compensation, and assuming an effective tax rate exclusive of discrete items for the three and six months ended June 30, 2012, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$476.1	$995.5
Net income	$10.5	$20.5
Earnings per common share:
Basic	$0.36	$0.69
Diluted	$0.35	$0.69

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31,	June 30,
	2012	2013
Leasehold improvements	$14.7	$16.7
Equipment and software	139.0	141.8
Construction in progress	5.1	11.2

	158.8	169.7
Accumulated depreciation	(105.7)	(112.4)

Total equipment and leasehold improvements	$53.1	$57.3

Depreciation expense totaled $4.5 million and $4.8 million for the three months ended June 30, 2012 and 2013, respectively. Depreciation expense totaled $9.3 million and $9.6 million for the six months ended June 30, 2012 and 2013, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

As of December 31, 2012, as adjusted, and June 30, 2013 the carrying amount of goodwill was $268.5 million.

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

	Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2012	Additions	June 30, 2013
Customer relationships	$98.8	$—	$98.8
Trade name	57.0	—	57.0
Non-compete agreements	12.6	2.4	15.0

Sub Total	168.4	2.4	170.8
Accumulated amortization	(46.5)	(8.0)	(54.5)

Net intangible assets	$121.9	$(5.6)	$116.3

Amortization expense relating to finite-lived intangible assets was $3.0 million and $3.9 million for the three months ended June 30, 2012 and 2013, respectively. Amortization expense relating to finite-lived intangible assets was $5.8 million and $8.0 million for the six months ended June 30, 2012 and 2013, respectively.

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

As of June 30, 2013, $237.5 million was outstanding under the term loan facility and $19.6 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—CREDIT AGREEMENT (continued)

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,	June 30,
Credit Agreement:	2012	2013
Term Debt - payable to lenders at LIBOR plus applicable margin (2.95% as of June 30, 2013), matures June 30, 2016	$243.8	$237.5
Revolving Credit Facility payable to lenders, interest plus applicable margin (3.95% as of June 30, 2013), matures June 30, 2016	71.7	19.6

Total debt	315.5	257.1
Less: Current portion of long-term debt	12.5	12.5

Total long-term debt	$303.0	$244.6

The Corporation’s indebtedness has the following maturities for the current year and the next three years (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2013	$6.3	$—	$6.3
2014	12.5	—	12.5
2015	112.5	—	112.5
2016	106.2	19.6	125.8

	$237.5	$19.6	$257.1

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2013 was $2.0 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $178.4 million as of June 30, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $537.5 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at June 30, 2013.

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2013, the Corporation had $7.3 million of unamortized deferred financing fees.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District for the District of New Jersey against the Corporation alleging that the Corporation violated the False Claims Act and Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The Corporation believes that it has complied with applicable laws and regulations with respect to these matters and intends to defend itself against these allegations.

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

CMS has issued proposed regulations further clarifying the AMP and FUL changes described above and has indicated that the final rule will be issued on January 1, 2014.

Until CMS provides final guidance and the industry adapts to this now public available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Acquisitions

The Corporation has historically acquired the stock or assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers’ compensation liabilities, previous tax liabilities, and unacceptable business practices.

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

The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions, ABDC has the ability to increase the Corporation’s drug pricing under the terms of the First Amendment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Pharmacy locations and administrative offices lease expense	$3.6	$3.8	$7.1	$7.7
Office equipment lease expense	0.6	0.5	1.2	1.2

Total lease expense	$4.2	$4.3	$8.3	$8.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2013	$15.8	*
2014	11.8
2015	9.4
2016	7.0
2017	4.8
Thereafter	9.4

Total	$58.2

*	The 2013 amount shown includes lease expense for the six months ended June 30, 2013 of $7.7 million.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7—REVENUES (Continued)

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$220.3	48.1%	$202.5	47.0%	$460.6	48.1%	$396.5	45.6%
Institutional healthcare providers	138.7	30.2	128.7	29.9	288.5	30.1	266.1	30.6
Medicaid	42.4	9.2	38.0	8.8	90.0	9.4	79.7	9.2
Private and other	21.6	4.7	16.7	3.9	45.1	4.7	37.8	4.3
Insured	18.4	4.1	25.1	5.8	39.1	4.1	50.9	5.8
Medicare	0.9	0.2	3.8	0.9	1.8	0.2	7.4	0.8
Hospital management fees	16.2	3.5	16.0	3.7	32.3	3.4	32.2	3.7

Total	$458.5	100.0%	$430.8	100.0%	$957.4	100.0%	$870.6	100.0%

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

NOTE 8—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges were $2.8 million for both the three months ended June 30, 2012 and 2013 and $8.2 million and $5.7 million for the six months ended June 30, 2012 and 2013, respectively.

Integration costs and other charges were $0.5 million and $2.2 million for the three months ended June 30, 2012 and 2013, respectively. The increase is primarily attributable to a former executive officer related to a separation agreement. Integration costs and other charges were $3.4 million and $3.7 million for the six months ended June 30, 2012 and 2013, respectively. The six months ended June 30, 2012 included $1.9 million incurred during the first quarter of 2012 related to an unsolicited tender offer.

Acquisition costs were $2.3 million and $0.6 million for the three months ended June 30, 2012 and 2013, respectively, and $4.8 million and $2.0 million for the six months ended June 30, 2012 and 2013, respectively. Acquisition costs decreased due to decreases in professional fees for potential acquisitions and employee, severance and facility costs associated with prior acquisitions.

NOTE 9—HURRICANE SANDY DISASTER COSTS

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility, as well as damage and disruption at the Corporation’s customers’ facilities, have been recorded as a separate component in the condensed consolidated income statements.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—HURRICANE SANDY DISASTER COSTS (continued)

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its less than $0.1 million deductible, is approximately $4.1 million. After consideration of a $4.0 million advance by the insurance carrier, the Corporation has recorded a receivable for $0.1 million which is included in prepaids and other assets in the condensed consolidated balance sheets. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the loss shown was recorded. For the six months ended June 30, 2013, Hurricane Sandy disaster costs were $(0.3) million.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. As of June 30, 2013, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $24.0 million remains available under the program as of June 30, 2013. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and will be funded from available cash. The amount and timing of the repurchases, if any, will be determined by the Corporation’s management and will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2013, the Corporation did not repurchase shares of common stock under the share repurchase program.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 129,073 shares of certain vested awards for an aggregate price of approximately $1.9 million during six months ended June 30, 2013. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2013, the Corporation had a total of 1,585,366 shares held as treasury stock.

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

As of June 30, 2013, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 3,192,342 shares. The 3,192,342 shares do not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,305,944.

Stock Appreciation Rights Plan

The wholly-owned subsidiary of the Corporation, Amerita, Inc., has adopted the 2013 Stock Appreciation Rights Plan (“SAR Plan”) effective March 26, 2013 under which Amerita’s Board of Directors is authorized to grant Stock Appreciation Rights (“SAR”) to certain employees of the Corporation. Each SAR shall vest, generally in full after three years, and become exercisable, in one or more installments and shall be subject to the achievement of specified performance goals or objectives established with respect to one or more performance criteria. The SAR awards are exercisable for two years after the vesting period is complete, but no SAR may be exercised more than ten years after the grant date. Final settlement of the SAR awards is to be provided to the employees in cash; as a result, the Corporation has recognized a liability on the condensed consolidated balance sheet associated with the awards.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Stock option compensation expense	$0.5	$0.2	$1.0	$0.6
Nonvested stock compensation expense	0.8	1.4	1.9	3.0

Total Stock Compensation Expense	$1.3	$1.6	$2.9	$3.6

Negative effect on diluted earnings per share	$(0.03)	$(0.03)	$(0.06)	$(0.07)

As of June 30, 2013, there was $11.4 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total estimated stock-based compensation expense for the Corporation’s stock options and nonvested stock awards for the current and the next four years and thereafter are as follows (dollars in millions):

Year Ending December 31,	Stock Options	Nonvested Restricted Stock Units	Performance Share Units	Total
2013	$1.1	$3.9	$1.9	$6.9	*
2014	0.6	2.7	1.6	4.9
2015	0.1	1.2	0.9	2.2
2016	—	0.3	0.7	1.0
2017	—	—	—	—
Thereafter	—	—	—	—

Total	$1.8	$8.1	$5.1	$15.0

*	The 2013 amount shown includes stock-based compensation expense for the six months ended June 30, 2013 of $3.6 million.

SAR Compensation Expense

The Corporation incurred expense during the three months ended June 30, 2013 of less than $0.1 million related to the SAR awards which also represents the amount of the cumulative liability.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

Stock options were not granted to officers and employees during 2012 or 2013. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2012	2,424,285	$15.14	3.2 years	$1.8

Exercised	(33,266)	11.53
Canceled	(61,632)	13.15
Expired	(429,767)	15.70

Outstanding shares at June 30, 2013	1,899,620	$15.14	2.8 years	$1.3

Exercisable shares at June 30, 2013	1,594,690	$15.55	2.4 years	$0.7

The total intrinsic value of stock options exercised for both the six months ended June 30, 2012 and June 30, 2013 was less than $0.1 million. Cash received from stock option exercises during the six months ended June 30, 2013 was $0.4 million. The total fair value of options vested for the six months ended June 30, 2012 and 2013 was $2.0 million and $1.6 million, respectively. The Corporation expects to recognize stock-based compensation expense for stock options over a remaining weighted average period of 1.07 years.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2012	1,133,335	$13.00

Granted - Restricted Stock Units	285,824	14.75
Granted - Performance Share Units	234,376	14.48
Forfeited	(208,993)	15.03
Vested	(378,886)	13.04

Outstanding shares at June 30, 2013	1,065,656	$13.38

The total fair value of shares vested for the six months ended June 30, 2012 and 2013 was $1.2 million and $4.9 million, respectively. The aggregate intrinsic value of shares vested for the six months ended June 30, 2013 and 2012 was $5.6 million and $1.2 million, respectively. The Corporation expects to recognize stock based compensation expense for nonvested shares over a weighted average period of 1.54 years. The aggregate intrinsic value of the outstanding shares at June 30, 2013 was $14.8 million with a vesting term of three years or less.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 791,355 shares.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Provision for income taxes	$5.1	$8.2	$8.8	$15.1

Total provision as a percentage of pre-tax income	40.1%	44.2%	40.1%	42.1%

The increase in the provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an increase in discrete items associated with the Corporation’s stock-based compensation plan and its effect on the provision for income taxes upon the separation of a former executive officer during the second quarter of 2013. Excluding the impact of the discrete items, the provision for income taxes as a percentage of pre-tax income would have been 40.1%. The effective tax rates in 2013 and 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $123.3 million and $116.8 million at December 31, 2012 and June 30, 2013, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. As of June 30, 2013, the Corporation has no tax benefits from federal net operating loss carryforwards and tax benefits from state net operating loss carryforwards of $7.3 million, net of federal benefit. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $25.6 million at December 31, 2012 and $22.7 million at June 30, 2013, net of state valuation allowances of $1.0 million.

As of December 31, 2012 and June 30, 2013, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013
Numerator:
Numerator for basic and earnings per diluted share - net income	$7.6	$10.2	$13.2	$20.7

Denominator:
Denominator for basic earnings per share - weighted average shares	29,489,766	29,713,010	29,459,978	29,640,388
Effective of dilutive securities (stock options, restricted stock units and performance share units)	230,637	421,934	275,511	501,342

Denominator for earnings per diluted share - adjusted weighted average shares	29,720,403	30,134,944	29,735,489	30,141,730

Basic earnings per share	$0.26	$0.34	$0.45	$0.70

Earnings per diluted share	$0.26	$0.34	$0.44	$0.69

Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	3,164,242	1,546,348	3,142,971	1,706,682

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2013, reflect the financial position, results of operations, and cash flows of the Corporation.

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

We provide consultant pharmacist services to 67% of our patients serviced. The services offered by our consultant pharmacists include:

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

Specialty Infusion Services

The Corporation provides specialty infusion services focused on providing complex pharmaceutical products and clinical services to patients in client facilities, hospice, and outside of hospital or nursing home settings. We offer high-touch clinical services to patients with acute or chronic conditions. The delivery of home infusion therapy requires comprehensive planning and monitoring which is provided through our registered nursing staff. Our nursing staff performs an initial patient assessment, provides therapy specific training and education, administers therapy and monitors for potential side effects. We also provide extensive clinical monitoring and patient follow-up to ensure patient therapy adherence and proactively manage patients’ conditions. An in-network strategy facilitates easier decision-making for referral sources and provides us with the ability to pre-authorize patients, auto adjudicate, and bill electronically, enabling faster prescription turnaround.

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

We have significant customer concentrations with facilities operated by Kindred. For the six months ended June 30, 2013, revenues from Kindred’s nursing facilities and hospitals represented approximately 13.6% of the Corporation’s total revenues. The Corporation has been informed by Kindred that it is not renewing the Corporation’s contract for skilled nursing pharmacy services, which accounts for approximately 10.2% of revenues in the six months ended June 30, 2013, when the current contract expires on December 31, 2013. The Corporation provides hospital management services to this customer’s hospitals, which account for approximately 3.4% of revenues in the six months ended June 30, 2013, under a separate contract that continues through 2014.

Specialty Infusion Services. At June 30, 2013, the Corporation provided specialty infusion services to patients in 14 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Suppliers/Inventory

We obtain pharmaceutical and other products from ABDC and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us.

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

Brand versus Generic

The pharmaceutical industry has been experiencing a higher level of brand-to-generic drug conversions. The following table summarizes the Corporation’s generic drug dispensing rate:

	2012	2013
March 31,	80.9%	83.3%
June 30,	83.2	83.3
September 30,	84.4	—
December 31,	84.8	—

The following table summarizes the material brand-to-generic conversions expected to occur in 2013 through 2017:

2013	2014	2015	2016	2017
Lidoderm Patch (3Q)	Detrol LA (1Q)	Namenda (1Q)	Crestor (3Q)	Seroquel XR (4Q)
Diovan (4Q)	Nexium (1Q)	Abilify (2Q)
Cymbalta (4Q)	Renvela (1Q)	Procrit (2Q)
	Excelon (1Q)	Travatan Z (2Q)
	Celebrex (2Q)	Zyvox (2Q)
	Restasis (2Q)	Aggrenox (3Q)
	Copaxone (4Q)	Combivent (4Q)
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

CMS has issued proposed regulations further clarifying the AMP and FUL changes described above and has indicated that the final rule will be issued on January 1, 2014.

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

Part B

The Medicare Modernization Act also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program. Beginning on January 1, 2011 in selected areas and for selected supplies, only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. Enteral nutrients, equipment and supplies, oxygen equipment, hospital beds, walkers, negative pressure wound therapy pumps and supplies are among the 10 categories of DMEPOS included in the first round of the competitive bidding process. The Corporation submitted bids in all geographic areas for the enteral nutrient category prior to the March 3, 2012 deadline set by CMS. The bidding and selection process has been completed and implementation of the contracts and pricing was effective July 1, 2013. Medicare Part B is not material to the Corporation, representing 0.08% of revenues.

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

Our allowance for doubtful accounts, included in our condensed consolidated balance sheets at December 31, 2012 and June 30, 2013, were $56.4 million and $54.8 million, respectively.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements was as follows (dollars in millions):

		% of			% of
	Amount	Revenues		Amount	Revenues
2012			2013
First Quarter	$6.2	1.2%	First Quarter*	$5.3	1.2%
Second Quarter	6.2	1.4	Second Quarter	5.2	1.2
Third Quarter	7.3	1.7
Fourth Quarter*	5.5	1.3

*	Excludes a $0.7 million and $0.2 million expense related to Hurricane Sandy for the Fourth Quarter of 2012 and the First Quarter of 2013, respectively. See further discussion in Note 9.

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

The following table shows our pharmacy revenue days outstanding reflected in our pharmacy net accounts receivable as of the quarters indicated:

	2012	2013
First Quarter	42.8	41.8
Second Quarter	45.4	41.9
Third Quarter	44.1	—
Fourth Quarter	44.1	—

The following table shows our summarized aging categories by quarter:

	2012				2013
	First	Second	Third	Fourth	First	Second
0 to 60 days	61.5%	58.0%	58.6%	58.8%	58.0%	58.0%
61 to 120 days	17.3	17.7	15.7	17.1	15.8	18.2
Over 120 Days	21.2	24.3	25.7	24.1	26.2	23.8

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2012				2013
First Quarter	$52.1	$296.4	17.6%	First Quarter	$55.8	$263.5	21.2%
Second Quarter	52.8	272.1	19.4	Second Quarter	54.8	250.9	21.8
T hird Quarter	56.1	266.0	21.1
Fourth Quarter	56.4	263.0	21.4

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

Inventory and cost of drugs dispensed

We have inventory located at each of our pharmacy locations. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

As of December 31, 2012 and June 30, 2013, our inventories on our accompanying condensed consolidated balance sheets were $135.7 million and $113.2 million, respectively.

Our inventory turns were as follows for the periods presented:

	2012	2013
First Quarter	11.0	8.6
Second Quarter	10.6	9.4
Third Quarter	10.3	—
Fourth Quarter	8.9	—

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

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013 was $268.5 million.

Our net intangible assets included in our accompanying condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013 were $121.9 million and $116.3 million, respectively. The amount of accumulated amortization of intangible assets as of December 31, 2012 and June 30, 2013 was $46.5 million and $54.5 million, respectively.

The Corporation performs an annual, and more frequent if necessary, qualitative assessment of its reporting units to determine if it is necessary to proceed to the first step of the two-step goodwill impairment test. The Corporation is not required to do so unless, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The qualitative analysis requires the Corporation to examine a wide range of factors, including macro economic factors, industry and market considerations, overall financial performance of the Corporation, and other relevant entity specific factors affecting a reporting unit such as a change in the composition or carrying amount of its net assets and changes in share price. If the Corporation must continue to step one, then we determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

The Corporation performed a qualitative assessment as of December 31, 2012, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. In addition, as a result of the Corporation being notified during May 2013 that it will be losing its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy segment during the second quarter of 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation’s discounted cash flows as calculated for the step one analysis were approximately 26% greater than current book value.

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

We assess the likelihood that deferred tax assets will be recovered as an offset to future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013, were $25.6 million and $22.7 million, respectively, including the impact of valuation allowances. Our valuation allowances for state deferred tax assets in our condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013 were $1.0 million.

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

Cost of goods sold is comprised primarily of the cost of product. Our cost of product relating to drugs dispensed by our pharmacies consists primarily of the cost of inventory dispensed and our costs incurred to process and dispense the prescriptions. Cost of goods sold also includes direct labor, delivery costs, rent, utilities, depreciation, travel costs, professional fees and other costs attributable to the dispensing of medications. In addition, cost of product includes a credit for rebates earned directly or indirectly from pharmaceutical manufacturers whose drugs are included in our formularies. These rebates generally take the form of formulary rebates, which are earned based on the volume of a specific drug dispensed, or market share rebates, which are earned based on the achievement of contractually specified market share levels. The Corporation receives rebates on brand and generic drugs dispensed and other administrative rebates.

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

Consolidated Statements of Cash Flows

Important elements of our operating cash flows are the timing of billing cycles, subsequent cash collections and payments for drug costs and labor. Due to the nature of the Corporation’s cash cycle, cash flows from operations can fluctuate significantly depending on the day of the week of the respective close process. We pay for our prescription drug inventory in accordance with payment terms offered under the First Amendment of the Amended Prime Vendor Agreement. Outgoing cash flows include inventory purchases, employee payroll and benefits, facility operating expenses, capital expenditures including technology investments, interest and principal payments on our outstanding debt, and income taxes. The cost of acquisitions will also result in cash outflows.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions dispensed in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		Increase (Decrease)		2013		2012		Increase (Decrease)		2013
	Amount	% of Total Revenues			Amount	% of Total Revenues	Amount	% of Total Revenues			Amount	% of Total Revenues
Revenues	$458.5	100.0%	$(27.7)	(6.0)%	$430.8	100.0%	$957.4	100.0%	$(86.8)	(9.1)%	$870.6	100.0%
Cost of goods sold	382.6	83.4	(34.4)	(9.0)	348.2	80.8	808.9	84.5	(105.2)	(13.0)	703.7	80.8

Gross profit	$75.9	16.6%	$6.7	8.8%	$82.6	19.2%	$148.5	15.5%	$18.4	12.4%	$166.9	19.2%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,879		(459)	(4.6)%	9,420		19,964		(832)	(4.2)%	19,132
Revenue per prescription dispensed	$46.41		$(0.68)	(1.5)%	$45.73		$47.96		$(2.46)	(5.1)%	$45.50
Gross profit per prescription dispensed	$7.68		$1.09	14.1%	$8.77		$7.44		$1.28	17.2%	$8.72
Gross profit margin	16.6%		2.6%	15.7%	19.2%		15.5%		3.7%	23.6%	19.2%
Generic dispensing rate	83.2%		0.1%	0.1%	83.3%		82.1%		1.2%	1.5%	83.3%

Revenues

Revenues decreased $27.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to the net decline in prescriptions dispensed, resulting from the decrease in the number of customer licensed beds serviced. The decline was partially offset by the acquisition of Amerita in the fourth quarter of 2012. The decrease of $27.7 million is comprised of an unfavorable volume variance of approximately $21.3 million or 459,000 less prescriptions dispensed and an unfavorable rate variance of approximately $6.4 million or $0.68 decrease per prescription dispensed.

Revenues decreased $86.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to the net decline in prescriptions dispensed and an increase in the generic dispensing rate which lowers revenues, along with one less workday in the six months ended June 30, 2013. The decline was partially offset by the acquisition of Amerita in the fourth quarter of 2012. The decrease of $86.8 million is comprised of an unfavorable volume variance of approximately $39.9 million or 832,000 less prescriptions dispensed and an unfavorable rate variance of approximately $46.9 million or $2.46 decrease per prescription dispensed.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $82.6 million or $8.77 per prescription dispensed compared to $75.9 million or $7.68 per prescription dispensed for the three months ended June 30, 2012. Gross profit margin for the three months ended June 30, 2013 was 19.2% compared to 16.6% for the three months ended June 30, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies and the slight increase in the generic dispensing rate.

Gross profit for the six months ended June 30, 2013 was $166.9 million or $8.72 per prescription dispensed compared to $148.5 million or $7.44 per prescription dispensed for the six months ended June 30, 2012. Gross profit margin for the six months ended June 30, 2013 was 19.2% compared to 15.5% for the six months ended June 30, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies and the increase in the generic dispensing rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55.5 million for the three months ended June 30, 2013 compared to $54.9 million for the three months ended June 30, 2012. The increase of $0.6 million is due primarily to an increase of $2.3 million in labor costs, of which $3.0 million is related to the Amerita acquisition, partially offset by a decrease of $0.7 million in labor costs for the remainder of the Corporation. The increase in labor is partially offset by a $1.7 million decrease in contracted services and $1.0 million decrease in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $1.0 million.

Selling, general and administrative expenses were $112.2 million for the six months ended June 30, 2013 compared to $107.3 million for the six months ended June 30, 2012. The increase of $4.9 million is due primarily to an increase of $6.1 million in labor costs, which is related to the Amerita acquisition partially offset by a decrease of $3.1 million in contracted services and $1.9 million decrease in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $3.8 million.

Depreciation and Amortization

Depreciation expense was $4.8 million for the three months ended June 30, 2013 compared to $4.5 million for the three months ended June 30, 2012. The increase of $0.3 million is due primarily to depreciation expense recognized on assets acquired with Amerita and computer hardware additions purchased in the fourth quarter 2012 related to the IT Transition.

Depreciation expense was $9.6 million for the six months ended June 30, 2013 compared to $9.3 million for the six months ended June 30, 2012. The increase of $0.3 million is due primarily to depreciation expensed recognized on assets acquired with Amerita and computer hardware additions purchased in the fourth quarter 2012 related to the IT Transition.

Amortization expense was $3.9 million for the three months ended June 30, 2013 compared to $3.0 million for the three months ended June 30, 2012. The increase of $0.9 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Amortization expense was $8.0 million for the six months ended June 30, 2013 compared to $5.8 million for the six months ended June 30, 2012. The increase of $2.2 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $2.8 million for both the three months ended June 30, 2013 and June 30, 2012 and were $5.7 million and $8.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Integration costs and other charges were $2.2 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively. The increase is primarily attributable to a former executive officer related to a separation agreement. Integration costs and other charges were $3.7 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively. The six months ended June 30, 2012 included $1.9 million incurred during the first quarter of 2012 related to an unsolicited tender offer.

Acquisition costs were $0.6 million for the three months ended June 30, 2013 compared to $2.3 million for the three months ended June 30, 2012 and were $2.0 million for the six months ended June 30, 2013 compared to $4.8 million for the six months ended June 30, 2012. Acquisition costs decreased due to decreases in professional fees for potential acquisitions and employee, severance and facility costs associated with prior acquisitions.

Interest Expense

Interest expense was $2.9 million and $2.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Interest expense was $5.5 million for the six months ended June 30, 2013 compared to $5.2 million for the six months ended June 30, 2012. The increase was primarily due to a higher outstanding balance on long-term debt. Long-term debt, including the current portion, was $257.1 million and $250.0 million as of June 30, 2013 and June 30, 2012, respectively.

Tax Provision

The provision for income taxes as a percentage of pre-tax income was 44.2% and 40.1% for the three months ended June 30, 2013 and June 30, 2012, respectively. The provision for income taxes as a percentage of pre-tax income was 42.1% and 40.1% for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase in the provision is due to an increase in discrete items associated with the Corporation’s stock-based compensation plan and its effect on the provision upon the separation of an executive officer. Excluding the impact of the discrete items, the provision for income taxes as percentage of pre-tax income would have been 40.1%. The effective tax rates in 2013 and 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net cash provided by operating activities	$31.9	$26.6	$51.8	$74.3
Net cash used in investing activities	(4.6)	(7.2)	(7.0)	(14.4)
Net cash used in financing activities	(22.0)	(14.9)	(50.2)	(59.9)

Net change in cash and cash equivalents	5.3	4.5	(5.4)	—
Cash and cash equivalents at beginning of period	6.7	7.8	17.4	12.3

Cash and cash equivalents at end of period	$12.0	$12.3	$12.0	$12.3

Operating Activities – Cash provided by operating activities aggregated $26.6 million and $74.3 million for the three and six months ended June 30, 2013, respectively, compared to $31.9 million and $51.8 million for the three and six months ended June 30, 2012, respectively. The decrease in cash provided by operating activities for the three months June 30, 2013 compared to the prior period is a result of a decrease in cash collections on accounts receivable and an increase in inventory purchases resulting from the Corporation’s purchasing strategies partially offset by a decrease in cash used for accounts payable. The increase in cash provided by operating activities for the six months ended June 30, 2013 compared to the prior period is due to the increase in net income along with decreases in cash paid for employee compensation and accounts payable.

Investing Activities – Cash used in investing activities aggregated $7.2 million and $14.4 million for the three and six months ended June 30, 2013, respectively, compared to $4.6 million and $7.0 million for the three and six months ended June 30, 2012, respectively. The increase in investing activities compared to the prior periods is due primarily to the increase in capital expenditures necessary for the IT Transition and to re-invest in assets lost as a result of Hurricane Sandy in the fourth quarter 2012.

Financing Activities – Cash used in financing activities aggregated $14.9 million and $59.9 million for the three and six months ended June 30, 2013, respectively, compared to $22.0 million and $50.2 million for the three and six months ended June 30, 2012, respectively. The decrease in the three months ended June 30, 2013 compared to the prior period is due primarily to a decrease in repayments on the revolving credit facility, partially offset by an increase in term loan debt payments. The increase in the six months ended June 30, 2013 compared to the prior period is due primarily to an increase in term loan debt and revolving credit facility repayments during 2013 along with an increase in treasury stock repurchases.

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

The Corporation had a total of $237.5 million outstanding of term debt under the Credit Agreement and a $19.6 million outstanding balance under the revolving portion of the Credit Agreement as of June 30, 2013. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2013 was $2.0 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $178.4 million as of June 30, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $537.5 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at June 30, 2013.

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

Treasury Stock

During the six months ended June 30, 2013, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 129,073 shares of certain vested awards for an aggregate price of approximately $1.9 million during six months ended June 30, 2013. These shares have been designated by the Corporation as treasury stock.

As of June 30, 2013, the Corporation had a total of 1,585,366 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2012 and for the first and second quarters of 2013 (in millions, except where indicated):

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$498.9	$458.5	$442.0	$433.2	$439.8	$430.8
Cost of goods sold	426.3	382.6	365.9	357.6	355.5	348.2

Gross profit	72.6	75.9	76.1	75.6	84.3	82.6
Selling, general and administrative	52.4	54.9	54.5	52.9	56.7	55.5
Amortization expense	2.8	3.0	3.2	3.3	4.1	3.9
Merger, acquisition, integration costs, and other charges	5.4	2.8	6.1	5.6	2.9	2.8
Hurricane Sandy disaster costs	—	—	—	4.5	0.6	(0.9)

Operating income	12.0	15.2	12.3	9.3	20.0	21.3
Interest expense, net	2.7	2.5	2.4	2.4	2.6	2.9

Income before income taxes	9.3	12.7	9.9	6.9	17.4	18.4
Provision for income taxes	3.7	5.1	3.9	3.2	6.9	8.2

Net income	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2

Earnings per share (1):
Basic	$0.19	$0.26	$0.20	$0.13	$0.36	$0.34
Diluted	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34
Adjusted diluted earnings per diluted share (1)(2):	$0.33	$0.35	$0.39	$0.36	$0.46	$0.44
Shares used in computing earnings per share:
Basic	29.4	29.5	29.5	29.5	29.6	29.7
Diluted	29.7	29.7	29.8	30.0	30.1	30.1
Balance sheet data:
Cash and cash equivalents	$6.7	$12.0	$49.5	$12.3	$7.8	$12.3
Working capital (3)	$330.0	$316.6	$323.2	$323.0	$292.9	$292.5
Goodwill (3)	$214.9	$214.9	$214.9	$268.5	$268.5	$268.5
Intangible assets, net	$97.8	$95.7	$94.0	$121.9	$120.1	$116.3
Total assets (3)	$800.7	$782.3	$798.2	$886.3	$840.9	$850.3
Long-term debt	$272.1	$250.0	$243.8	$315.5	$271.7	$257.1
Total stockholders’ equity	$420.8	$429.7	$437.3	$442.6	$453.6	$465.4
Supplemental information:
Adjusted EBITDA(2)	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7
Adjusted EBITDA Margin (2)	5.4%	5.8%	6.5%	6.7%	7.9%	7.8%
Adjusted EBITDA per prescription dispensed (2)	$2.66	$2.70	$2.97	$3.03	$3.56	$3.58
Net cash provided by (used in) operating activities	$19.9	$31.9	$51.4	$(17.5)	$47.7	$26.6
Net cash used in investing activities	$(2.4)	$(4.6)	$(7.0)	$(91.3)	$(7.2)	$(7.2)
Net cash (used in) provided by financing activities	$(28.2)	$(22.0)	$(6.9)	$71.6	$(45.0)	$(14.9)
Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,085	9,879	9,711	9,546	9,711	9,420
Revenue per prescription dispensed	$49.47	$46.41	$45.52	$45.38	$45.29	$45.73
Gross profit per prescription dispensed	$7.20	$7.68	$7.84	$7.92	$8.68	$8.77
Gross profit margin	14.6%	16.6%	17.2%	17.5%	19.2%	19.2%
Generic drug dispensing rate	80.9%	83.2%	84.4%	84.8%	83.3%	83.3%

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)	See “Use of Non-GAAP Measures for Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings Per Diluted Common Share, and for Reconciliation of Net Income to Adjusted EBITDA and Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Condensed Consolidated Financial Statements.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions excluded from the earnings per diluted share are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Net income	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2
Add:
Interest expense, net	2.7	2.5	2.4	2.4	2.6	2.9
Merger, acquisition, integration costs and other charges	5.4	2.8	6.1	5.6	2.9	2.8
Hurricane Sandy disaster costs	—	—	—	4.5	0.6	(0.9)
Stock-based compensation and deferred compensation	1.8	1.2	2.6	1.5	2.2	1.8
Provision for income taxes	3.7	5.1	3.9	3.2	6.9	8.2
Depreciation and amortization expense	7.6	7.5	7.8	8.0	8.9	8.7

Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7

Adjusted EBITDA Margin	5.4%	5.8%	6.5%	6.7%	7.9%	7.8%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7
Interest expense, net	(2.7)	(2.5)	(2.4)	(2.4)	(2.6)	(2.9)
Merger, acquisition, integration costs and other charges	(3.8)	(2.5)	(5.8)	(6.5)	(2.9)	(2.8)
Hurricane Sandy disaster costs	—	—	—	(3.0)	(1.2)	(0.1)
Provision for bad debt	6.2	6.2	7.3	5.5	5.3	5.2
Amortization of deferred financing fees	0.2	0.2	0.3	0.3	0.3	0.7
Loss (gain) on disposition of equipment	(0.1)	—	—	0.2	—	(0.1)
Provision for income taxes	(3.7)	(5.1)	(3.9)	(3.2)	(6.9)	(8.2)
Deferred income taxes	2.6	3.4	(2.1)	(1.1)	3.6	(0.7)
Changes in federal and state income tax payable	(0.2)	1.0	4.4	(4.1)	2.8	3.2
Changes in assets and liabilities	(5.2)	4.3	24.7	(32.2)	14.6	(1.6)
Other	(0.2)	0.2	0.1	0.1	0.1	0.2

Net Cash Flows Provided by (Used in) Operating Activities	$19.9	$31.9	$51.4	$(17.5)	$47.7	$26.6

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Diluted earnings per share	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.11	0.06	0.13	0.11	0.06	0.06
Hurricane Sandy disaster costs	—	—	—	0.09	0.01	(0.02)
Stock-based compensation and deferred compensation	0.03	0.03	0.06	0.03	0.04	0.03
Impact of discrete items on tax provision	—	—	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.33	$0.35	$0.39	$0.36	$0.46	$0.44

Second Quarter 2013 compared to the First Quarter 2013

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions dispensed in thousands):

	Quarter Ended
	March 31, 2013		Increase (Decrease)		June 30, 2013
	Amount	% of Revenues			Amount	% of Revenues
Revenues	$439.8	100.0%	$(9.0)	(2.0)%	$430.8	100.0%
Cost of goods sold	355.5	80.8	(7.3)	(2.1)	348.2	80.8

Gross profit	$84.3	19.2%	$(1.7)	(2.0)%	$82.6	19.2%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,711		(291)	(3.0)%	9,420
Revenue per prescription dispensed	$45.29		$0.44	1.0%	$45.73
Gross profit per prescription dispensed	$8.68		$0.09	1.0%	$8.77
Gross profit margin	19.2%		—%	—%	19.2%
Generic dispensing rate	83.3%		—%	—%	83.3%

Revenues

Revenues decreased $9.0 million for the three months ended June 30, 2013 compared to the three months ended March 31, 2013 due to the decrease in prescriptions dispensed of 291,000 resulting from a decrease in customer licensed beds. The decrease is comprised of an unfavorable volume variance of $13.2 million and a favorable rate variance of $4.2 million.

Gross Profit and Operating Expenses

Gross profit for the three months ended June 30, 2013 was $82.6 million or $8.77 per prescription dispensed compared to $84.3 million or $8.68 per prescription dispensed for the three months ended March 31, 2013. Gross profit margin for the three months ended June 30, 2013 and March 31, 2013 was 19.2% for both periods. Gross profit margin continues to be positively impacted by the effects of the Corporation’s purchasing strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55.5 million for the three months ended June 30, 2013 compared to $56.7 million for the three months ended March 31, 2013. The decrease of $1.2 million is due primarily to a decrease in labor costs.

Depreciation and Amortization

Depreciation expense was $4.8 million for both the three months ended June 30, 2013 and March 31, 2013.

Amortization expense was $3.9 million for the three months ended June 30, 2013 compared to $4.1 million for the three months ended March 31, 2013. The decrease of $0.2 million is due to the reduction of expense related to non-compete agreements associated with former employees.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges decreased to $2.8 million for the three months ended June 30, 2013 compared to $2.9 million for the three months ended March 31, 2013.

Integration costs and other charges were $2.2 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended March 31, 2013. The increase is primarily due to severance costs related to former executives and employees of the Corporation.

Acquisition costs were $0.6 million for the three months ended June 30, 2013 compared to $1.4 million for the three months ended March 31, 2013. The decrease is primarily due to a decrease in professional fees associated with current or potential acquisitions.

Interest Expense

Interest expense was $2.9 million for the three months ended June 30, 2013 compared to $2.6 million for the three months ended March 31, 2013. The increase was primarily due to non-cash amortization of deferred financing costs, partially offset by a lower average balance on the revolving credit facility.

Tax Provision

The provision for income taxes as a percentage of pre-tax income was 44.2% and 39.9% for the three months ended June 30, 2013 and March 31, 2013, respectively. The increase in the effective rate is due to an increase in discrete items associated with the Corporation’s stock-based compensation plans and its effect on the provision upon the separation of a former executive officer. Excluding the impact of the discrete items, the provision for income taxes as a percentage of pre-tax income would have been 40.1%.

Liquidity and Capital Resources

The following compares the Corporation’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and June 30, 2013 (dollars in millions):

	Quarter Ended
	March 31, 2013	June 30, 2013
Cash flows provided by (used in) operating activities:
Net income	$10.5	$10.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	4.8
Amortization	4.1	3.9
Merger, acquisition, integration costs and other charges	—	—
Hurricane Sandy disaster costs	(0.6)	(1.0)
Stock-based compensation and deferred compensation	2.2	1.8
Amortization of deferred financing fees	0.3	0.7
Deferred income taxes	3.6	(0.7)
Gain on disposition of equipment	—	(0.1)
Other	0.1	0.2
Change in operating assets and liabilities:
Accounts receivable, net	(1.2)	11.5
Inventory	35.5	(13.0)
Prepaids and other assets	3.4	(2.4)
Accounts payable	(12.6)	4.7
Salaries, wages and other compensation	(4.8)	2.1
Other accrued liabilities	2.4	3.9

Net cash provided by operating activities	47.7	26.6

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.7)	(7.3)
Acquisitions, net of cash acquired	(0.5)	—
Cash proceeds from the sale of assets	—	0.1

Net cash used in investing activities	(7.2)	(7.2)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.1)	(3.2)
Net activity of long-term revolving credit facility	(40.5)	(11.6)
Issuance of common stock	0.1	0.3
Treasury stock at cost	(1.8)	(0.1)
Excess tax benefit from stock-based compensation	0.2	0.2
Other	0.1	(0.5)

Net cash used in financing activities	(45.0)	(14.9)

Change in cash and cash equivalents	(4.5)	4.5
Cash and cash equivalents at beginning of period	12.3	7.8

Cash and cash equivalents at end of period	$7.8	$12.3

Supplemental information:
Cash paid for interest	$2.3	$2.3

Cash paid for taxes	$0.5	$5.9

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District for the District of New Jersey against the Corporation alleging that the Corporation violated the False Claims Act and Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The Corporation believes that is has complied with applicable laws and regulations with respect to these matters and intends to defend itself against these allegations.

See Note 6 to the Corporation’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. We encourage you to read these risk factors in their entirety.

Item 2. Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a stock repurchase program of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that will allow the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. The Corporation did not repurchase shares under this program during the three months ended June 30, 2013.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 10,584 shares of certain vested awards for an aggregate price of $0.1 million during the three months ended June 30, 2013. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2013:

				Total Number
				of Shares
				Purchased as	Approximate
				Part of a	Dollar Value of
	Total		Weighted	Publicly	Shares that may
	Number of		Average	Announced	yet be Purchased
	Shares		Price Paid	Plans or	under the Plans
Period	Purchased		per Share	Program (2)	or Programs
					(in millions)
April 1, 2013 - April 30, 2013	6,066	(1)	$14.03	—	$24.0
May 1, 2013 - May 31, 2013	239	(1)	14.12	—	24.0
June 1, 2013 - June 30, 2013	4,279	(1)	15.28	—	24.0

(1)	The Corporation repurchased 10,584 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	The Corporation did not repurchase shares under this program for the three months ended June 30, 2013.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 2, 2013	/s/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 2, 2013	/s/ DAVID W. FROESEL, JR.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ BERARD E. TOMASSETTI
Date: August 2, 2013	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.