Form 10-Q
period 2013-09-30
PharMerica CORP
filed 2013-11-05
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2013
Common stock, $0.01 par value	29,429,261 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2013
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2013	2012	2013
Revenues	$442.0	$436.8	$1,399.4	$1,307.4
Cost of goods sold	365.9	357.6	1,174.8	1,061.3
Gross profit	76.1	79.2	224.6	246.1
Selling, general and administrative expenses	54.5	55.5	161.8	167.7
Amortization expense	3.2	3.7	9.0	11.7
Merger, acquisition, integration costs and other charges	6.1	1.3	14.3	7.0
Settlement, litigation and other related charges	-	17.0	-	17.0
Restructuring and impairment charges	-	1.0	-	1.0
Hurricane Sandy disaster costs	-	0.1	-	(0.2)
Operating income	12.3	0.6	39.5	41.9
Interest expense, net	2.4	2.6	7.6	8.1
Income (loss) before income taxes	9.9	(2.0)	31.9	33.8
Provision for income taxes	3.9	4.2	12.7	19.3
Net income (loss)	$6.0	$(6.2)	$19.2	$14.5

Earnings (loss) per common share:
Basic	$0.20	$(0.21)	$0.65	$0.49
Diluted	$0.20	$(0.21)	$0.64	$0.48

Shares used in computing earnings (loss) per common share:
Basic	29,491,234	29,655,201	29,470,473	29,645,380
Diluted	29,846,679	29,655,201	29,829,169	29,950,379

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and September 30, 2013
(Unaudited)
(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	September 30,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$12.3	$52.4
Accounts receivable, net	205.4	190.5
Inventory	135.7	70.3
Deferred tax assets, net	37.2	36.9
Prepaids and other assets	38.8	40.4
	429.4	390.5

Equipment and leasehold improvements	158.8	174.9
Accumulated depreciation	(105.7)	(115.7)
	53.1	59.2

Goodwill	269.2	271.4
Intangible assets, net	121.9	114.4
Other	12.7	9.6
	$886.3	$845.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49.7	$53.1
Salaries, wages and other compensation	35.8	31.0
Current portion of long-term debt	12.5	12.5
Income taxes payable	1.5	2.7
Other accrued liabilities	7.6	9.2
	107.1	108.5

Long-term debt	303.0	221.9
Other long-term liabilities	22.5	40.8
Deferred tax liabilities	11.1	17.2
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2012 and September 30, 2013	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,943,748 and 31,364,279 shares issued as of December 31, 2012 and September 30, 2013, respectively	0.3	0.3
Capital in excess of par value	363.0	368.9
Retained earnings	91.3	105.8
Treasury stock at cost, 1,456,293 and 1,936,632 shares at December 31, 2012 and September 30, 2013, respectively	(12.0)	(18.3)
	442.6	456.7
	$886.3	$845.1
See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended September 30, 2012 and 2013
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2013	2012	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$6.0	$(6.2)	$19.2	$14.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4.6	4.9	13.9	14.5
Amortization	3.2	3.7	9.0	11.7
Merger, acquisition, integration costs and other charges	0.3	-	2.2	-
Hurricane Sandy disaster costs	-	1.8	-	0.2
Stock-based compensation and deferred compensation	2.6	2.4	5.6	6.4
Amortization of deferred financing fees	0.3	0.6	0.7	1.6
Deferred income taxes	(2.1)	3.5	3.9	6.4
Loss (gain) on disposition of equipment	-	0.4	(0.1)	0.3
Other	0.1	(0.2)	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	9.4	4.5	22.3	14.8
Inventory	11.1	42.9	32.7	65.4
Prepaids and other assets	2.9	(1.3)	0.1	(0.3)
Accounts payable	7.2	11.7	(10.8)	3.8
Salaries, wages and other compensation	0.8	(4.5)	(3.8)	(7.2)
Income taxes payable	4.4	(4.8)	5.2	1.3
Excess tax benefit from stock-based compensation	-	-	-	(0.4)
Other accrued and long-term liabilities	0.6	18.7	3.0	18.9
Net cash provided by operating activities	51.4	78.1	103.2	152.0

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.6)	(6.9)	(13.5)	(20.9)
Acquisitions, net of cash acquired	(0.4)	(4.1)	(0.8)	(4.6)
Cash proceeds from the sale of assets	-	-	0.3	0.1
Net cash used in investing activities	(7.0)	(11.0)	(14.0)	(25.4)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(6.3)	(3.1)	(6.3)	(9.4)
Net activity of long-term revolving credit facility	-	(19.6)	(50.0)	(71.7)
Repayments of capital lease obligations	-	-	(0.1)	-
Issuance of common stock	0.4	-	0.5	0.4
Treasury stock at cost	(1.0)	(4.4)	(1.2)	(6.3)
Excess tax benefit from stock-based compensation	-	-	-	0.4
Other	-	0.1	-	0.1
Net cash used in financing activities	(6.9)	(27.0)	(57.1)	(86.5)

Change in cash and cash equivalents	37.5	40.1	32.1	40.1
Cash and cash equivalents at beginning of period	12.0	12.3	17.4	12.3

Cash and cash equivalents at end of period	$49.5	$52.4	$49.5	$52.4

Supplemental information:
Cash paid for interest	$2.2	$2.0	$7.2	$6.6
Cash paid for taxes	$1.8	$5.5	$4.0	$11.9

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
(Unaudited)
(In millions, except share amounts)

			Capital in
	Common Stock		Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6
Net income				14.5		14.5
Exercise of stock options and tax components of stock-based awards, net	35,143	-	0.4	-	-	0.4
Vested restricted stock units	322,841	-	-	-	-	-
Vested performance stock units	62,547	-	-	-	-	-
Treasury stock at cost	(480,339)	-	-	-	(6.3)	(6.3)
Stock-based compensation -non-vested restricted stock	-	-	4.7	-	-	4.7
Stock-based compensation -stock options	-	-	0.8	-	-	0.8
Balance at September 30, 2013	29,427,647	$0.3	$368.9	$105.8	$(18.3)	$456.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the “Corporation”) is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals and also provides specialty infusion services to patients outside a hospital setting. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues, operating 89 institutional pharmacies and 12 specialty infusion pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care settings. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 83 hospitals in the United States.

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

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates, the valuation of long-lived assets and goodwill, and accounting for income taxes. Actual amounts may differ from these estimates.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, that require the Corporation to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liability recorded at fair value at December 31, 2012 and September 30, 2013 is set forth in the tables below (dollars in millions):

As of December 31, 2012	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$4.8	$—	$4.8	$—	A

As of September 30, 2013	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$6.3	$—	$6.3	$—	A

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans (“PDPs”) under Medicare Part D, institutional healthcare providers, respective state Medicaid programs, third party insurance companies, and private payers. The Corporation’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Corporation establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation’s aging accounts receivable. This review focuses primarily on trends in private and other payers, PDP’s, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitors respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivable, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation’s long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31,	September 30,
	2012	2013
Institutional healthcare providers	$158.1	$155.1
Medicare Part D	41.6	35.4
Private payer and other	28.4	29.2
Insured	15.6	13.7
Medicaid	16.1	10.1
Medicare	2.0	1.6
Allowance for doubtful accounts	(56.4)	(54.6)
	$205.4	$190.5

0 to 60 days	58.8%	56.5%
61 to 120 days	17.1%	18.0%
Over 120 days	24.1%	25.5%
	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning	Charges to Costs and		Ending
	Balance	Expenses	Write-offs	Balance
Allowance for doubtful accounts:
Year ended December 31, 2012	$48.6	$25.9	$(18.1)	$56.4
Nine months ended September 30, 2013	$56.4	$15.9	$(17.7)	$54.6

Concentration of Credit Risk

For the three months ended September 30, 2012 and 2013, the Corporation derived approximately 14.4% and 11.8%, respectively, of its revenues from a single customer, including all payer sources of the Corporation. For the nine months ended September 30, 2012 and 2013, the Corporation derived approximately 14.1% and 13.0%, respectively, of its revenues from a single customer, including all payer sources of the Corporation.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment as of December 31, 2012 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. In addition, as a result of the Corporation being notified during June 2013 that it will be losing its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy segment during the quarter ended June 30, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation’s discounted cash flows as calculated for the step one analysis were approximately 26% greater than current book value.

The Corporation’s finite-lived intangible assets are comprised primarily of trade names, customer relationship assets and non-compete agreements primarily originating from business acquisitions. Finite-lived intangible assets are amortized on a straight-line basis over the course of their lives ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation’s goodwill and intangible assets are further described in Note 3.

Stock Option Accounting

The Corporation recognizes stock-based compensation expense in its condensed consolidated financial statements using the Black-Scholes-Merton option valuation model (see Note 7).

Restructuring and Impairment Charges

Restructuring and impairment charges in the condensed consolidated financial statements represent amounts expensed for purposes of realigning corporate and pharmacy locations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations, as appropriate, based on facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 8.

NOTE 2—ACQUISITIONS

2013 Acquisitions

During the nine months ended September 30, 2013, the Corporation acquired a business for a total purchase price of $4.1 million.  The resulting amount of goodwill related to this transaction was $2.2 million.

2012 Acquisitions

Amerita Acquisition

On December 13, 2012 the Corporation, through a wholly-owned subsidiary, acquired all of the outstanding stock of Amerita, Inc., a Delaware corporation (“Amerita”), for $84.5 million, net of cash acquired of $1.0 million, including the working capital adjustment in the first quarter of 2013. During the nine months ended September 30, 2013, the final working capital adjustment was completed for the Amerita acquisition resulting in additional purchase price paid of $0.5 million. The Corporation’s primary purpose in acquiring Amerita, Inc. was to complement existing pharmacy services through the provision of additional infusion services. The total purchase price of Amerita was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 13, 2012. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. For tax purposes, the transaction was considered a stock acquisition. Approximately $14.5 million of goodwill related to previous acquisitions made by Amerita will be tax deductible by the Corporation. The preliminary allocation of the purchase price was based upon the fair value of net tangible and identifiable intangible assets as of December 13, 2012.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The preliminary purchase price allocation was as follows (dollars in millions):
	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (As Adjusted)
Accounts receivable	$11.1	$(1.1)	$10.0
Inventory	1.6	-	1.6
Other current assets	0.6	0.2	0.8
Equipment and leasehold improvements	0.8	-	0.8
Other long-term assets	0.2	-	0.2
Deferred tax assets	1.2	0.5	1.7
Identifiable intangibles	30.8	-	30.8
Goodwill	53.3	1.0	54.3
Total Assets	99.6	0.6	100.2
Current liabilities	(5.6)	(0.1)	(5.7)
Deferred tax liabilities - long-term	(9.9)	-	(9.9)
Other long-term liabilities	(0.1)	-	(0.1)
Total Liabilities	(15.6)	(0.1)	(15.7)
Total purchase price, less cash acquired	$84.0	$0.5	$84.5

(1)	As previously reported in the Corporation’s 2012 Annual Report on Form 10-K

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
	$30.8

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

Other

For the three months ended September 30, 2012 and 2013, the Corporation incurred $3.9 million and $1.0 million, respectively, and $8.7 million and $2.9 million for the nine months ended September 30, 2012 and 2013, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

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

The unaudited pro forma effect of the acquisitions assuming the acquisitions occurred on January 1, 2012, excluding the merger, acquisition, integration costs and other charges, stock-based compensation and deferred compensation, and assuming an effective tax rate exclusive of discrete items for the three and nine months ended September 30, 2012, would be as follows (dollars in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues	$459.8	$1,458.6
Net income	$11.4	$31.8

Earnings per common share:
Basic	$0.39	$1.08
Diluted	$0.38	$1.06

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2012, as adjusted, and September 30, 2013 the carrying amount of goodwill was $269.2 million and $271.4 million, respectively.
The following table presents the components of the Corporation’s intangible assets (dollars in millions):

	Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2012	Additions	September 30, 2013
Customer relationships	$98.8	$1.5	$100.3
Trade name	57.0	-	57.0
Non-compete agreements	12.6	2.7	15.3
Sub Total	168.4	4.2	172.6
Accumulated amortization	(46.5)	(11.7)	(58.2)
Net intangible assets	$121.9	$(7.5)	$114.4

Amortization expense relating to finite-lived intangible assets was $3.2 million and $3.7 million for the three months ended September 30, 2012 and 2013, respectively. Amortization expense relating to finite-lived intangible assets was $9.0 million and $11.7 million for the nine months ended September 30, 2012 and 2013, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 4—CREDIT AGREEMENT

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

As of September 30, 2013, $234.4 million was outstanding under the term loan facility and there was no balance outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

 The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,	September 30,
Credit Agreement:	2012	2013
Term Debt - payable to lenders at LIBOR plus applicable margin (2.68% as of September 30, 2013), matures June 30, 2016	$243.8	$234.4
Revolving Credit Facility payable to lenders, interest plus applicable margin (5.00% as of September 30, 2013), matures June 30, 2016	71.7	-
Total debt	315.5	234.4
Less: Current portion of long-term debt	12.5	12.5
Total long-term debt	$303.0	$221.9

The Corporation’s indebtedness has the following maturities for the current year and the next three years (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2013	$3.2	$-	$3.2
2014	12.5	-	12.5
2015	112.5	-	112.5
2016	106.2	-	106.2
	$234.4	$-	$234.4

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2013 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $197.7 million as of September 30, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $534.4 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at September 30, 2013.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation maintains liabilities for certain of its outstanding investigations and litigation. In accordance with the provisions of U.S. GAAP for contingencies, the Corporation accrues for a liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Corporation is the subject of certain investigations and is a defendant in a number of cases, including those discussed below. During the three months ended September 30, 2013 the Corporation accrued $17.0 million, based on information currently known. While the outcome of government investigations and litigation is inherently uncertain, management believes, in light of all information known to it at September 30, 2013, that the Corporation’s litigation-related accruals were adequate at such date. These accruals are reviewed periodically, and the reserve may be increased or decreased in the future to reflect further developments.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

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

As a part of these investigations, the following complaints have been filed. On April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney’s Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation’s two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act by dispensing Schedule II drugs without a proper prescription. The Corporation has filed an Answer to the Complaint, is engaged in discovery and intends to defend itself against these allegations. On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation.  The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its Complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention.  The Complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substance prescriptions without a valid prescription in violation of the Controlled Substances Act.  It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the federal False Claims Act.

On October 8, 2013, one of the individual relators, Richard Templin, served his complaint on the Corporation with respect to the claims on which the United States declined to intervene.  The complaint was filed in the United States District Court for the Southern District of Texas and seeks monetary damages and alleges that the Corporation violated the federal False Claims Act and the Anti-Kickback Act by allegedly dispensing Schedule II-V controlled substances without a valid prescription, through various other allegedly improper billing practices, by allegedly receiving rebates from pharmaceutical manufacturers, and by allegedly providing or receiving other remuneration from pharmaceutical manufacturers and its nursing facility customers in exchange for referrals.  The complaint also seeks monetary damages alleging that the Corporation terminated the relator's employment in violation of the False Claims Act.  The Corporation is evaluating the complaint and intends to defend itself against these allegations.  The other individual relator in the consolidated action has not served the Corporation with his Complaint.  The Corporation believes that the United States intervened with respect to all federal claims in that complaint but the relator's complaint also included claims under the qui tam provisions of Florida and Massachusetts state laws.  It is unclear at this time whether Florida and Massachusetts have elected to intervene with respect to those claims.  The Corporation is evaluating the Complaint and intends to defend itself against these allegations.

The Corporation denies the allegations made by the government and the relators and is defending itself in the investigations and actions that have been brought by the government and the relators. The Corporation believes it has adequate reserves on hand for these investigations and litigations, however, if the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

The U.S. Department of Justice, through the U.S. Attorney’s Office for the District of South Carolina and the Western District of Virginia, is investigating whether the Corporation’s activities in connection with agreements it had with the manufacturers of the pharmaceuticals Aranesp and Depakote, respectively, violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with these investigations and believes it has complied with applicable laws and regulations with respect to these matters. At this time, we are unable to estimate the outcome of the investigations. If the government brings claims and the Corporation is not successful in defending them, it could result in material fines and recoupment of government claims which could result in a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the Corporation is involved in certain legal actions and regulatory investigations, including those related to pharmaceuticals sold by the Corporation, arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity.

California Medicaid

On August 14, 2013 the California Department of Health Care Service (“DHCS”) announced its intent to implement a ten (10) percent reimbursement reduction for numerous healthcare providers, including long term care pharmacies.  Originally, the DHCS received federal approval for the reduction effective June 1, 2011, but the DHCS has been prevented from implementing the reductions due to a court injunction.  The United States Court of Appeals for the Ninth Circuit denied the plaintiffs’ motion for a stay of mandate, allowing for the implementation of the reimbursement reduction.

The DHCS intends to implement the reduction prospectively beginning January 9, 2014.  In addition, the DHCS will begin recouping a percentage of provider payments representing a ten (10) percent reduction on certain drug reimbursements retroactive to June 1, 2011.  These retroactive recoveries will not occur until after the prospective payment reductions are implemented. The Corporation has recorded a $2.9 million liability and reduction of revenue which represents its best estimate of the expected amount of recoveries from June 1, 2011 through September 30, 2013.

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

Until CMS provides final guidance and the industry adapts to this now publicly available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

Acquisitions

The Corporation has historically acquired the stock or assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers’ compensation liabilities, previous tax liabilities, and unacceptable business practices.  lthough the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance the Corporation will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. While the Corporation generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. In the ordinary course of business, the Corporation enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, tax matters, as well as customer, third party payer, supplier, and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

Prime Vendor Agreement

On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen Drug Corporation (“ABDC”) effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the “First Amendment”) modified the previous agreement, which was set to expire September 30, 2013 and extended its term until September 30, 2016.

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

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges were $6.1 million and $1.3 million for three months ended September 30, 2012 and 2013 and $14.3 million and $7.0 million for the nine months ended September 30, 2012 and 2013, respectively.

Integration costs and other charges represent costs associated with integrating our operations.  Also included in this category in 2012 are costs related to the unsolicited tender offer by Omnicare.  In 2012 and 2013 costs related to the transition of the information technology services from one vendor to another vendor (“IT Transition”) are also included in this category.  Acquisition costs represent costs associated with current and potential future acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 7—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remains available under the program as of September 30, 2013. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory  requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the nine months ended September 30, 2013, the Corporation repurchased 349,091 shares of common stock for an aggregate purchase price, including commissions, of $4.3 million at an average purchase price of $12.33 per share.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 131,248 shares of certain vested awards for an aggregate price of approximately $2.0 million during nine months ended September 30, 2013. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2013, the Corporation had a total of 1,936,632 shares held as treasury stock.

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

Stock Option Activity

Stock options were not granted to officers and employees during 2012 or 2013. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding shares at December 31, 2012	2,424,285	$15.14	3.2 years	$1.8
Exercised	(35,143)	11.57
Canceled	(64,623)	13.10
Expired	(442,281)	15.69
Outstanding shares at September 30, 2013	1,882,238	$15.14	2.5 years	$1.0
Exercisable shares at September 30, 2013	1,582,614	$15.55	2.2 years	$0.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 7—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2012	1,133,335	$13.00
Granted - Restricted Stock Units	348,742	14.75
Granted - Performance Share Units	237,294	14.46
Forfeited	(223,765)	14.91
Vested	(385,388)	13.03
Outstanding shares at September 30, 2013	1,110,218	$13.38

 NOTE 8—INCOME TAXES

The provision for income taxes is based upon the Corporation’s estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2013		2012	2013
Provision for income taxes	$3.9	$4.2		$12.7	$19.3
Total provision as a percentage of pre-tax income (loss)	39.5%	NM	*	39.9%	57.1%

* NM - Not Meaningful

The increase in the provision for income taxes as a percentage of pre-tax income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the Corporation's accrued legal liability related to the investigations and litigation discussed in Note 5. For purposes of the provision for the nine months ended September 30, 2013, the Corporation has made an assumption in the absence of more definitive information that this liability is non-deductible and has accounted for the absence of a tax benefit as a discrete item in the third quarter. Ultimate amounts deductible may differ from this estimate. Accordingly, this resulted in an increase in the nine month tax provision of approximately $6.6 million, or approximately 20% of pre-tax income. This increase in the tax provision was partially offset by net deductible permanent differences. Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charge for the legal accrual would have been 38.1%. The effective tax rate in 2012 was higher than the federal statutory rate as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $123.3 million and $115.9 million at December 31, 2012 and September 30, 2013, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation’s deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes the future tax benefits from net operating and capital loss carryforwards as deferred tax assets. As of September 30, 2013, the Corporation has no tax benefits from federal net operating loss carryforwards and tax benefits from state net operating loss carryforwards of $7.1 million, net of federal benefit. The net operating losses have carryforward periods ranging from 1 to 20 years, depending on the taxing jurisdiction.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 8—INCOME TAXES (Continued)

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $26.1 million at December 31, 2012 and $19.7 million at September 30, 2013, net of state valuation allowances of $1.0 million.

As of December 31, 2012 and September 30, 2013, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

NOTE 9—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2013		2012	2013
Numerator:
Numerator for basic and earnings (loss) per diluted share - net income (loss)	$6.0	$(6.2)		$19.2	$14.5
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	29,491,234	29,655,201		29,470,473	29,645,380
Effective of dilutive securities (stock options, restricted stock units and performance share units)	355,445	—		358,696	304,999
Denominator for earnings (loss) per diluted share - adjusted weighted average shares	29,846,679	29,655,201	(b)	29,829,169	29,950,379
Basic earnings (loss) per share	$0.20	$(0.21)		$0.65	$0.49
Earnings (loss) per diluted share	$0.20	$(0.21)	(b)	$0.64	$0.48
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,788,800	1,917,486		3,103,047	2,028,557

(a)	These unexercised employee stock options, nonvested restricted shares and performance shares that have not yet met performance conditions are not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive for the periods presented.

Stock options and restricted shares and units granted by the Corporation are treated as potential common shares outstanding in computing earnings (loss) per diluted share. Performance share units are treated as potential common shares outstanding in computing earnings (loss) per diluted share only when the performance conditions are met.

Common shares repurchased by the Corporation reduce the number of basic shares used in the denominator for basic and diluted earnings (loss) per share.

(b)	The diluted loss per share for the three months ended September 30, 2013 does not include the effects of potential common shares because their inclusion would be anti-dilutive due to the net loss for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenues, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation’s risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation’s ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation’s products and services;
•	the risk of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;
•	the Corporation’s ability to successfully pursue the Corporation’s development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation’s ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries, including, the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	the effects of the sequestration order issued by the Federal government in March 2013, mandating pending reductions impacting most federal programs, including Medicare;
•	the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation’s control;
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;
•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;
•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;
•	the uncertainty as to the long-term value of the Corporation’s common stock;
•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation’s net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation’s results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

General

The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2013, reflect the financial position, results of operations, and cash flows of the Corporation.

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

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.  However, to take advantage of prices that can be realized by directly purchasing products from manufacturers the Corporation implemented steps in the period to also establish our own distribution capabilities.

The following table summarizes the material brand-to-generic conversions expected to occur in 2013 through 2017:

2013	2014	2015	2016	2017
Cymbalta (4Q)	Detrol LA (1Q)	Lovaza (1Q)	Crestor (3Q)	Tamiflu (2Q)
	Evista (1Q)	Namenda (1Q)	Zetia (4Q)	Seroquel XR (4Q)
	Renvela (1Q)	Abilify (2Q)
	Actonel (2Q)	Avodart (2Q)
	Diovan (2Q)	Procrit (2Q)
	Nexium (2Q)	Zyvox (2Q)
	Restasis (2Q)	Aggrenox (3Q)
	Renegel (3Q)	Gleevec (3Q)
	Copaxone (4Q)	Patanol (4Q)

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

Until CMS provides final guidance and the industry adapts to this now publicly available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

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

Short Cycle Dispensing

Pursuant to the 2010 Health Care Reform Legislation, Prescription Drug Plans (“PDPs”) are required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. Beginning January 1, 2013, CMS required pharmacies dispensing to long-term care facilities to dispense no more than 14-day supplies of brand-name oral solid medications covered by Medicare Part D. The Corporation fully implemented short cycle dispensing on January 1, 2013. The impact of short cycle dispensing has not had a material adverse impact on the Corporation’s results of operations.

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

The critical accounting estimates discussed below are not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, discussed in Note 1 of the condensed consolidated financial statements included in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on the condensed consolidated results of operations and financial condition of the Corporation.

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from PDP’s under Medicaid Part D, long-term care institutions, respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned and the responsible paying parties are due a credit for such returns.

Our quarterly provision for doubtful accounts included in our condensed consolidated statements of operations is as follows (dollars in millions):

	Amount	% of Revenues		Amount	% of Revenues
2012			2013
First Quarter	$6.2	1.2%	First Quarter*	$5.3	1.2%
Second Quarter	6.2	1.4	Second Quarter	5.2	1.2
Third Quarter	7.3	1.7	Third Quarter	5.2	1.2
Fourth Quarter*	5.5	1.3

*	Excludes a $0.7 million and $0.2 million expense related to Hurricane Sandy for the Fourth Quarter of 2012 and the First Quarter of 2013, respectively.

The following table shows our pharmacy revenue days outstanding reflected in our pharmacy net accounts receivable as of the quarters indicated:

	2012	2013
First Quarter	42.8	41.6
Second Quarter	45.4	41.6
Third Quarter	44.1	39.8
Fourth Quarter	42.8	-

The following table shows our summarized aging categories by quarter:

	2012				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
0 to 60 days	61.5%	58.0%	58.6%	58.8%	58.0%	58.0%	56.5%	N/A	%
61 to 120 days	17.3	17.7	15.7	17.1	15.8	18.2	18.0	N/	A
Over 120 Days	21.2	24.3	25.7	24.1	26.2	23.8	25.5	N/	A

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2012				2013
First Quarter	$52.1	$296.4	17.6%	First Quarter	$55.8	$262.3	21.3%
Second Quarter	52.8	272.1	19.4	Second Quarter	54.8	249.7	21.9
Third Quarter	56.1	266.0	21.1	Third Quarter	54.6	245.1	22.3
Fourth Quarter	56.4	261.8	21.5

We recognize revenues at the time services are provided or products are delivered. A significant portion of our revenues are billed to PDPs under Medicare Part D, state Medicaid programs, long-term care institutions, third party insurance companies, and private payers. Some claims are electronically adjudicated through online processing at the point the prescriptions are dispensed such that our operating system is automatically updated with the actual amounts to be reimbursed. As a result, our revenues and the associated receivables are based upon the actual reimbursements to be received. For claims that are adjudicated on-line and are rejected or otherwise denied upon submission, the Corporation provides contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2013		2012		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$209.5	47.4%	$207.5	47.5%	$670.1	47.9%	$604.0	46.2%
Institutional healthcare providers	138.1	31.3	128.0	29.3	426.6	30.5	394.0	30.1
Medicaid	38.4	8.7	34.8	8.0	128.4	9.2	114.6	8.8
Private and other	19.9	4.4	19.9	4.6	65.0	4.6	57.7	4.4
Insured	19.3	4.4	27.2	6.2	58.4	4.2	78.1	6.0
Medicare	1.0	0.2	3.7	0.8	2.8	0.2	11.1	0.8
Hospital management fees	15.8	3.6	15.7	3.6	48.1	3.4	47.9	3.7
Total	$442.0	100.0%	$436.8	100.0%	$1,399.4	100.0%	$1,307.4	100.0%

Inventory and cost of drugs dispensed

We have inventory located at each of our pharmacy locations. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state boards of pharmacy. All other inventory is maintained on a periodic system, through the performance of physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

As of December 31, 2012 and September 30, 2013, our inventories on our accompanying condensed consolidated balance sheets were $135.7 million and $70.3 million, respectively.

The inventory days on hand were as follows for the periods presented:

	2012	2013
First Quarter	22.2	25.4
Second Quarter	25.9	29.6
Third Quarter	24.6	18.1
Fourth Quarter	34.9	-

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013 was $269.2 million and $271.4 million, respectively.

The Corporation performed a qualitative assessment as of December 31, 2012, and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. In addition, as a result of the Corporation being notified during June 2013 that it will be losing its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy segment during the second quarter of 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation’s discounted cash flows as calculated for the step one analysis were approximately 26% greater than current book value.

Accounting for income taxes

We assess the likelihood that deferred tax assets will be recovered as an offset to future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013, were $26.1 million and $19.7 million, respectively, including the impact of valuation allowances. Our valuation allowances for state deferred tax assets in our condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013 were $1.0 million.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions dispensed in thousands):

	Three Months Ended September 30,								Nine Months Ended September 30,
	2012		Increase (Decrease)			2013			2012		Increase (Decrease)			2013
	Amount	% of Total Revenues				Amount		% of Total Revenues	Amount	% of Total Revenues				Amount		% of Total Revenues
Revenues	$442.0	100.0%	$(5.2)	(1.2	) %	$436.8		100.0%	$1,399.4	100.0%	$(92.0)	(6.6	) %	$1,307.4		100.0%
Cost of goods sold	365.9	82.8	(8.3)	(2.3)		357.6		81.9	1,174.8	84.0	(113.5)	(9.7)		1,061.3		81.2
Gross profit	76.1	17.2%	$3.1	4.1%		79.2		18.1%	224.6	16.0%	$21.5	9.6%		246.1		18.8%
California Medicaid estimated recoupment	-					2.9			-					2.9
Adjusted gross profit	$76.1					$82.1			$224.6					$249.0

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,711		(391)	(4.0	) %	9,320			29,675		(1,224)	(4.1	) %	28,451
Revenue per prescription dispensed	$45.52		$1.66	3.6%		$47.18	*		$47.16		$(1.11)	(2.3	) %	$46.05	*
Gross profit per prescription dispensed	$7.84		$0.97	12.4%		$8.81	*		$7.57		$1.18	15.6%		$8.75	*
Gross profit margin	17.2%		1.5	8.7%		18.7	%*		16.0%		3.0	18.8%		19.0	%*
Generic dispensing rate	84.4%		(1.1)	(1.3	) %	83.3%			82.8%		0.5	0.6%		83.3%

* Amounts shown above do not include the $2.9 million California Medicaid estimated recoupment. See Note 5.

Revenues

Revenues decreased $5.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to the net decline in prescriptions dispensed, resulting from the decrease in the number of customer licensed beds serviced. The decline was partially offset by the acquisition of Amerita in the fourth quarter of 2012. Excluding the $2.9 million California Medicaid estimated recoupment, the remaining decrease of $2.3 million is comprised of an unfavorable volume variance of approximately $17.8 million or 391,000 less prescriptions dispensed, partially offset by a favorable rate variance of approximately $15.5 million or $1.66 increase per prescription dispensed.

Revenues decreased $92.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to the net decline in prescriptions dispensed, along with one less workday in the nine months ended September 30, 2013. The decline was partially offset by the acquisition of Amerita in the fourth quarter of 2012. Excluding the $2.9 million California Medicaid estimated recoupment, the remaining decrease of $89.1 million is comprised of an unfavorable volume variance of approximately $57.7 million or 1,224,000 less prescriptions dispensed and an unfavorable rate variance of approximately $31.4 million or $1.11 decrease per prescription dispensed.

Gross Profit

Gross profit, excluding the $2.9 million California Medicaid estimated recoupment, for the three months ended September 30, 2013 was $82.1 million or $8.81 per prescription dispensed compared to $76.1 million or $7.84 per prescription dispensed for the three months ended September 30, 2012. Gross profit margin for the three months ended September 30, 2013 was 18.7% compared to 17.2% for the three months ended September 30, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies.

Gross profit, excluding the $2.9 million California Medicaid estimated recoupment, for the nine months ended September 30, 2013 was $249.0 million or $8.75 per prescription dispensed compared to $224.6 million or $7.57 per prescription dispensed for the nine months ended September 30, 2012. Gross profit margin for the nine months ended September 30, 2013 was 19.0% compared to 16.0% for the nine months ended September 30, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55.5 million for the three months ended September 30, 2013 compared to $54.5 million for the three months ended September 30, 2012. The increase of $1.0 million is due primarily to an increase of $4.8 million in labor costs, of which $4.0 million is related to the Amerita acquisition. The increase in labor is partially offset by a $1.9 million decrease in contracted services and $2.1 million decrease in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $0.2 million.

Selling, general and administrative expenses were $167.7 million for the nine months ended September 30, 2013 compared to $161.8 million for the nine months ended September 30, 2012. The increase of $5.9 million is due to an increase of $10.9 million in labor costs, which is primarily related to the Amerita acquisition partially offset by a decrease of $5.0 million in contracted services and $4.0 million decrease in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $4.0 million.

Depreciation and Amortization

Depreciation expense was $4.9 million for the three months ended September 30, 2013 compared to $4.6 million for the three months ended September 30, 2012. The increase of $0.3 million is due primarily to depreciation expense recognized on assets acquired with Amerita and computer hardware additions purchased in the fourth quarter 2012 related to the IT Transition.

Depreciation expense was $14.5 million for the nine months ended September 30, 2013 compared to $13.9 million for the nine months ended September 30, 2012. The increase of $0.6 million is due primarily to depreciation expensed recognized on assets acquired with Amerita and computer hardware additions purchased in the fourth quarter 2012 related to the IT Transition.

Amortization expense was $3.7 million for the three months ended September 30, 2013 compared to $3.2 million for the three months ended September 30, 2012. The increase of $0.5 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Amortization expense was $11.7 million for the nine months ended September 30, 2013 compared to $9.0 million for the nine months ended September 30, 2012. The increase of $2.7 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Settlements, Litigation and Other Related Charges

Settlements, litigation and other related charges were $17.0 million for the three and nine months ended September 30, 2013. There were no similar expenses in the comparable periods of the prior year. These costs relate to the Corporation being the subject of certain investigations and defenses in a number of cases for which the outcome of the litigation is uncertain. However management accrued, based on information currently known, $17.0 million in the third quarter 2013 as an estimated liability for these litigations which is described more fully in Note 5.

Restructuring and Impairment Charges

Restructuring and impairment charges were $1.0 million for the three and nine months ended September 30, 2013. There were no similar expenses in the comparable periods of the prior year. These costs are a part of the Corporation’s initiative to realign the organization. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $1.3 million and $6.1 million for the three months ended September 30, 2013 and 2012, respectively, and were $7.0 million and $14.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Integration costs and other charges were $0.3 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. The decrease is primarily attributable to a decrease in IT Transition related costs and professional fees. Integration costs and other charges were $4.1 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively. The nine months ended September 30, 2012 included $1.9 million incurred during the first quarter of 2012 related to an unsolicited tender offer.

Acquisition costs were $1.0 million for the three months ended September 30, 2013 compared to $3.9 million for the three months ended September 30, 2012 and were $2.9 million for the nine months ended September 30, 2013 compared to $8.7 million for the nine months ended September 30, 2012. Acquisition costs decreased primarily due to professional fees incurred in third quarter 2012 related to the Amerita acquisition.

Interest Expense

Interest expense was $2.6 million and $2.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Interest expense was $8.1 million for the nine months ended September 30, 2013 compared to $7.6 million for the nine months ended September 30, 2012. The increase was primarily due to a higher amortization of deferred financing costs, partially offset by lower interest rates on long-term debt.

Tax Provision

The provision for income taxes as a percentage of pre-tax income (loss) was (202.3%) and 39.5% for the three months ended September 30, 2013 and September 30, 2012, respectively. The provision for income taxes as a percentage of pre-tax income was 57.1% and 39.9% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in our provision for income taxes as a percentage of pre-tax income, year to date, is primarily due to the Corporation's accrued legal liability related to the investigations and litigation discussed in Note 5. For purposes of the provision for the nine months ended September 30, 2013, the Corporation has made an assumption in the absence of more definitive information that this liability is non-deductible and has accounted for the absence of a tax benefit as a discrete item in the third quarter. Ultimate amounts deductible may differ from this estimate.  Accordingly, this resulted in an increase in the nine month tax provision of approximately $6.6 million, or approximately 20% of pre-tax income. This increase in the tax provision was partially offset by net deductible permanent differences. Excluding the impact of the discrete items, the provision for income taxes as percentage of pre-tax income would have been 38.1%. The effective tax rate in 2012 was higher than the federal statutory rate as a result of the combined impact of state and local taxes and various non-deductible expenses.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net cash provided by operating activities	$51.4	$78.1	$103.2	$152.0
Net cash used in investing activities	(7.0)	(11.0)	(14.0)	(25.4)
Net cash used in financing activities	(6.9)	(27.0)	(57.1)	(86.5)
Net change in cash and cash equivalents	37.5	40.1	32.1	40.1
Cash and cash equivalents at beginning of period	12.0	12.3	17.4	12.3
Cash and cash equivalents at end of period	$49.5	$52.4	$49.5	$52.4

Operating Activities – Cash provided by operating activities aggregated $78.1 million and $152.0 million for the three and nine months ended September 30, 2013, respectively, compared to $51.4 million and $103.2 million for the three and nine months ended September 30, 2012, respectively. The increase in cash provided by operating activities is due to a decrease in inventory purchases reflecting the Corporation’s purchasing strategies and a decrease in cash used for accounts payable and an increase in cash collections on accounts receivable, partially offset by an increase in cash used for salaries, wages and other compensation.

Investing Activities – Cash used in investing activities aggregated $11.0 million and $25.4 million for the three and nine months ended September 30, 2013, respectively, compared to $7.0 million and $14.0 million for the three and nine months ended September 30, 2012, respectively. The increase in cash used in investing activities is due to the increase in capital expenditures necessary for the IT Transition and the reinvestment in assets lost as a result of Hurricane Sandy in the fourth quarter 2012, along with an increase in cash used for acquisitions.

Financing Activities – Cash used in financing activities aggregated $27.0 million and $86.5 million for the three and nine months ended September 30, 2013, respectively, compared to $6.9 million and $57.1 million for the three and nine months ended September 30, 2012, respectively. The increase in cash used in financing activities is due to the increase in term loan debt and revolving credit facility repayments during 2013 along with an increase in treasury stock repurchases. The Corporation had no amounts outstanding on its revolving credit facility at September 30, 2013.

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

The Credit Agreement requires term loan principal payments by the Corporation in an amount of $3.1 million on the last business day of each quarter beginning September 2012 through June 2015, and $53.1 million on the last business day of each quarter beginning September 2015 through June 2016. The final principal repayment installment of term loans shall be repaid on the term maturity date, June 30, 2016. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence of certain indebtedness.

The Corporation had a total of $234.4 million outstanding of term debt under the Credit Agreement and no outstanding balance under the revolving portion of the Credit Agreement as of September 30, 2013. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of September 30, 2013 was $2.3 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $197.7 million as of September 30, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $534.4 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at September 30, 2013.

Prime Vendor Agreement

On January 25, 2013 the Corporation renegotiated its prime vendor agreement with ABDC effective January 1, 2013. The First Amendment modified the previous agreement, which was set to expire September 30, 2013, and extended its term until September 30, 2016. The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation’s drug pricing under the terms of the First Amendment.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remains available under the program as of September 30, 2013. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the nine months ended September 30, 2013, the Corporation repurchased 349,091 shares of common stock for an aggregate purchase price, including commissions, of $4.3 million at an average purchase price of $12.33 per share.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 131,248 shares of certain vested awards for an aggregate price of approximately $2.0 million during nine months ended September 30, 2013. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2013, the Corporation had a total of 1,936,632 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the year ended December 31, 2012 and for the first, second and third quarters of 2013 (in millions, except where indicated):

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$498.9	$458.5	$442.0	$433.2	$439.8	$430.8	$436.8
Cost of goods sold	426.3	382.6	365.9	357.6	355.5	348.2	357.6
Gross profit	72.6	75.9	76.1	75.6	84.3	82.6	79.2
Selling, general and administrative	52.4	54.9	54.5	52.9	56.7	55.5	55.5
Amortization expense	2.8	3.0	3.2	3.3	4.1	3.9	3.7
Merger, acquisition, integration costs, and other charges	5.4	2.8	6.1	5.6	2.9	2.8	1.3
Settlement, litigation and other related charges	-	-	-	-	-	-	17.0
Restructuring and impairment charges	-	-	-	-	-	-	1.0
Hurricane Sandy disaster costs	-	-	-	4.5	0.6	(0.9)	0.1
Operating income	12.0	15.2	12.3	9.3	20.0	21.3	0.6
Interest expense, net	2.7	2.5	2.4	2.4	2.6	2.9	2.6
Income (loss) before income taxes	9.3	12.7	9.9	6.9	17.4	18.4	(2.0)
Provision for income taxes	3.7	5.1	3.9	3.2	6.9	8.2	4.2
Net income (loss)	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2	$(6.2)

Earnings (loss) per share (1):
Basic	$0.19	$0.26	$0.20	$0.13	$0.36	$0.34	$(0.21)
Diluted	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34	$(0.21)

Adjusted diluted earnings per diluted share (1)(2):	$0.33	$0.35	$0.38	$0.36	$0.46	$0.44	$0.49

Shares used in computing earnings (loss) per share:
Basic	29.4	29.5	29.5	29.5	29.6	29.7	29.7
Diluted	29.7	29.7	29.8	30.0	30.1	30.1	29.7

Balance sheet data:
Cash and cash equivalents	$6.7	$12.0	$49.5	$12.3	$7.8	$12.3	$52.4
Working capital (3)	$330.0	$316.6	$323.2	$322.3	$292.1	$291.8	$282.0
Goodwill (3)	$214.9	$214.9	$214.9	$269.2	$269.2	$269.2	$271.4
Intangible assets, net	$97.8	$95.7	$94.0	$121.9	$120.1	$116.3	$114.4
Total assets (3)	$800.7	$782.3	$798.2	$886.3	$840.9	$850.3	$845.1
Long-term debt	$272.1	$250.0	$243.8	$315.5	$271.7	$257.1	$234.4
Total stockholders' equity	$420.8	$429.7	$437.3	$442.6	$453.6	$465.4	$456.7

Supplemental information:
Adjusted EBITDA(2)	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7	$33.9
Adjusted EBITDA Margin (2)	5.4%	5.8%	6.5%	6.7%	7.9%	7.8%	7.7	% (4)
Adjusted EBITDA per prescription dispensed (2)	$2.66	$2.70	$2.97	$3.03	$3.56	$3.58	$3.64
Net cash provided by (used in) operating activities	$19.9	$31.9	$51.4	$(17.5)	$47.5	$26.4	$78.1
Net cash used in investing activities	$(2.4)	$(4.6)	$(7.0)	$(91.3)	$(7.2)	$(7.2)	$(11.0)
Net cash (used in) provided by financing activities	$(28.2)	$(22.0)	$(6.9)	$71.6	$(44.8)	$(14.7)	$(27.0)

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,085	9,879	9,711	9,546	9,711	9,420	9,320
Revenue per prescription dispensed	$49.47	$46.41	$45.52	$45.38	$45.29	$45.73	$47.18	(4)
Gross profit per prescription dispensed	$7.20	$7.68	$7.84	$7.92	$8.68	$8.77	$8.81	(4)
Gross profit margin	14.6%	16.6%	17.2%	17.5%	19.2%	19.2%	18.7	% (4)
Generic drug dispensing rate	80.9%	83.2%	84.4%	84.8%	83.3%	83.3%	83.3%
Inventory days on hand	22.2	25.9	24.6	34.9	25.4	29.6	18.1
Revenue days outstanding	42.8	45.4	44.1	42.8	41.6	41.6	39.8

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
(2)	See “Use of Non-GAAP Measures for Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings (Loss) Per Diluted Common Share, and for Reconciliation of Net Income (Loss) to Adjusted EBITDA and Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Condensed Consolidated Financial Statements.
(4)	Amounts shown above do not include the $2.9 million California Medicaid estimated recoupment (See Note 5).

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income (loss) or cash flows from operating activities data as measured under U.S. generally accepted accounting principles (“GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income and cash flows from operating activities are significant components of the accompanying condensed consolidated statements of operations and cash flows and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation’s net income (loss) and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions as an indicator of its core operating results. The measurement is used in concert with net income (loss) and diluted earnings (loss) per share, which measure actual earnings (loss) per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings (loss) per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for earnings (loss) per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions excluded from the earnings (loss) per diluted share are significant components of the accompanying condensed consolidated statements of operation and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings (loss) per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income (loss)	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2	$(6.2)
Add:
Interest expense, net	2.7	2.5	2.4	2.4	2.6	2.9	2.6
Merger, acquisition, integration costs and other charges	5.4	2.8	6.1	5.6	2.9	2.8	1.3
Settlement, litigation and other related charges	-	-	-	-	-	-	17.0
California Medicaid estimated recoupment	-	-	-	-	-	-	2.9
Restructuring and impairment charges	-	-	-	-	-	-	1.0
Hurricane Sandy disaster costs	-	-	-	4.5	0.6	(0.9)	0.1
Stock-based compensation and deferred compensation	1.8	1.2	2.6	1.5	2.2	1.8	2.4
Provision for income taxes	3.7	5.1	3.9	3.2	6.9	8.2	4.2
Depreciation and amortization expense	7.6	7.5	7.8	8.0	8.9	8.7	8.6
Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7	$33.9
Adjusted EBITDA Margin	5.4%	5.8%	6.5%	6.7%	7.9%	7.8%	7.7	%*

* Amount shown above is calculated without the $2.9 million reduction in revenue for the estimated California Medicaid recoupment. See Note 5.

 Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7	$33.9
Interest expense, net	(2.7)	(2.5)	(2.4)	(2.4)	(2.6)	(2.9)	(2.6)
Merger, acquisition, integration costs and other charges	(3.8)	(2.5)	(5.8)	(6.5)	(2.9)	(2.8)	(1.3)
California Medicaid estimated recoupment	-	-	-	-	-	-	(2.9)
Hurricane Sandy disaster costs	-	-	-	(3.0)	(1.2)	(0.1)	1.7
Provision for bad debt	6.2	6.2	7.3	5.5	5.3	5.2	5.2
Amortization of deferred financing fees	0.2	0.2	0.3	0.3	0.3	0.7	0.6
Loss (gain) on disposition of equipment	(0.1)	-	-	0.2	-	(0.1)	0.4
Provision for income taxes	(3.7)	(5.1)	(3.9)	(3.2)	(6.9)	(8.2)	(4.2)
Deferred income taxes	2.6	3.4	(2.1)	(1.1)	3.6	(0.7)	3.5
Changes in federal and state income tax payable	(0.2)	1.0	4.4	(4.1)	2.9	3.2	(4.8)
Excess tax benefit from stock-based compensation	-	-	-	-	(0.2)	(0.2)	-
Changes in assets and liabilities	(5.2)	4.3	24.7	(32.2)	14.5	(1.6)	48.8
Other	(0.2)	0.2	0.1	0.1	0.1	0.2	(0.2)
Net Cash Flows Provided by (Used in) Operating Activities	$19.9	$31.9	$51.4	$(17.5)	$47.5	$26.4	$78.1

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third

Diluted earnings (loss) per share	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34	$(0.21)
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.11	0.06	0.13	0.11	0.06	0.06	0.03
Settlement, litigation and other related charges	-	-	-	-	-	-	0.56
California Medicaid estimated recoupment	-	-	-	-	-	-	0.07
Restructuring and impairment charges	-	-	-	-	-	-	0.03
Hurricane Sandy disaster costs	-	-	-	0.09	0.01	(0.02)	-
Stock-based compensation and deferred compensation	0.03	0.03	0.05	0.03	0.04	0.03	0.06
Impact of discrete items on tax provision	-	-	-	0.01	-	0.03	(0.05)
Adjusted diluted earnings per share	$0.33	$0.35	$0.38	$0.36	$0.46	$0.44	$0.49

Third Quarter 2013 compared to the Second Quarter 2013

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions dispensed in thousands):

	Quarter Ended
	June 30,					September 30,
	2013		Increase (Decrease)			2013
	Amount	% of Revenues				Amount		% of Revenues
Revenues	$430.8	100.0%	$6.0	1.4%		$436.8		100.0%
Cost of goods sold	348.2	80.8	9.4	2.7		357.6		81.9
Gross profit	82.6	19.2%	$(3.4)	(4.1)%		79.2		18.1%
California Medicaid estimated recoupment	-					2.9
Adjusted gross profit	$82.6					$82.1

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,420		(100)	(1.1	) %	9,320
Revenue per prescription dispensed	$45.73		$1.45	3.2%		$47.18	*
Gross profit per prescription dispensed	$8.77		$0.04	0.5%		$8.81	*
Gross profit margin	19.2%		(0.5)	(2.6	) %	18.7	% *
Generic dispensing rate	83.3%		-	-%		83.3%

* Amounts shown above do not include the $2.9 million California Medicaid estimated recoupment. See Note 5.

Revenues

Revenues increased $6.0 million for the three months ended September 30, 2013 compared to the three months ended June 30, 2013 due to inflation on brand name drugs, along with slight seasonality changes to the drug mix sold.  Excluding the $2.9 million California Medicaid estimated recoupment, the remaining increase of $8.9 million is comprised of a favorable rate variance of $13.5 million, or $1.45 increase per prescription dispensed, partially offset by an unfavorable volume variance of $4.6 million, or 100,000 less prescriptions dispensed.

Gross Profit

Gross profit, excluding the $2.9 million California Medicaid estimated recoupment, for the three months ended September 30, 2013 was $82.1 million or $8.81 per prescription dispensed compared to $82.6 million or $8.77 per prescription dispensed for the three months ended June 30, 2013. Gross profit margin for the three months ended September 30, 2013 and June 30, 2013 was 18.7% and 19.2% respectively. Gross profit margin decreased due to an overall increase in cost of drugs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were consistent at $55.5 million for the three months ended September 30, 2013 compared to $55.5 million for the three months ended June 30, 2013.

Depreciation and Amortization

Depreciation expense was $4.9 and $4.8 million for three months ended September 30, 2013 and June 30, 2013, respectively.

Amortization expense was $3.7 million for the three months ended September 30, 2013 compared to $3.9 million for the three months ended June 30, 2013. The decrease of $0.2 million is due to the reduction of expense related to non-compete agreements associated with former employees along with a decrease in expense related to customer relationships.

Settlements, Litigation and Other Related Charges

Settlements, litigation and other related charges were $17.0 million for the three months ended September 30, 2013. There were no similar expenses for the three months ended June 30, 2013.  These costs relate to the Corporation being the subject of certain investigations and defenses in a number of cases for which the outcome of the litigation is uncertain. However management accrued, based on information currently known, $17.0 million in the third quarter 2013 as an estimated liability for these litigations which is described more fully in Note 5.

Restructuring and Impairment Charges

Restructuring and impairment charges were $1.0 million for the three months ended September 30, 2013. There were no similar expenses for the three months ended June 30, 2013.  These costs are a part of the Corporation’s initiative to realign the organization. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges decreased to $1.3 million for the three months ended September 30, 2013 compared to $2.8 million for the three months ended June 30, 2013.

Integration costs and other charges were $0.3 million for the three months ended September 30, 2013 compared to $2.2 million for the three months ended June 30, 2013. The decrease is primarily due to severance costs related to former executives and employees of the Corporation recognized during the three months ended June 30, 2013.

Acquisition costs were $1.0 million for the three months ended September 30, 2013 compared to $0.6 million for the three months ended June 30, 2013. The increase is primarily due to an increase in professional fees associated with current or potential acquisitions.

Interest Expense

Interest expense was $2.6 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended June 30, 2013. The decrease was primarily due to a lower average balance on the revolving credit facility.

Tax Provision

The provision for income taxes as a percentage of pre-tax income (loss) was (202.3%) and 44.2% for the three months ended September 30, 2013 and June 30, 2013, respectively. The increase in our provision for income taxes as a percentage of pre-tax income (loss) is primarily due to the Corporation's accrued estimated legal liability related to the Department of Justice litigation as discussed in Note 5. For purposes of the provision for the three months ended September 30, 2013, the Corporation has made an assumption in the absence of more definitive information that this liability is non-deductible and has accounted for the absence of a tax benefit as a discrete item in the third quarter.  Ultimate amounts deductible may differ from this estimate.  Accordingly, this resulted in an increase in the nine month tax provision of approximately $6.6 million, or approximately 20% of pre-tax income. This increase in the tax provision was partially offset by net deductible permanent differences. Excluding the impact of the discrete items, the provision for income taxes as percentage of pre-tax income would have been 38.1% for the three months ended September 30, 2013 compared to 40.1% for the three months ended June 30, 2013.

Liquidity and Capital Resources

The following compares the Corporation’s Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013 to September 30, 2013 (dollars in millions):

	Quarter Ended
	June 30,	September 30,
	2013	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$10.2	$(6.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4.8	4.9
Amortization	3.9	3.7
Merger, acquisition, integration costs and other charges	-	-
Hurricane Sandy disaster costs	(1.0)	1.8
Stock-based compensation and deferred compensation	1.8	2.4
Amortization of deferred financing fees	0.7	0.6
Deferred income taxes	(0.7)	3.5
Loss (gain) on disposition of equipment	(0.1)	0.4
Other	0.2	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	11.5	4.5
Inventory	(13.0)	42.9
Prepaids and other assets	(2.4)	(1.3)
Accounts payable	4.7	11.7
Salaries, wages and other compensation	2.1	(4.5)
Income taxes payable	3.2	(4.8)
Excess tax benefit from stock-based compensation	(0.2)	-
Other accrued and long-term liabilities	0.7	18.7
Net cash provided by operating activities	26.4	78.1

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(7.3)	(6.9)
Acquisitions, net of cash acquired	-	(4.1)
Cash proceeds from the sale of assets	0.1	-
Net cash used in investing activities	(7.2)	(11.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.2)	(3.1)
Net activity of long-term revolving credit facility	(11.6)	(19.6)
Issuance of common stock	0.3	-
Treasury stock at cost	(0.1)	(4.4)
Excess tax benefit from stock-based compensation	0.2	-
Other	(0.3)	0.1
Net cash used in financing activities	(14.7)	(27.0)

Change in cash and cash equivalents	4.5	40.1
Cash and cash equivalents at beginning of period	7.8	12.3

Cash and cash equivalents at end of period	$12.3	$52.4

Supplemental information:
Cash paid for interest	$2.3	$2.0
Cash paid for taxes	$5.9	$5.5

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation.  The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its Complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention.  The Complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substance prescriptions without a valid prescription in violation of the Controlled Substances Act.  It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the federal False Claims Act.

On October 8, 2013, one of the individual relators, Richard Templin, served his Complaint on the Corporation with respect to the claims on which the United States declined to intervene.  The complaint was filed in the United States District Court for the Southern District of Texas and seeks monetary damages and alleges that the Corporation violated the federal False Claims Act and the Anti-Kickback Act by allegedly dispensing Schedule II-V controlled substances without a valid prescription, through various other allegedly improper billing practices, by allegedly receiving rebates from pharmaceutical manufacturers, and by allegedly providing or receiving other remuneration from pharmaceutical manufacturers and its nursing facility customers in exchange for referrals.  The complaint also seeks monetary damages alleging that the Corporation terminated the relator's employment in violation of the False Claims Act.  The Corporation is evaluating the complaint and intends to defend itself against these allegations.  The other individual relator in the consolidated action has not served the Corporation with his Complaint.  The Corporation believes that the United States intervened with respect to all federal claims in that complaint but the relator's complaint also included claims under the qui tam provisions of Florida and Massachusetts state laws.  It is unclear at this time whether Florida and Massachusetts have elected to intervene with respect to those claims.  The Corporation is evaluating the complaint and intends to defend itself against these allegations.

See Note 5 to the Corporation’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

The Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. We encourage you to read these risk factors in their entirety.

 There are inherent uncertainties involved in estimates, judgments, and assumptions used in the determination of our litigation-related accruals and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Any changes in estimates, judgments, and assumptions could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Our financial statements filed with the SEC are prepared in accordance with U.S. GAAP, and the preparation of such financial statements includes making estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, and related reserves, revenues, expenses, and income. We evaluate our exposure to legal proceedings and establish reserves for the estimated liabilities in accordance with GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management's evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.  Estimates are inherently subject to change in the future, and such changes could result in corresponding changes to the amounts of assets, liabilities, income, or expenses and likewise could have an adverse effect on our financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a stock repurchase program of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. The Corporation repurchased 349,091 shares under this program during the three months ended September 30, 2013.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 2,175 shares of certain vested awards for an aggregate price of $0.1 million during the three months ended September 30, 2013. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
				(in millions)
July 1, 2013 - July 31, 2013	491(1)	$14.03	-	$24.0
August 1, 2013 - August 31, 2013	147,267(1)	12.19	146,736	22.2
September 1, 2013 - September 30, 2013	203,508(1)	12.44	202,355	19.7

(1)	The Corporation repurchased 2,175 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Board of Directors announced a stock repurchase program where the Corporation is authorized to purchase up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. The Corporation repurchased 349,091 shares under this program during the three months ended September 30, 2013.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

10.40*	Employment agreement, dated August 1, 2013, between Pharmerica Corporation and David W. Froesel, Jr.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: November 5, 2013	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: November 5, 2013	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: November 5, 2013	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.40*	Employment agreement, dated August 1, 2013, between Pharmerica Corporation and David W. Froesel, Jr.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 or section 18 of the Securities Exchange Act of 1934.