Form 10-K
period 2013-12-31
PharMerica CORP
filed 2014-02-28
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 28, 2013 was $397,970,801.

Class of Common Stock	Outstanding at February 21, 2014
Common stock, $0.01 par value	29,717,601

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant’s definitive proxy statement for the 2014 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

PHARMERICA CORPORATION
FORM 10-K

Part I

Item 1.	Business

Overview

Formed in 2006, PharMerica Corporation (“the Corporation,” “we,” “us,” or “our”), a Delaware Corporation, is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 96 institutional pharmacies and 12 specialty infusion centers and 5 specialty oncology pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 83 hospitals in the United States.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services business is comprised of a few customers, of which, our largest service is to the majority of the Kindred hospitals.

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

Specialty Oncology Pharmacy

We provide dispensing of oncology drugs, care management and other related services to patients, oncology practices, and hospitals. These services encompass drug procurement and delivery, inventory management, and prescription administration and coordination with the patient, oncology practice and payer. We procure oncology drugs from manufacturers and wholesalers on behalf of oncologists and patients, handle administrative tasks related to prescription dispensing, distribute drugs directly to patients or to oncology practices, and are reimbursed by payers and patients. These services offer physicians an alternative to the traditional buy-and-bill distribution model, allowing them to outsource drug procurement, inventory management, and prescription administration.

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

Acquire Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 45 states. We believe that there are growth opportunities in several other markets. There are numerous businesses in our markets, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire companies. Since its formation in 2007, the Corporation has acquired twelve institutional pharmacy businesses, one specialty infusion services business and one specialty oncology pharmacy.

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

During 2013, revenues from Kindred’s facilities represented approximately 9.2% of the Corporation’s total revenues. Kindred Healthcare did not renew the Corporation's contract for pharmacy services and the contract expired on December 31, 2013. As of January 1, 2014, we no longer provide pharmacy services to Kindred Healthcare.

Specialty Infusion Services. At December 31, 2013, the Corporation provided specialty infusion services to patients in 14 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Hospital Pharmacy Management Services. At December 31, 2013, the Corporation provided hospital pharmacy management services to Kindred and other customers at 83 locations. For the year ended December 31, 2013, revenues under the Kindred hospital pharmacy management service contracts represented approximately 3.3% of the Corporation’s total revenues.

Suppliers/Inventory

We obtain pharmaceutical and other products from AmerisourceBergen Drug Corporation ("ABDC") and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.  However, to take advantage of lower prices that can be realized by directly purchasing products from manufacturers, the Corporation implemented steps in 2013 to also establish our own distribution capabilities.

Brand versus Generic

The following table summarizes the Corporation’s generic drug dispensing rate:

2011	2012	2013
79.6%	83.3%	83.4%

The following table summarizes the material brand-to-generic conversions expected to occur in 2014 through 2017:

2014	2015	2016	2017
Avelox (1Q)	Lovaza (1Q)	Adviar Diskus (3Q)	Tamiflu (2Q)
Detrol LA (1Q)	Namenda (1Q)	Crestor (3Q)
Evista (1Q)	Abilify (2Q)	Seroquel XR (4Q)
Nuedexta (1Q)	Celebrex (2Q)	Zetia (4Q)
Renegel (1Q)	Diovan (2Q)
Renvela (1Q)	Zyvox (2Q)
Xeloda (1Q)	Aggrenox (3Q)
Actonel (2Q)	Gleevec (3Q)
Copaxone (2Q)	Avodart (4Q)
Nexium (2Q)	Patanol (4Q)
Restasis (2Q)	Combivent (4Q)
Travatan Z (4Q)

Number in parentheses refers to the quarter of conversion)

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

Sources of Pharmacy Revenues

We receive payment for our services from third party payers, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare providers, commercial insurance companies, health maintenance organizations, preferred provider organizations, private payers, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients, brand to generic conversions and the rates and changes of reimbursement among payers. Changes in our customers’ censuses, the case mix of the patients, brand and generic dispensing rates, and the payer mix among private pay, Medicare Part D, institutional healthcare providers, and Medicaid, will affect our profitability.

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2011		2012		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$998.1	48.0%	$873.0	47.6%	$813.7	46.3%
Institutional healthcare providers	616.2	29.6	561.4	30.6	519.2	29.5
Medicaid	217.2	10.4	165.9	9.1	157.0	9.0
Private and other	92.7	4.5	84.7	4.6	77.2	4.4
Insured	90.0	4.3	79.5	4.3	113.0	6.4
Medicare	4.4	0.2	4.2	0.3	15.5	0.9
Hospital management fees	62.5	3.0	63.9	3.5	62.3	3.5
Total	$2,081.1	100.0%	$1,832.6	100.0%	$1,757.9	100.0%

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

Employees

As of December 31, 2013, we had approximately 5,800 employees which included approximately 1,100 part-time employees. The Corporation had approximately 400 employees that were covered by collective bargaining agreements as of December 31, 2013. These agreements expired on December 31, 2013, however the Corporation is awaiting determination from the National Labor Relations Board on certification of the union, once received we will proceed with negotiations. As of December 31, 2013, we employed approximately 1,700 licensed pharmacists. We believe that our relationships with our employees are good.

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

The HIPAA privacy regulations apply to “protected health information,” or “PHI,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if PHI is improperly disclosed.

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

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. CMS continues to release this monthly data and a three-month rolling average and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

On February 2, 2012, CMS issued proposed regulations further clarifying the AMP and FUL changes described above. CMS has since indicated that the final rule will be issued in July 2014.

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

Short Cycle Dispensing

Pursuant to the 2010 Health Care Reform Legislation, Prescription Drug Plans (“PDPs”) are required, under Medicare Part D and Medicare Advantage prescription drug plans (“Medicare Advantage” or “MAPDs”) to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. Pursuant to CMS issued regulation, beginning January 1, 2013, pharmacies dispensing to long-term care facilities must dispense no more than 14-day supplies of brand-name oral solid medications covered by Medicare Part D. The Corporation fully implemented short cycle dispensing on January 1, 2013. Additionally, in January 2014, CMS issued a proposed rule entitled “Medicare Program; Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs” (the “Proposed Rule”).  The Proposed Rule prohibits a Plan Sponsor from penalizing a long-term care pharmacy for selecting efficient dispensing techniques.  For example, under the Proposed Rule, the Plan Sponsor could not prorate dispensing fees based on days' supply or quantity dispensed.  The impact of short cycle dispensing has not had a material adverse impact on the Corporation’s results of operations.

Medicare Part D Proposed Changes

In the Proposed Rule, CMS clarifies the meaning of drug categories and classes of clinical concern for which all Part D drugs therein must be included on Part D sponsor formularies, subject to certain exceptions. CMS establishes criteria for determining which categories or classes of drugs are protected and states that anticonvulsants, antineoplastics, and antiretrovirals meet the criteria, while antidepressants, antipsychotics, and immunosuppressants do not. However, CMS defers any change in formulary requirements for the antipsychotic class and continues to require all drugs from within that class to be on Part D formularies in 2015.

In the Proposed Rule, CMS also proposes to require physicians and eligible professionals to enroll in the Medicare program in order to prescribe covered Part D drugs. CMS proposes that a prescriber or eligible professional of Part D drugs must have either an approved enrollment record in the Medicare fee-for-service program or a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor for a prescription written by a prescriber to be eligible for coverage under the Part D program. Until CMS issues final guidance, the Corporation is unable to evaluate the full impact of these proposed changes to drug categories and classes and prescriber enrollment requirements on its business.

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

Part B

The MMA also changed the Medicare payment methodology and conditions for coverage of certain items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) under Medicare Part B. The Corporation provides some of these products to its customers. The changes include, among other things, a new competitive bidding program for selected supplies, under which only suppliers that were winning bidders are eligible to provide services, at prices established as a result of the competitive bids, to Medicare beneficiaries. The competitive bidding is occurring for selected areas of the country in successive phases, with all areas of the country to be subject to either competitive bidding or rate adjustment using competitively bid rates by 2016.  Enteral nutrients, equipment and supplies, oxygen equipment, hospital beds, walkers, negative pressure wound therapy pumps and supplies are among the 10 categories of DMEPOS included in the competitive bidding process. The Corporation submitted, and was awarded, competitive bids in certain geographic areas. Amounts paid under the competitive bidding program are expected to be significantly lower than the prior Medicare fee schedule rates. Medicare Part B is not material to the Corporation, representing 0.9% of revenues.

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

In addition, we receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to “prefer, protect, or maintain” that manufacturer’s product selection by the long-term care pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required PDPs to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. The elimination or substantial reduction of manufacturer rebates, if not offset by other reimbursement, would have a material adverse effect on our business.

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

If our customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their healthcare expenditures resulting in the long-term care customers renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow. Also some of customers’ real estate is owned by Real Estate Investment Trusts limiting their ability to renegotiate rental costs furthering their desire to reduce other controllable costs, such as pharmacy costs.

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

We have a number of customers that own or operate numerous facilities in our institutional pharmacy business. In addition, our hospital business revenues are primarily derived from one large multi-facility customer. If we are not able to continue these relationships or are only able to continue these relationships on less favorable terms than the ones currently in place, our operating revenues and results of operations would be materially impacted. There can be no assurance that these customers will not terminate all or a portion of their contracts with the Corporation.

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

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation.CMS continues to release monthly data and a three-month rolling average and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

On February 2, 2012, CMS issued a proposed regulation further clarifying the AMP and FUL changes described above. CMS has indicated that the final rule will be issued in July 2014.

Until CMS provides final guidance and the industry adapts to this now public available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Corporation’s business.

The Corporation may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The healthcare industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Corporation’s reputation with customers, which could have a material adverse effect upon our financial condition, results of operations, and liquidity.

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

Among these laws is the federal anti-kickback statute. This statute prohibits anyone from knowingly and willfully soliciting, receiving, offering or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal healthcare program. Courts have interpreted this statute broadly. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid. This law impacts the relationships that we may have with potential referral sources. We have a variety of relationships with potential referral sources, including hospitals and skilled nursing facilities with which we have contracted to provide pharmacy services. The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse or waste. The OIG carries out this responsibility through a nationwide program of audits, investigations and inspections. The OIG has promulgated safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. It cannot be assured that practices outside of a safe harbor will not be found to violate the anti-kickback statute.

The anti-kickback statute and similar state laws and regulations are expansive. We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. If we fail to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

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

We are required to purchase a substantial amount of our pharmaceutical products from AmerisourceBergen, pursuant to the Amended Prime Vendor Agreement. If AmerisourceBergen fails to deliver products in accordance with the Amended Prime Vendor Agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial condition, results of operations and liquidity. In addition, under the terms of the Amended Prime Vendor Agreement by and between ABDC, a wholly owned subsidiary of AmerisoureBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC, entered into on January 4, 2011, (the "Amended Prime Vendor Agreement"), we are limited in our ability to negotiate potentially better pricing and other terms with other drug distributors, which could negatively impact our competitive position.

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

We have $282.6 million of goodwill and $135.9 million of recorded intangible assets on our consolidated balance sheet as of December 31, 2013. Our intangible assets primarily represent the value of client relationships that were recorded from past acquisitions. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. A goodwill or intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations.

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

Acquisitions, investments and strategic alliances we may make in the future may need to be financed by borrowings under the Credit Agreement for which funds may not be made available by certain participants.

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our business in new geographic markets. Our growth plans rely, in part, on the successful completion of future acquisitions. At any particular time, we may need to finance such acquisitions and strategic alliances with borrowings under the Credit Agreement. The financial markets are very volatile and certain participants in our Credit Agreement may not be able to participate in funding their commitments under the revolving line of credit. If we are unsuccessful in obtaining the financing, our business would be impacted.

We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of December 31, 2013, we had outstanding debt of $231.3 million, all of which was subject to variable rates of interest. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

We have indebtedness, which restricts our ability to pay cash dividends and has a negative impact on our financing options and liquidity.

We have $231.3 million in indebtedness outstanding as of December 31, 2013 under our Credit Agreement and revolver.

On May 2, 2011, the Corporation entered into a long-term credit agreement (the "Credit Agreement") among the Corporation, the Lenders named therein, and Citibank N.A. ("Citibank"), as Administrative Agent. The Credit Agreement contains customary restrictions, requirements and other limitations on our ability to incur indebtedness. The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios, including a maximum of debt to EBITDA ratio. The Credit Agreement limits our ability to declare and pay dividends or other distributions on our shares of common stock. If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our Board of Directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our Board of Directors may deem relevant. The amount of this outstanding indebtedness could limit our ability to pay cash dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes. A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

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

The scheduled payments under the Corporation’s Credit Agreement are set to increase substantially at September 30, 2015. The Corporation intends to refinance its debt arrangements however, there is no assurance that it will be able to enter into a new agreement or that a new agreement will have terms similar to the existing agreement. If the Corporation is unable to refinance its debt obligations, it could adversely impact our business, results of operations, liquidity, capital resources, and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have facilities including offices and key operating facilities in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. In addition to the pharmacies listed below, the Corporation also has muliple facilities throughout the nation with several overhead and administrative functions. As of December 31, 2013, all facilities were leased. We consider all of these facilities to be suitable, adequate, and are utilized at full capacity.

The following table presents certain information with respect to operating leases of our pharmacies identified by the Corporation as properties as of December 31, 2013:

State	# of Facilities	Square Footage	State	# of Facilities	Square Footage
Alabama	2	20,330	Mississippi	1	11,600
Arizona	2	21,436	Missouri	1	4,090
Arkansas	1	6,850	Montana	1	2,440
California	10	100,451	Nebraska	1	5,120
Colorado	4	28,971	Nevada	3	16,373
Connecticut	1	15,600	New Hamphire	1	7,500
Delaware	1	5,739	New Jersey	1	14,309
Florida	6	67,112	New Mexico	2	12,891
Georgia	2	33,202	New York	4	95,031
Hawaii	5	15,506	North Carolina	3	21,250
Idaho	1	4,031	Ohio	2	26,125
Illinois	1	15,495	Oklahoma	2	11,318
Indiana	1	20,386	Pennsylvania	7	50,634
Iowa	1	6,250	Rhode Island	1	9,415
Kansas	1	9,977	South Carolina	3	22,042
Kentucky	2	43,500	South Dakota	2	12,050
Louisiana	1	4,914	Tennessee	5	47,837
Maine	1	10,200	Texas	13	91,034
Maryland	1	10,744	Utah	3	18,002
Massachusetts	2	56,611	Virginia	2	15,807
Michigan	2	13,720	Washington	2	14,792
Minnesota	2	13,872	West Virginia	1	1,419
			Wisconsin	1	11,068

Item 3.	Legal Proceedings

On April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney’s Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation’s two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act ("CSA") by dispensing Schedule II drugs without a proper prescription.  The parties reached a settlement in December 2013 and filed a stipulation for dismissal of the case in January 2014.  Under the settlement, the Corporation will pay $1.0 million and will enter into a Memorandum of Agreement ("MOA") with the DEA through which it will agree to certain CSA compliance obligations.  The precise terms of the MOA are currently being negotiated between the parties.  In connection with the settlement, the Corporation did not admit liability for the alleged CSA violations.

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention.  The first complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the Controlled Substances Act.  It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the federal False Claims Act (the "FCA"). The Corporation has moved to dismiss the government's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision.  The second complaint alleges that the Corporation submitted false claims to Medicare Part D and to Medicaid for drugs in connection with which the Corporation allegedly received kickbacks from the manufacturer in the form of market share rebates and other remuneration, all in violation of the Federal Antikickback statute (the "AKS/FCA" claims).  The second complaint also includes a claim by the relator under the retaliatory termination provisions of the FCA.  The government declined to intervene in the AKS/FCA claims and the relator thereafter moved, with the government's permission, to dismiss the AKS/FCA claims, which motion the Court has granted.  The relator is independently pursuing the retaliatory termination claims.  The Corporation has moved to dismiss the relator's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision.  The Corporation intends to vigorously defend itself in both matters.

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and thus the dispenses were not eligible for payment and therefore that the claims the Corporation submitted to the Government were false within the meaning of the FCA.  The U.S. Government and the various state governments have declined to intervene in this case.  The case therefore has been unsealed but relator has not yet served the Corporation.  Gadbois has moved the court to file a Second Amended Complaint, which motion is still pending before the Court.  Once relator serves the Complaint, the Corporation intends to defend the case vigorously.

On August 8, 2013, a complaint filed by the relator, Richard Templin,  in the United States District Court for the Southern District of Texas was unsealed.  The complaint sought monetary damages and alleged that the Corporation violated the federal False Claims Act and the Anti-Kickback Act by allegedly receiving rebates from pharmaceutical manufacturers, and by allegedly providing or receiving other remuneration from pharmaceutical manufacturers and its nursing facility customers in exchange for referrals.   The relator then voluntarily dismissed all claims against the Corporation and the case is no longer pending.

On November 12, 2013, a relator, Fox Rx, Inc. ("Fox"), on behalf of the U.S. Government and various state governments and the District of Columbia, filed a complaint in the United States District Court for the Southern District of New York against the Corporation alleging that the Corporation violated the FCA by submitting false claims to Fox, other Medicare Part D sponsors and to Medicaid, by allegedly billing for expired drugs or for brand drugs when generic drugs should have been substituted.  Following the U.S. Government's decision to decline to intervene in the case, the complaint was unsealed and served on the Corporation.  The Corporation intends to vigorously defend itself against these allegations.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District for the District of New Jersey against the Corporation alleging that the Corporation violated the False Claims Act and Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013 and thereafter served upon the Corporation.  On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision.   The Corporation intends to vigorously defend itself against these allegations.

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the federal Anti-kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit.  The U.S. Government and the various states declined to intervene in the case. The Corporation intends to vigorously defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with these investigations and believes it has complied with applicable laws and regulations with respect to these matters.

 In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity. At December 31, 2013, the Corporation had accrued approximately $20.0 million related to the legal actions and investigations.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. Also see Note 6 to the Corporation’s Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our only class of common equity is our $0.01 par value common stock, which trades on the NYSE under the symbol “PMC.”

The following table sets forth the high and low prices per share during the period and the closing price of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low	Close
Fiscal 2012
First Quarter	$15.54	$12.00	$12.43
Second Quarter	$12.90	$9.03	$10.92
Third Quarter	$13.40	$9.82	$12.66
Fourth Quarter	$14.85	$11.75	$14.24

Fiscal 2013
First Quarter	$15.42	$13.39	$14.00
Second Quarter	$16.45	$12.22	$13.86
Third Quarter	$15.80	$11.84	$13.27
Fourth Quarter	$22.85	$13.24	$21.50

Stockholders

As of January 31, 2014, we had approximately 2,749 stockholders of record of the Corporation’s common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Cash Dividends

The Corporation has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. Our Credit Agreement also limits our ability to declare and pay dividends or other distributions on our shares of common stock. Management believes the stockholders are better served if all of the Corporation’s earnings are retained for expansion of the business.

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

The following table sets forth equity compensation plan information as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	2,386,247	(1)	$14.63	(2)	3,170,983	(3)

(1) Includes the following:

•	1,289,573 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;
•	470,349 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan;
•	7,831 shares of common stock to be issued upon vesting of restricted stock awards under the Omnibus Plan; and
•	618,494 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 1,096,674 shares of common stock potentially to be issued under restricted stock awards, performance share units and restricted stock units.

(3) The 3,170,983 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share units at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,258,761.

See Note 10 to the Consolidated Financial Statements included in this Report for information regarding the material features of the Omnibus Plan.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Index for the period from December 31, 2008 to December 31, 2013. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on December 31, 2008 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
December 31, 2008	$100.00	$100.00	$100.00
March 31, 2009	106.19	146.44	116.60
June 30, 2009	144.16	141.71	114.58
September 30, 2009	143.52	129.13	114.58
December 31, 2009	101.34	123.45	117.07
March 31, 2010	106.19	88.33	91.48
June 30, 2010	93.55	101.78	99.04
September 30, 2010	60.82	117.03	107.87
December 31, 2010	73.07	123.45	117.07
March 31, 2011	116.27	129.47	120.45
June 30, 2011	81.43	114.11	105.64
September 30, 2011	91.07	126.34	114.33
December 31, 2011	96.87	139.23	117.89
March 31, 2012	79.32	155.93	140.83
June 30, 2012	69.69	150.81	142.45
September 30, 2012	80.79	159.50	150.38
December 31, 2012	90.87	157.89	149.62
March 31, 2013	89.34	173.73	172.40
June 30, 2013	88.45	177.83	178.14
September 30, 2013	84.68	186.17	189.40
December 31, 2013	137.20	204.63	207.59

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2010, the Corporation announced a stock repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used to purchase the Corporation’s common stock. On July 2, 2012, the Board of Directors authorized an increase to the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended December 31, 2013.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes and exercise cost of stock options. The Corporation redeemed 480,339 shares of certain vested awards and the exercise of certain stock options for an aggregate price of $9.9 million during the three months ended December 31, 2013.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
October 1, 2013 - October 31, 2013	327	(1)	$14.11	-	$19.7
November 1, 2013 - November 30, 2013	479,735	(1)	20.79	-	19.7
December 1, 2013 - December 31, 2013	277	(1)	21.35	-	19.7

(1)	The Corporation repurchased 480,339 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes and exercise cost of stock options.
(2)	The Corporation did not repurchase shares under the stock repurchase program for the three months ended December 31, 2013.

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2009	2010	2011	2012	2013
Statement of operations data:
Revenues	$1,841.2	$1,847.3	$2,081.1	$1,832.6	$1,757.9
Cost of goods sold	1,563.3	1,604.8	1,786.2	1,532.4	1,430.7
Gross profit	277.9	242.5	294.9	300.2	327.2
Selling, general and administrative	193.2	182.8	216.5	214.7	225.3
Amortization expense	9.0	9.3	11.0	12.3	15.4
Impairment of intangible assets	-	-	5.1	-	-
Merger, acquisition, integration costs and other	5.2	14.6	16.8	17.8	8.1
Settlement, litigation and other related charges	-	-	(1.5)	2.1	19.6
Restructuring and impairment charges	-	-	-	-	4.4
Hurricane Sandy disaster costs	-	-	-	4.5	(1.4)
Operating income (1)	$70.5	$35.8	$47.0	$48.8	$55.8
Net income	$42.2	$19.2	$23.4	$22.9	$18.9
Earnings per common share: (2)
Basic	$1.39	$0.64	$0.80	$0.78	$0.64
Diluted	$1.39	$0.64	$0.79	$0.77	$0.63
Adjusted earnings per diluted common share (3)	$1.39	$1.03	$1.32	$1.41	$1.83
Shares used in computing earnings per common share:
Basic	30.3	30.0	29.3	29.5	29.6
Diluted	30.4	30.1	29.5	29.9	30.1
Balance sheet data:
Cash and cash equivalents	$51.2	$10.8	$17.4	$12.3	$24.2
Working capital (4)	$312.8	$280.9	$348.4	$322.1	$260.2
Goodwill (4)	$140.1	$179.4	$214.9	$269.4	$282.6
Intangible assets, net	$90.8	$102.2	$100.2	$121.9	$135.9
Total assets (4)	$724.3	$759.7	$834.0	$886.3	$901.4
Long-term debt, including current portion	$240.0	$245.6	$300.0	$315.5	$231.3
Total stockholder’s equity	$370.9	$384.4	$413.8	$442.6	$462.5
Supplemental information:
Adjusted EBITDA (3)	$107.7	$83.7	$104.5	$111.2	$132.8
Adjusted EBITDA Margin (3)	5.8%	4.5%	5.0%	6.1%	7.5%
Adjusted EBITDA per prescription dispensed (3)	$2.76	$2.21	$2.51	$2.84	$3.52
Net cash provided by operating activities	$84.8	$98.2	$26.8	$85.7	$155.7
Net cash used by investing activities	$(76.1)	$(133.2)	$(64.0)	$(105.3)	$(53.7)
Net cash (used in) provided by financing activities	$1.2	$(5.4)	$43.8	$14.5	$(90.1)

Statistical information (in whole numbers except where indicated) Volume information:
Prescriptions dispensed (in thousands)	39,037	37,826	41,677	39,212	37,731
Revenue per prescription dispensed (6)	$47.17	$48.84	$49.93	$46.74	$46.67
Gross profit per prescription dispensed (6)	$7.12	$6.41	$7.08	$7.66	$8.75
Gross profit margin (6)	15.1%	13.1%	14.2%	16.4%	18.8%
Generic drug dispensing rate (5)	74.6%	76.5%	79.6%	83.3%	83.4%

(1)	Includes depreciation expense of $18.0 million, $18.8 million, $20.1 million, $18.6 million and $19.3 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.
(2)	The Corporation has never declared a cash dividend. Earnings per share in whole dollars and cents.
(3)	See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and Reconciliation of Adjusted Earnings per Diluted Common Share to Earnings Per Diluted Common Share and for Reconciliation of Net Income to Adjusted EBITDA and Adjusted EBITDA Margin.
(4)	As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.
(5)	Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing rate calculation in all periods.
(6)   Amounts in 2013 do not include the $2.9 million California Medicaid estimated recoupment.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment and impacts of discrete items on tax provision as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment and impact of discrete items on tax provision does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, settlement, litigation and oher charges, Hurricane Sandy disaster costs, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment and impact of discrete items on tax provision excluded from the diluted earnings per share are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,
	2009	2010	2011	2012	2013
Net income	$42.2	$19.2	$23.4	$22.9	$18.9
Add:
Interest expense, net	9.4	3.6	8.8	10.0	10.6
Merger, acquisition, integration costs and other charges	5.2	14.6	16.8	17.8	8.1
Settlement, litigation and other related charges	-	-	(1.5)	2.1	19.6
California Medicaid estimated recoupment	-	-	-	-	2.9
Restructuring and impairment charges	-	-	-	-	4.4
Hurricane Sandy disaster costs	-	-	-	4.5	(1.4)
Stock-based compensation and deferred compensation	5.0	5.2	6.0	7.1	8.7
Provision for income taxes	18.9	13.0	14.8	15.9	26.3
Impairment of intangible assets	-	-	5.1	-	-
Depreciation and amortization expense	27.0	28.1	31.1	30.9	34.7
Adjusted EBITDA	$107.7	$83.7	$104.5	$111.2	$132.8
Adjusted EBITDA Margin	5.8%	4.5%	5.0%	6.1%	7.5%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2009	2010	2011	2012	2013
Adjusted EBITDA	$107.7	$83.7	$104.5	$111.2	$132.8
Interest expense, net	(9.4)	(3.6)	(8.8)	(10.0)	(10.6)
Merger, acquisition, integration costs and other charges	(4.8)	(14.0)	(15.3)	(16.5)	(8.1)
Provision for bad debt	16.6	18.5	24.8	25.2	22.5
Amortization of deferred financing fees	0.4	0.6	0.8	1.0	2.3
Loss on disposition of equipment	0.3	0.3	0.1	0.1	0.6
Gain on acquisition	-	-	-	-	(1.3)
Provision for income taxes	(18.9)	(13.0)	(14.8)	(15.9)	(26.3)
Deferred income taxes	19.7	12.3	13.9	2.8	12.0
Changes in federal and state income tax payable	0.1	(0.1)	0.2	1.1	-
Excess tax benefit from stock-based compensation	(0.2)	-	-	-	(0.4)
Changes in assets and liabilities	(26.4)	13.5	(78.8)	(13.5)	32.2
Other	(0.3)	-	0.2	0.2	-
Net Cash Flows from Operating Activities	$84.8	$98.2	$26.8	$85.7	$155.7

Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	Years Ended December 31,
	2009	2010	2011	2012	2013
Diluted earnings per share	$1.39	$0.64	$0.79	$0.77	$0.63
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	-	-	0.11	-	-
Merger, acquisition, integration costs and other charges	0.10	0.29	0.35	0.36	0.17
Settlement, litigation and other related charges	-	-	(0.03)	0.04	0.62
California Medicaid estimated recoupment	-	-	-	-	0.06
Restructuring and impairment charges	-	-	-	-	0.09
Hurricane Sandy disaster costs	-	-	-	0.09	(0.03)
Stock-based compensation and deferred compensation	0.09	0.10	0.12	0.14	0.18
Impact of discrete items on tax provision	(0.19)	-	(0.02)	0.01	0.11
Adjusted diluted earnings per share	$1.39	$1.03	$1.32	$1.41	$1.83

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation’s risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation’s products and services;
•	the risk of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;
•	the Corporation’s ability to successfully pursue the Corporation’s development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation’s ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries including the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the effects of the sequestration order issued by the Federal government in March 2013, mandating pending reductions impacting most federal programs, including Medicare;
•	the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	the Corporation's ability to successfully refinance its debt arrangements to decrease interest rates;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation’s control;
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;

•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;
•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;
•	the uncertainty as to the long-term value of the Corporation’s common stock;
•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation’s net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation’s results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K for the year ended December 31, 2013.

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

The Corporation’s Business and Industry Trends

The Corporation is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 96 institutional pharmacies, 12 specialty infusion pharmacies and 5 specialty oncology pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 83 hospitals in the United States.

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

The summary of critical accounting estimates is not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the consolidated financial statements, the resulting changes could have a material adverse effect on the consolidated results of operations and financial condition of the Corporation.

The following paragraphs present information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2013, and the actual diluted shares.

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from PDP’s under Medicaid Part D, long-term care institutions, the respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned, and the responsible paying party is due a credit for such returns.

Our allowance for doubtful accounts, included in our balance sheets at December 31, 2012 and 2013, was $56.4 million and $56.7 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements was as follows (dollars in millions):

	2011		2012			2013
	Amount	% of Revenues	Amount		% of Revenues	Amount		% of Revenues

First Quarter	$5.4	1.0%	$6.2		1.2%	$5.3	*	1.2%
Second Quarter	5.8	1.1	6.2		1.4	5.2		1.2
Third Quarter	6.4	1.2	7.3		1.7	5.2		1.2
Fourth Quarter	7.2	1.5	5.5	*	1.3	6.8		1.5

* Excludes a $0.7 million and $0.2 million expense related to Hurricane Sandy for the Fourth Quarter 2012 and the First Quarter 2013, respectively. See further discussion in Note 9.

The following table shows our pharmacy revenue days outstanding reflected in our pharmacy net accounts receivable as of the quarters indicated:

	2011	2012	2013
First Quarter	39.0	42.8	41.6
Second Quarter	41.6	45.4	41.6
Third Quarter	42.5	44.1	39.8
Fourth Quarter	42.8	42.8	39.0

            The following table shows our summarized aging categories by quarter:

	2011				2012				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
0 to 60 days	63.4%	63.9%	63.1%	61.2%	61.5%	58.0%	58.6%	58.8%	58.0%	58.0%	56.5%	55.5%
61 to 120 days	19.3	18.0	18.9	19.5	17.3	17.7	15.7	17.1	15.8	18.2	18.0	18.8
Over 120 Days	17.3	18.1	18.0	19.3	21.2	24.3	25.7	24.1	26.2	23.8	25.5	25.7

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	2011			2012			2013
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
First Quarter	$38.1	$273.9	13.9%	$52.1	$296.4	17.6%	$55.8	$262.1	21.3%
Second Quarter	39.6	282.4	14.0	52.8	272.1	19.4	54.8	249.5	22.0
Third Quarter	42.9	282.8	15.2	56.1	266.0	21.1	54.6	243.1	22.5
Fourth Quarter	48.6	280.8	17.3	56.4	261.6	21.6	56.7	256.5	22.1

If our provision as a percent of revenue increases 0.10%, our after tax income would decrease by approximately $1.1 million or $0.04 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections, payer mix and trends in federal and state regulations.

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2011, 2012, and 2013 are as follows:

	Three Months Ended March, 31			Three Months Ended June, 30
	2011	2012	2013	2011	2012	2013
Medicare Part D	47.7%	48.2%	44.1%	47.5%	48.1%	47.0%
Institutional healthcare providers	30.7	30.0	31.2	29.8	30.2	29.9
Medicaid	10.4	9.6	9.5	10.7	9.2	8.8
Private and other	4.0	4.7	4.8	4.6	4.7	3.9
Insured	4.1	4.1	5.9	4.2	4.1	5.8
Medicare	0.2	0.2	0.8	0.2	0.2	0.9
Hospital management fees	2.9	3.2	3.7	3.0	3.5	3.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September, 30			Three Months Ended December, 31
	2011	2012	2013	2011	2012	2013
Medicare Part D	48.3%	47.4%	47.5%	48.3%	46.8%	46.6%
Institutional healthcare providers	29.7	31.3	29.3	28.5	31.1	27.8
Medicaid	10.4	8.7	8.0	10.2	8.7	9.4
Private and other	4.6	4.4	4.6	4.6	4.6	4.3
Insured	3.8	4.4	6.2	5.1	4.9	7.7
Medicare	0.2	0.2	0.8	0.2	0.3	1.0
Hospital management fees	3.0	3.6	3.6	3.1	3.6	3.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

If our reimbursement declined or was negatively impacted 0.25% of revenues, the negative impact on net income would be $2.7 million or $0.09 per diluted common share.

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy and specialty infusion locations. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of, at a minimum, physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

At December 31, 2012 and 2013, our inventories on our consolidated balance sheets were $135.7 million and $110.3 million, respectively.

Our inventory days on hand were as follows:

	2011	2012	2013
First Quarter	19.8	22.2	25.4
Second Quarter	25.9	25.9	29.6
Third Quarter	26.9	24.6	18.1
Fourth Quarter	28.6	34.9	26.2

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventory.

Actual inventory counts may include estimates based on amounts that may be dispensed from an open container. In addition, items are reviewed for potential obsolescence.

A 1.0% error rate in the count of prescription drugs in inventory would impact net income $0.7 million, or $0.02 per diluted common share.

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying consolidated balance sheet as of December 31, 2012 (as adjusted) and 2013 was $269.4 million and $282.6 million, respectively.

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment as of December 31, 2012 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. As a result of the Corporation being notified during June 2013 that it will be losing its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy segment during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation’s fair value as calculated for the step one analysis was approximately 65% greater than current book value.

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our goodwill and intangible assets.

We performed our annual testing for goodwill impairment as of 2012 and 2013 and determined that no goodwill impairment existed, as described above. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

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

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2012 and 2013 were as $26.1 million and $18.2 million, respectively.  Our valuation allowances for state deferred tax assets in our consolidated balance sheets as of the year ended December 31, 2012 and 2013 was $1.0 million and $4.1 million, respectively.

Please refer to Note 11 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our accounting for income taxes.

Tax benefits from uncertain tax positions are recognized in the Corporation’s consolidated financial statements if it is more-likely-than-not that the position is sustainable based on the technical merits of the position. In evaluating whether the position has met this recognition threshold, the Corporation assumes that the appropriate taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the Corporation’s consolidated financial statements for a tax position meeting the recognition threshold is determined by a measurement of the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. Subsequent recognition, derecognition and measurement of uncertain tax positions are based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

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

Our deferred tax assets exceeded our deferred tax liabilities by $18.2 million as of December 31, 2013 including the impact of valuation allowances. Historically, we have produced taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the tax benefit of our net deferred tax assets is remote.

While we have generated taxable income in recent years and expect to continue to do so in the future, we have deferred tax assets in select states for tax loss carryforwards that we expect to expire before we are able to fully use them to offset taxable income. We have recorded a valuation allowance against these deferred tax assets. If our conclusion about our ability to realize these deferred tax assets is incorrect, then our deferred tax assets would be understated or overstated at December 31, 2013.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2012 and 2013 plus the applicable penalties and interest.

The federal statute of limitations remains open for tax years 2010 through 2012. The Corporation’s consolidated U.S. income tax returns for 2010 and 2011 are currently under examination by the IRS.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and prescriptions dispensed in thousands):

	Years Ended December 31,
	2011		Increase (Decrease)		2012		Increase (Decrease)		2013
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Revenues	$2,081.1	100.0%	$(248.5)	(11.9)%	$1,832.6	100.0%	$(74.7)	(4.1)%	$1,757.9	100.0%
Cost of goods sold	1,786.2	85.8	(253.8)	(14.2)	1,532.4	83.6	(101.7)	(6.6)	1,430.7	81.4
Gross profit	294.9	14.2	$5.3	1.8%	300.2	16.4	$27.0	9.0%	327.2	18.6
California Medicaid estimated recoupment	-	-			-	-			2.9	0.2
Adjusted gross profit	$294.9	14.2%			$300.2	16.4%			$330.1	18.8%

Statistical information (in whole numbers except where indicated)
Volume data
Prescriptions dispensed (in thousands)	41,677		(2,465)	(5.9)%	39,212		(1,481)	(3.8)%	37,731
Revenue per prescription dispensed (1)	$49.93		$(3.19)	(6.4)%	$46.74		$(0.07)	-%	$46.67
Gross profit per prescription dispensed (1)	$7.08		$0.58	8.2%	$7.66		$1.09	14.2%	$8.75
Gross profit margin (1)	14.2%		2.2%	15.6%	16.4%		2.4%	14.6%	18.8%
Generic dispensing rate	79.6%		3.7%	4.6%	83.3%		0.1%	0.1%	83.4%

(1)	Amounts in 2013 do not include the $2.9 million California Medicaid estimated recoupment.

Revenues

Revenues decreased $74.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the decrease in prescriptions dispensed, resulting from the decrease in the number of customer licensed beds serviced. The decline was partially offset by the acquisition of Amerita Inc. ("Amerita")  in the fourth quarter of 2012. Excluding the $2.9 million California Medicaid estimated recoupment recorded in the third quarter of 2013, the remaining decrease of $71.8 million is comprised of an unfavorable volume variance of approximately $69.2 million or 1,481,000 less prescriptions dispensed, along with an unfavorable rate variance of approximately $2.6 million or a $0.07 decrease per prescription dispensed.

Revenues decreased $248.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the net decline in customer licensed beds under contract as well as other factors including the continued wave of drugs converting from brand to generic which results in lower revenues. The decrease of $248.5 million is comprised of an unfavorable volume variance of approximately $123.1 million or 2,465,000 less prescriptions dispensed and an unfavorable rate variance of approximately $125.4 million or $3.19 decrease per prescription dispensed.

Gross Profit and Operating Expenses

Gross profit for the year ended December 31, 2013, excluding the $2.9 million California Medicaid estimated recoupment, was $330.1 million or $8.75 per prescription dispensed compared to $300.2 million or $7.66 per prescription dispensed for the year ended December 31, 2012. Gross profit margin for the year ended December 31, 2013 was 18.8% compared to 16.4% for the year ended December 31, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies.

Gross profit for the year ended December 31, 2012 was $300.2 million or $7.66 per prescription dispensed compared to $294.9 million or $7.08 per prescription dispensed for the year ended December 31, 2011. Gross profit margin for the year ended December 31, 2012 was 16.4% compared to 14.2% for the year ended December 31, 2011. Gross profit margin was positively impacted by higher margins on certain brand-name drugs that recently went generic and decreases in overall drug costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $225.3 million for the year ended December 31, 2013 compared to $214.7 million for the year ended December 31, 2012. The increase of $10.6 million is due primarily to an increase of $15.8 million in labor costs, of which $12.5 million is related to the Amerita acquisition, along with a $2.3 million increase in professional fees. These increases are partially offset by a $7.1 million decrease in contracted services and $2.7 million decrease in bad debt expense. All other costs included in selling, general and administrative expenses increased approximately $2.3 million.

Selling, general and administrative expenses were $214.7 million for the year ended December 31, 2012, compared to $216.5 million the year ended December 31, 2011. The decrease of $1.8 million is due primarily to decreases of $2.3 million in professional fees and $1.3 million in labor costs as a result of a realignment of certain overhead functions, partially offset by an increase of $0.8 million in both contracted services and stock-based compensation. All other costs included in selling, general and administrative expenses increased approximately $0.2 million.

Depreciation and Amortization

Depreciation expense was $19.3 million for the year ended December 31, 2013 compared to $18.6 million for the year ended December 31, 2012. The increase of $0.7 million is due primarily to depreciation expense recognized on assets acquired with Amerita and computer hardware additions purchased in the fourth quarter 2012 related to the transition of IT services from one vendor to another ("IT Transition").

Amortization expense was $15.4 million for the year ended December 31, 2013 compared to $12.3 million for the year ended December 31, 2012. The increase of $3.1 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Depreciation expense was $18.6 million for the year ended December 31, 2012 compared to $20.1 million for the year ended December 31, 2011. The decrease of $1.5 million was a result of certain equipment and leasehold improvements becoming fully depreciated in 2011 and having no expense in 2012. Additionally, there was a decrease in depreciation on leased equipment of $0.5 million as a result of the capital lease expiration in the first half of 2012.

Amortization expense was $12.3 million for the year ended December 31, 2012 compared to $11.0 million for the year ended December 31, 2011. The increase of $1.3 million was a result of amortization expense recognized primarily on customer relationships acquired through the 2011 acquisitions. Additionally, more expense was recognized in 2012 compared to 2011 related to short-term non-compete agreements.

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

Settlements, Litigation and Other Related Charges

 Settlements, litigation and other related charges were $19.6 million for the year ended December 31, 2013 compared to $2.1 million and $(1.5) million for the years ended December 31, 2012 and 2011, respectively. These costs in 2011 and 2012 were previously classified under merger, acquisition costs and other charges in the Corportion’s consolidated income statements.These costs relate to the Corporation being the subject of certain investigations and defenses in a number of cases for which the outcome of the litigation is uncertain. Management accrued, based on information currently known, $17.0 million in the third quarter of 2013 as an estimated liability for these litigations, plus additional costs associated with legal costs, which is described more fully in Note 6.

Restructuring and Impairment Charges

            Restructuring and impairment charges were $4.4 million for the year ended December 31, 2013. There were no similar expenses in the comparable periods of the prior years. These costs are a part of the Corporation’s initiative to realign the organization which was the result of the loss of two significant customers, Kindred Healthcare and Golden Living. The Corporation expects to continue to incur costs related to restructuring efforts through 2014, which is more fully described in Note 8.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $16.8 million, $17.8 million and $8.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Merger, integration costs and other charges for the years ended December 31, 2011, 2012, and 2013 were $3.9 million, $7.1 million, and $3.7 million, respectively. Acquisition related costs for the years ended December 31, 2011, 2012, and 2013 were $12.9 million, $10.7 million, and $4.4 million, respectively.

The negative impact on diluted earnings per share was $(0.35), $(0.36) and $(0.17) for the years ended December 2011, 2012 and 2013, respectively.

Hurricane Sandy disaster costs

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility as well as damage and disruption at our customers facilities included lower revenue estimated at $8.6 million due to the inability to operate at full capacity during the recovery period.

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its deductible, is approximately $5.4 million. After consideration of a $5.3 million advance by the insurance carrier the Corporation has recorded a receivable for $0.1 million which is included in prepaids and other assets in the consolidated balance sheet. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the cumulative loss has been recorded. Additionally, the Corporation allocated $1.4 million of certain operating costs and $1.0 million in bad debt expense and contractual revenue adjustments in 2012, associated with lost business and customers to Hurricane Sandy disaster costs in the consolidated income statements.

Interest Expense

Interest expense was $10.6 million for the year ended December 31, 2013 compared to $10.0 million for the year ended December 31, 2012. The increase was primarily due to a higher amortization of deferred financing costs, partially offset by lower interest rates on long-term debt and lower debt levels. Long-term debt, including the current portion, was $231.3 million and $315.5 million as of December 31, 2013 and December 31, 2012, respectively.

Interest expense was $10.0 million for the year ended December 31, 2012 compared to $8.8 million for the year ended December 31, 2011. The increase of $1.2 million was due to higher interest rates, partially offset by lower interest on the revolving credit facility due to the lower average outstanding balance. The Corporation’s interest rate on its borrowings increased from London Interbank Offered Rate (“LIBO Rate” or “LIBOR”) plus 1.0% to LIBOR plus 2.75% on May 2, 2011 due to the Corporation’s refinancing activities in the second quarter 2011, which paid off the 2007 credit agreement and replaced it with the Credit Agreement dated May 2, 2011. Long-term debt, including the current portion, was $300.0 million and $315.5 million as of December 31, 2011 and December 31, 2012, respectively.

Tax Provision

The effective tax rate for the year ended December 31, 2013 was 58.2%, which was comprised of the 35.0% federal rate, 4.3% for the state rate, and 18.9% for permanent differences and other discrete items. The rate for the year ended December 31, 2013 was unfavorably impacted by the Corporation’s accrued legal liability for the Department of Justice settlement discussed in Note 6. For purposes of the tax provision for the year ended December 31, 2013, the Corporation has made an assumption in the absence of more definitive information that this liability is non-deductible and has accounted for the absence of a tax benefit as a discrete item. Ultimate amounts may differ from the estimate. Accordingly, this resulted in an increase in the twelve month tax provision of approximately $6.6 million, or approximately 14.8% of pre-tax income. The rate for the year ended December 31, 2013 was also unfavorably impacted by an expense of $3.2 million associated with an increase in the valuation allowances primarily related to the deferred tax asset for state net operating losses. The increase in the valuation allowances was necessitated by a restructuring that the Corporation implemented at the end of 2013. The increases in the tax provision for these items were partially offset by net deductible permanent differences. Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income would have been 37.0%, comprised of 35.0% federal rate, 4.3% for the state rate and (2.3%) for the permanent differences and other discrete items. The decrease in the effective tax rate, excluding the impact of the discrete items, from 40.2% at December 31, 2012 to 37.0% at December 31, 2013 was the result of an increase in net deductible permanent differences in 2013, including the Domestic Production Activities Deduction and the bargain purchase gain (as discussed in Note 2), which is not subject to tax.

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

Liquidity and Capital Resources

The primary sources of liquidity for the Corporation are cash flows from operations and the availability under the Credit Agreement. Historically, the Corporation has used substantially all of its’ available cash to make acquisitions. In addition, due to the availability of net operating loss carryforwards, the Corporation has historically not been a tax paying entity. However, during the year ended December 31, 2012 the federal net operating loss carryforwards were fully utilized and therefore the Corporation's cash flows were impacted. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of funds under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Cash Flows—The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Years Ended December 31,
	2011	2012	2013
Net cash provided by operating activities	$26.8	$85.7	$155.7
Net cash used in investing activities	(64.0)	(105.3)	(53.7)
Net cash provided by (used in) financing activities	43.8	14.5	(90.1)
Net increase (decrease) in cash and cash equivalents	6.6	(5.1)	11.9
Cash and cash equivalents at beginning of year	10.8	17.4	12.3
Cash and cash equivalents at end of year	$17.4	$12.3	$24.2

Operating Activities – Cash provided by operating activities aggregated $155.7 million for the year ended December 31, 2013 compared to $85.7 million for the year ended December 31, 2012. The increase in cash provided by operating activities is due to an overall improvement in working capital, primarily enhanced inventory management.

Cash provided by operating activities aggregated $85.7 million for the year ended December 31, 2012 compared to $26.8 million for the year ended December 31, 2011. The increase in cash provided by operating activities compared to the prior period is a result of an increase in accounts receivable collections and a decrease in cash used for inventory and accounts payable primarily resulting from a decrease in revenue. These increases are partially offset by cash used for taxes of $12.6 million and $10.8 million of cash used for items related to Hurricane Sandy, which includes an estimated $7.8 million of decreased cash collections. Also, for the year ended December 31, 2011 compared to the 2012 period there were additional payments of $42.3 million to AmerisourceBergen as a result of 2011 containing an additional Friday and an adjustment of Chem Rx’s payment terms, relating to the Amended Prime Vendor Agreement, thus lowering the 2011 cash from operations.

Investing Activities – Cash used in investing activities aggregated $53.7 million for the year ended December 31, 2013 compared to $105.3 million for the year ended December 31, 2012. The decrease in cash used in investing activities is due to the decrease used in cash for acquisitions partially offset by an increase in capital expenditures.

Cash used in investing activities aggregated $105.3 million for the year ended December 31, 2012 as compared to $64.0 million for the year ended December 31, 2011. The increase in investing activities compared to the prior period is due primarily to the $84.0 million acquisition of Amerita on December 13, 2012. In addition, capital expenditures increased over prior period due to the purchase of computer hardware and software necessary for the IT Transition.

Financing Activities – Cash used in financing activities aggregated $90.1 million for the year ended December 31, 2013 compared to cash provided by financing activities of $14.5 million for the year ended December 31, 2012. The increase in cash used in financing activities is due to the increase in term loan debt and revolving credit facility repayments during 2013 along with an increase in treasury stock repurchases. The Corporation had no amounts outstanding on its revolving credit facility at December 31, 2013.

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

The Corporation had a total of $231.3 million outstanding of term debt under the Credit Agreement and no outstanding balance under the revolving portion of the Credit Agreement as of December 31, 2013. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2013 was $2.3 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $197.7 million as of December 31, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $531.3 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at December 31, 2013.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remained available under the program as of December 31, 2013. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and were funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.

The Corporation purchased 349,091 shares under the program during the year ended December 31, 2013 for an aggregate purchase price, including commissions, of $4.3 million at an average purchase price of $12.33 per share. The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 611,587 shares of certain vested awards and the exercise of certain stock options for an aggregate price of approximately $11.9 million during the year ended December 31, 2013. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2013, the Corporation had a total of 2,416,971 shares held as treasury stock.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2013 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter
Operating activities:
Amended Prime Vendor Agreement (1)	$-	$-	$-	$-	$-	$-
Non-cancelable operating leases	15.0	12.2	9.2	6.3	6.2	5.3
Financing activities:
Total debt and estimated interest (2) (3)	12.5	112.5	106.3	-	-	-
Totals	$27.5	$124.7	$115.5	$6.3	$6.2	$5.3

(1)	Under the First Amendment to the Amended Prime Vendor Agreement the Corporation is required to purchase a certain percentage of its drug purchases through AmerisourceBergen through September 30, 2016.
(2)	At December 31, 2013, the Corporation had no outstanding obligation on the revolving credit facility.
(3)	Estimated interest amounts do not include interest on the revolving credit facility, as the interest rate is variable and the timing and amounts are uncertain.

Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2012 and 2013 (in millions, except where indicated):

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Revenues	$498.9	$458.5	$442.0	$433.2	$439.8	$430.8	$436.8	$450.5
Cost of goods sold	426.3	382.6	365.9	357.6	355.5	348.2	357.6	369.4
Gross profit	72.6	75.9	76.1	75.6	84.3	82.6	79.2	81.1
Selling, general and administrative	52.4	54.9	54.5	52.9	56.7	55.5	55.5	57.6
Amortization expense	2.8	3.0	3.2	3.3	4.1	3.9	3.7	3.7
Merger, acquisition, integration costs, and other charges	4.8	1.8	5.8	5.4	2.8	2.7	1.1	1.5
Settlement, litigation and other related charges	0.6	1.0	0.3	0.2	0.1	0.1	17.2	2.2
Restructuring and impairment charges	-	-	-	-	-	-	1.0	3.4
Hurricane Sandy disaster costs	-	-	-	4.5	0.6	(0.9)	0.1	(1.2)
Operating income	12.0	15.2	12.3	9.3	20.0	21.3	0.6	13.9
Interest expense, net	2.7	2.5	2.4	2.4	2.6	2.9	2.6	2.5
Income (loss) before income taxes	9.3	12.7	9.9	6.9	17.4	18.4	(2.0)	11.4
Provision for income taxes	3.7	5.1	3.9	3.2	6.9	8.2	4.2	7.0
Net income (loss)	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2	$(6.2)	$4.4

Earnings (loss) per share (1):
Basic	$0.19	$0.26	$0.20	$0.13	$0.36	$0.34	$(0.21)	$0.15
Diluted	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34	$(0.21)	$0.15

Adjusted diluted earnings per diluted share (1)(2):	$0.33	$0.35	$0.38	$0.36	$0.46	$0.44	$0.49	$0.44

Shares used in computing earnings (loss) per share:
Basic	29.4	29.5	29.5	29.5	29.6	29.7	29.7	29.5
Diluted	29.7	29.7	29.8	30.0	30.1	30.1	29.7	30.2

Balance sheet data:
Cash and cash equivalents	$6.7	$12.0	$49.5	$12.3	$7.8	$12.3	$52.4	$24.2
Working capital (3)	$330.0	$316.6	$323.2	$322.1	$291.9	$291.8	$281.8	$260.2
Goodwill (3)	$214.9	$214.9	$214.9	$269.4	$269.4	$269.4	$269.4	$282.6
Intangible assets, net	$97.8	$95.7	$94.0	$121.9	$120.1	$116.3	$114.4	$135.9
Total assets (3)	$800.7	$782.3	$798.2	$886.3	$840.9	$850.3	$845.1	$901.4
Long-term debt	$272.1	$250.0	$243.8	$315.5	$271.7	$257.1	$234.4	$231.3
Total stockholders' equity	$420.8	$429.7	$437.3	$442.6	$453.6	$465.4	$456.7	$462.5

Supplemental information:
Adjusted EBITDA(2)	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7	$33.9	$30.6
Adjusted EBITDA Margin (2)	5.4%	5.8%	6.5%	6.7%	7.9%	7.8%	7.7%	6.8%
Adjusted EBITDA per prescription dispensed (2)	$2.66	$2.70	$2.97	$3.03	$3.56	$3.58	$3.64	$3.30
Net cash provided by (used in) operating activities	$19.9	$31.9	$51.4	$(17.5)	$47.5	$26.4	$78.1	$3.7
Net cash used in investing activities	$(2.4)	$(4.6)	$(7.0)	$(91.3)	$(7.2)	$(7.2)	$(11.0)	$(28.3)
Net cash (used in) provided by financing activities	$(28.2)	$(22.0)	$(6.9)	$71.6	$(44.8)	$(14.7)	$(27.0)	$(3.6)

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	10,085	9,879	9,711	9,546	9,711	9,420	9,320	9,280
Revenue per prescription dispensed (5)	$49.47	$46.41	$45.52	$45.38	$45.29	$45.73	$47.18	$48.87
Gross profit per prescription dispensed (5)	$7.20	$7.68	$7.84	$7.92	$8.68	$8.77	$8.81	$9.06
Gross profit margin (5)	14.6%	16.6%	17.2%	17.5%	19.2%	19.2%	18.7%	18.5%
Generic drug dispensing rate (4)	80.9%	83.2%	84.4%	84.8%	83.3%	83.3%	83.3%	83.7%
Inventory days on hand	22.2	25.9	24.6	34.9	25.4	29.6	18.1	26.2
Revenue days outstanding	42.8	45.4	44.1	42.8	41.6	41.6	39.8	39.0

(1)            The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)            See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings Per Diluted Common Share, and for Reconciliation of Net Income to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)            As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.
(4)            Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing calculation for all prior periods.
(5)            The third quarter 2013 amounts do not include the $2.9 million California Medicaid estimated recoupment and the fourth quarter 2013 amounts do not include the $3.0 million in settlements.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment, and impact of discrete items on tax provision as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment, and impact of discrete items on tax provision does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment, and impact of discrete items on tax provision excluded from the diluted earnings per share are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2	$(6.2)	$4.4
Add:
Interest expense, net	2.7	2.5	2.4	2.4	2.6	2.9	2.6	2.5
Merger, acquisition, integration cost and other charges	4.8	1.8	5.8	5.4	2.8	2.7	1.1	1.5
Settlement, litigation and other charges	0.6	1.0	0.3	0.2	0.1	0.1	17.2	2.2
California Medicaid estimated recoupment	-	-	-	-	-	-	2.9	-
Restructuring and impairment charges	-	-	-	-	-	-	1.0	3.4
Hurricane Sandy disaster costs	-	-	-	4.5	0.6	(0.9)	0.1	(1.2)
Stock-based compensation and deferred compensation	1.8	1.2	2.6	1.5	2.2	1.8	2.4	2.3
Provision for income taxes	3.7	5.1	3.9	3.2	6.9	8.2	4.2	7.0
Depreciation and amortization expense	7.6	7.5	7.8	8.0	8.9	8.7	8.6	8.5
Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7	$33.9	$30.6
Adjusted EBITDA Margin	5.4%	5.8%	6.5%	6.7%	7.9%	7.8%	7.7%	6.8%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$26.8	$26.7	$28.8	$28.9	$34.6	$33.7	$33.9	$30.6
Interest expense, net	(2.7)	(2.5)	(2.4)	(2.4)	(2.6)	(2.9)	(2.6)	(2.5)
Merger, acquisition, integration costs and other charges	(3.8)	(2.5)	(5.8)	(6.5)	(2.9)	(2.8)	(1.3)	(1.5)
Provision for bad debt	6.2	6.2	7.3	5.5	5.3	5.2	5.2	6.8
Amortization of deferred financing fees	0.2	0.2	0.3	0.3	0.3	0.7	0.6	0.7
Loss (gain) on disposition of equipment	(0.1)	-	-	0.2	-	(0.1)	0.4	0.3
Gain on acquisition	-	-	-	-	-	-	-	(1.3)
Provision for income taxes	(3.7)	(5.1)	(3.9)	(3.2)	(6.9)	(8.2)	(4.2)	(7.0)
Deferred income taxes	2.6	3.4	(2.1)	(1.1)	3.6	(0.7)	3.5	5.6
Changes in federal and state income tax payable	(0.2)	1.0	4.4	(4.1)	2.9	3.2	(4.8)	(1.3)
Excess tax benefit from stock-based compensation	-	-	-	-	(0.2)	(0.2)	-	-
Changes in assets and liabilities	(5.2)	4.3	24.7	(35.2)	13.3	(1.7)	47.6	(26.5)
Other	(0.2)	0.2	0.1	0.1	0.1	0.2	(0.2)	(0.2)
Net Cash Flows from Operating Activities	$19.9	$31.9	$51.4	$(17.5)	$47.5	$26.4	$78.1	$3.7

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Diluted earnings per share	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34	$(0.21)	$0.15
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration cost and other charges	0.10	0.04	0.12	0.08	0.06	0.06	0.03	0.03
Settlement, litigation and other related charges	0.01	0.02	0.01	0.03	-	-	0.56	0.05
California Medicaid estimated recoupment	-	-	-	-	-	-	0.07	-
Restructuring and impairment charges	-	-	-	-	-	-	0.03	0.08
Hurricane Sandy disaster costs	-	-	-	0.09	0.01	(0.02)	-	(0.03)
Stock-based compensation and deferred compensation	0.03	0.03	0.05	0.03	0.04	0.03	0.06	0.05
Impact of discrete itmes of tax provision	-	-	-	0.01	-	0.03	(0.05)	0.11
Adjusted diluted earnings per share	$0.33	$0.35	$0.38	$0.36	$0.46	$0.44	$0.49	$0.44

Following Represent the Fourth Quarter 2013 Results compared to the Fourth Quarter 2012

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions):

	Quarter Ended
	December 31, 2012		Increase (Decrease)		December 31, 2013
	Amount	% of Total Revenues			Amount	% of Total Revenues

Revenues	$433.2	100.0%	$17.3	4.0%	$450.5	100.0%
Cost of goods sold	357.6	82.5	11.8	3.3	369.4	82.0
Gross profit	75.6	17.5	$5.5	7.3%	81.1	18.0
Customer and third party settlements	-	-			3.0	0.5
Adjusted gross profit	$75.6	17.5%			$84.1	18.5%

Statistical Information (in whole numbers except where indicated)
Volume data
Prescriptions dispensed (in thousands)	9,546		(266)	(2.8)%	9,280
Revenue per prescription dispensed (1)	$45.38		$3.49	7.7%	$48.87
Gross profit per prescription dispensed (1)	$7.92		$1.14	14.4%	$9.06
Gross profit margin (1)	17.5%		1.0	5.7%	18.5%
Generic dispensing rate	84.8%		(1.1)	(1.3)%	83.7%

(1) Amounts do not include the $3.0 million related to customer and third party settlements for the three months ended December 31, 2013.

Revenues

During the fourth quarter of 2013, charges of approximately $3.0 million were recorded for customers and third party settlements. Excluding the impact of these settlements, revenues increased $20.3 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 due to the 2013 acquisitions, including the acquisition of an interest in OncoMed Specialty, LLC ("the Onco Aquisition") . The increase of $20.3 million is comprised of an unfavorable volume variance of approximately $12.1 million or 266,000 less prescriptions dispensed and a favorable rate variance of approximately $32.4 million or $3.49 increase per prescription dispensed.

Gross Profit

Gross profit for the three months ended December 31, 2013, excluding the $3.0 million of settlements, was $84.1 million or $9.06 per prescription dispensed compared to $75.6 million or $7.92 per prescription dispensed for the three months ended December 31, 2012. Gross profit margin for the three months ended December 31, 2013 was 18.5% compared to 17.5% for the three months ended December 31, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.6 million for the three months ended December 31, 2013 compared to $52.9 million for the three months ended December 31, 2012. The increase of $4.7 million is due to an increase of $4.5 million in labor costs, which is primarily related to the Amerita acquisition and $1.5 million increase in professional fees. These increases were partially offset by a decrease of $2.1 million in contracted services and $1.5 million decrease in other operating expense. All other costs included in selling, general and administrative expenses increased approximately $2.3 million.

Depreciation and Amortization

Depreciation expense was $4.8 million for the three months ended December 31, 2013 compared to $4.7 million for the three months ended December 31, 2012. The increase of $0.1 million is due primarily to depreciation expense recognized on assets acquired through the Amerita acquisition and computer hardware additions purchased in the fourth quarter of 2012 related to the IT Transition, partially offset by non-competes fully amortized in first quarter of 2013.

Amortization expense was $3.7 million for the three months ended December 31, 2013 compared to $3.3 million for the three months ended December 31, 2012. The increase of $0.4 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Settlements, Litigation and Other Related Charges

Settlements, litigation and other related charges were $2.2 million for the three months ended December 31, 2013 compared to $0.2 million for the three months ended December 31, 2012. These costs were previously classified under merger, acquisition costs and other charges in the Corporation’s consolidated income statement. These costs relate to the Corporation being the subject of certain investigations and defenses in a number of cases for which the outcome of the litigation is uncertain.

Restructuring and Impairment Charges

Restructuring and impairment charges were $3.4 million for the three months ended December 31, 2013. There were no similar expenses in the comparable periods of the prior years. These costs are a part of the Corporation’s initiative to realign the organization which was the result of the loss of two significant customers, Kindred Healthcare and Golden Living. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $1.5 million and $5.4 million for the three months ended December 31, 2013 and 2012, respectively.

Integration costs and other charges were $0.1 million and $3.3 million for the three months ended December 31, 2013 and 2012, respectively. The decrease is primarily attributable to a decrease related to the transition of information technology services from one vendor to another ("the IT Transition") costs and professional fees. Acquisition costs were $1.4 million for the three months ended December 31, 2013 compared to $2.1 million for the three months ended December 31, 2012. Acquisition costs relate primarily due to professional fees incurred in both periods, related to the Amerita acquisition in 2012 and certain 2013 acquisitions.

Interest Expense

Interest expense was $2.5 million for the three months ended December 31, 2013 compared to $2.4 million for the three months ended December 31, 2012. The increase was primarily due to a higher amortization of deferred financing costs, partially offset by lower interest rates on long-term debt and lower debt levels.

Tax Provision

The effective tax rate for the three months ended December 31, 2013 was 61.1%, comprised of the 35.0% federal rate, 4.2% for the state rate, and 21.9% for permanent differences and other discrete items.  The effective rate excluding the impact of the state valuation allowances, and other discrete items was 31.7% for the three months ended December 31, 2013. The effective tax rate for the three months ended December 31, 2012 was 45.6%, comprised of the 35.0% federal rate, 4.2% for the state rate, and 6.4% for permanent differences and other discrete items. The decrease in the effective tax rate excluding the impact of the discrete items between the two periods was the result of an increase in net deductible permanent differences during the three months ending December 31, 2013, including the Domestic Activities Deduction and the bargain purchase gain (as described in Note 2), which is not subject to tax.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the quarters ended December 31, 2012 and 2013 (dollars in millions):

	Quarter Ended
	December 31, 2012	December 31, 2013
Cash flows provided by (used in) operating activities:
Net income	$3.7	$4.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.7	4.8
Amortization	3.3	3.7
Impairment charge	-	0.1
Merger, acquisition, integration costs and other charges	(0.9)	-
Hurricane Sandy disaster costs	1.5	-
Stock-based compensation and deferred compensation	1.5	2.3
Amortization of deferred financing fees	0.3	0.7
Deferred income taxes	(1.1)	5.6
Loss on disposition of equipment	0.2	0.3
Gain on acquisition	-	(1.3)
Other	0.1	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	13.5	1.7
Inventory	(37.4)	(32.7)
Prepaids and other assets	(1.4)	(1.1)
Accounts payable	1.5	13.3
Salaries, wages and other compensation	0.4	3.0
Income taxes payable	(4.1)	(1.3)
Other accrued liabilities	(3.3)	0.4
Net cash (used in) provided by operating activities	(17.5)	3.7

Cash flows provided by (used in) investing activities:	(7.3)	(6.4)
Purchase of equipment and leasehold improvements	(84.0)	(21.9)
Acquisitions, net of cash acquired	-	-
Net cash used in investing activities	(91.3)	(28.3)

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	(3.1)
Net activity of long-term revolving credit facility	71.7	-
Issuance of common stock	(0.1)	9.5
Treasury stock at cost	(0.1)	(9.9)
Excess tax benefit from stock-based compensation	0.1	(0.1)
Net cash provided by (used in) financing activities	71.6	(3.6)

Change in cash and cash equivalents	(37.2)	(28.2)
Cash and cash equivalents at beginning of period	49.5	52.4

Cash and cash equivalents at end of period	$12.3	$24.2

Supplemental information:
Cash paid for interest	$2.1	$1.8
Cash paid for taxes	$8.6	$6.2

Following Represents the Fourth Quarter 2013 Results compared to the Third Quarter 2013

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except where indicated):

	Quarter Ended
	September 30, 2013		Increase (Decrease)		December 31, 2013
	Amount	% of Revenue			Amount	% of Revenue

Revenues	$436.8	100.0%	$13.7	3.1%	$450.5	100.0%
Cost of goods sold	357.6	81.9	11.8	3.3	369.4	82.0
Gross profit	79.2	18.1	1.9	2.4%	81.1	18.0
Adjustments (1)	2.9	0.6			3.0	0.5
Adjusted gross profit	$82.1	18.7%			$84.1	18.5%

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,320		(40)	(0.4)%	9,280
Revenue per prescription dispensed (2)	$47.18		$1.69	3.6%	$48.87
Gross profit per prescription dispensed (2)	$8.81		$0.25	2.8%	$9.06
Gross profit margin (2)	18.7%		(0.2)	(1.1)%	18.5%
Generic dispensing rate	83.3%		0.4	0.5%	83.7%

(1)	Adjustments for the three months ended December 31, 2013 represent $3.0 million related to customer and third party settlements and for the three months ended Septemeber 30, 2013 represent the $2.9 million California Medicaid estimated recoupment.
(2)	Amounts do not include the adjustments for either period.

Revenues

Revenues increased $13.8 million, after consideration of the adjustments in both periods, for the three months ended December 31, 2013 compared to the three months ended September 30, 2013 due to the 2013 acquisitions, including the Onco Acquisition. The increase of $13.8 million is comprised of an unfavorable volume variance of approximately $1.9 million or 40,000 less prescriptions dispensed and a favorable rate variance of approximately $15.7 million or $1.69 increase per prescription dispensed.

Gross Profit

Gross profit for the three months ended December 31, 2013 was $84.1 million or $9.06 per prescription dispensed compared to $82.1 million or $8.81 per prescription dispensed, for the three months ended September 30, 2013, excluding the adjustments in both periods. Gross profit margin for the three months ended December 31, 2013 was 18.5% compared to 18.7% for the three months ended September 30, 2013, excluding the adjustments in both periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.6 million for the three months ended December 31, 2013 compared to $55.5 million for the three months ended September 30, 2013. The increase of $2.1 million is due to an increase of $1.5 million increase in bad debt expense and $0.8 million increase in supplies. These increases were partially offset by a decrease of $0.9 million in professional fees. All other costs included in selling, general and administrative expenses increased approximately $0.7 million.

Depreciation and Amortization

Depreciation expense was $4.8 million for the three months ended December 31, 2013 compared to $4.9 million for the three months ended September 30, 2013.

Amortization expense was consistent at $3.7 million for both the three months ended December 31, 2013 and September 30, 2013.

Settlements, Litigation and Other Related Charges

Settlements, litigation and other related charges were $2.2 million for the three months ended December 31, 2013 compared to $17.2 million for the three months ended September 30, 2013. These costs relate to the Corporation being the subject of certain investigations and defenses in a number of cases for which the outcome of the litigation is uncertain. Management accrued, based on information currently known, $17.0 million in the third quarter 2013 as an estimated liability for these litigations, along with additional legal costs of $0.2 million and $2.2 million in the third and fourth quarter of 2013, respectively, which is described more fully in Note 6.

Restructuring and Impairment Charges

Restructuring and impairment charges were $3.4 million for the three months ended December 31, 2013 compared to $1.0 million for the three months ended September 30, 2013. These costs are a part of the Corporation’s initiative to realign the organization as a result of the loss of two signficant customers, Kindred and Golden Living. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $1.5 million and $1.1 million for the three months ended December 31, 2013 and September 30, 2013, respectively.

Integration costs and other charges were $0.1 million for both the three months ended December 31, 2013 and September 30, 2013. Acquisition costs were $1.4 million for the three months ended December 31, 2013 compared to $1.0 million for the three months ended September 30, 2013. Acquisition costs relate primarily to professional fees incurred in both periods related to the 2013 acquisitions, along with additional costs related to the acquisitions such as employee related expenses.

Interest Expense

Interest expense was $2.5 million for the three months ended December 31, 2013 compared to $2.6 million for the three months ended September 30, 2013. The decrease was due to lower interest rates on long-term debt.

Tax Provision

The effective tax rate for the three months ended December 31, 2013 was 61.1%, comprised of the 35.0% federal rate, 4.2% for the state rate, and 21.9% for permanent differences and other discrete items.  The effective rate excluding the legal liability, the state valuation allowance, and other discrete items was 31.7% for the three months ended December 31, 2013. The effective tax rate for the three months ended September 30, 2013 was (202.3%), comprised of the 35.0% federal rate, 4.2% for the state rate, and (242.4%) for permanent differences and other discrete items. Excluding the impact of discrete items, the provision for income taxes as a percentage of pre-tax income would have been for  38.1% for the three months ended September 30, 2013. The decrease in the effective rate excluding the impact of the discrete tax items between the two periods was the result of an increase in net deductible permanent differences during the three months ending December 31, 2013, including the increase in its estimate of the full year domestic Production Activities Deduction during the three months ended December 31, 2013 and the bargain purchase gain (as described in Note 2), which is not subject to tax.

Liquidity and Capital Resources

The following compares the Corporation’s Statement of Cash Flows for the three months ended September 30, 2013 and December 31, 2013 (dollars in millions):

	Quarter Ended
	September 30, 2013	December 31, 2013
Cash flows provided by (used in) operating activities:
Net (loss) income	$(6.2)	$4.4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	4.9	4.8
Amortization	3.7	3.7
Impairment charge	-	0.1
Hurricane Sandy disaster costs	1.8	-
Stock-based compensation and deferred compensation	2.4	2.3
Amortization of deferred financing fees	0.6	0.7
Deferred income taxes	3.5	5.6
Loss on disposition of equipment	0.4	0.3
Gain on acquisition		(1.3)
Other	(0.2)	(0.2)
Change in operating assets and liabilities:
Accounts receivable, net	4.5	1.7
Inventory	42.9	(32.7)
Prepaids and other assets	(1.3)	(1.1)
Accounts payable	11.7	13.3
Salaries, wages and other compensation	(4.5)	3.0
Income taxes payable	(4.8)	(1.3)
Other accrued liabilities	18.7	0.4
Net cash provided by operating activities	78.1	3.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.9)	(6.4)
Acquisitions, net of cash acquired	(4.1)	(21.9)
Net cash used in investing activities	(11.0)	(28.3)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.1)	(3.1)
Net activity of long-term revolving credit facility	(19.6)	-
Issuance of common stock	-	9.5
Treasury stock at cost	(4.4)	(9.9)
Other	0.1	(0.1)
Net cash (used in) provided by financing activities	(27.0)	(3.6)

Change in cash and cash equivalents	40.1	(28.2)
Cash and cash equivalents at beginning of period	12.3	52.4

Cash and cash equivalents at end of period	$52.4	$24.2
Supplemental information:
Cash paid for interest	$2.0	$1.8
Cash paid for taxes	$5.5	$6.2

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

On May 2, 2011, the Corporation entered into the Credit Agreement. The Credit Agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBO Rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, and the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. As of December 31, 2013, borrowings under the term loan bore interest at a rate of 2.67% per annum based upon the one month adjusted LIBO rate plus margin and the revolving credit facility bore interest at a rate of 4.75% per annum based upon the prime rate plus margin.

Based upon the amount of variable rate debt outstanding as of December 31, 2013, a 100 basis point change in interest rates would affect the Corporation’s future pre-tax earnings by approximately $2.3 million on an annual basis. The estimated change to the Corporation’s interest expense is determined by considering the impact of hypothetical interest rates on the Corporation’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation’s credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation’s management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PharMerica Corporation:

We have audited the accompanying consolidated balance sheets of PharMerica Corporation and subsidiaries (the Corporation) as of December 31, 2012 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PharMerica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the 2013 acquisitions from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Corporation in the 2013. We have also excluded the 2013 acquisitions from our audit of internal control over financial reporting. The total assets and total revenues of the 2013 acquisitions represent 6.0% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ KPMG LLP
Louisville, Kentucky
February 28, 2014

PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2011, 2012 and 2013
(In millions, except share and per share amounts)

	2011	2012	2013
Revenues	$2,081.1	$1,832.6	$1,757.9
Cost of goods sold	1,786.2	1,532.4	1,430.7
Gross profit	294.9	300.2	327.2
Selling, general and administrative expenses	216.5	214.7	225.3
Amortization expense	11.0	12.3	15.4
Impairment of intangible assets	5.1	-	-
Merger, acquisition, integration costs and other charges	16.8	17.8	8.1
Settlement, litigation and other related charges	(1.5)	2.1	19.6
Restructuring and impairment charges	-	-	4.4
Hurricane Sandy disaster costs	-	4.5	(1.4)
Operating income	47.0	48.8	55.8
Interest expense, net	8.8	10.0	10.6
Income before income taxes	38.2	38.8	45.2
Provision for income taxes	14.8	15.9	26.3
Net income	$23.4	$22.9	$18.9
Earnings per common share:
Basic	$0.80	$0.78	$0.64
Diluted	$0.79	$0.77	$0.63

Shares used in computing earnings per common share:
Basic	29,343,221	29,471,734	29,601,199
Diluted	29,468,452	29,901,896	30,075,699

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2013
(In millions, except share and per share amounts)

	(As Adjusted)
	December 31, 2012	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$12.3	$24.2
Accounts receivable, net	205.2	199.8
Inventory	135.7	110.3
Deferred tax assets, net	37.2	36.9
Income taxes receivable	-	1.9
Prepaids and other assets	38.8	38.6
	429.2	411.7
Equipment and leasehold improvements	158.8	179.5
Accumulated depreciation	(105.7)	(117.6)
	53.1	61.9
Goodwill	269.4	282.6
Intangible assets, net	121.9	135.9
Other	12.7	9.3
	$886.3	$901.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.7	$83.8
Salaries, wages and other compensation	35.8	34.5
Current portion of long-term debt	12.5	12.5
Income taxes payable	1.5	-
Other accrued liabilities	7.6	20.7
	107.1	151.5
Long-term debt	303.0	218.8
Other long-term liabilities	22.5	49.9
Deferred tax liabilities	11.1	18.7
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2012 and 2013	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 30,943,748 and 31,954,264 shares issued as of December 31, 2012 and 2013, respectively	0.3	0.3
Capital in excess of par value	363.0	380.2
Retained earnings	91.3	110.2
Treasury stock at cost, 1,456,293 and 2,416,971 shares at December 31, 2012 and 2013, respectively	(12.0)	(28.2)
	442.6	462.5
	$886.3	$901.4

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2012 and 2013
(In millions)

	2011	2012	2013
Cash flows provided by (used in) operating activities:
Net income	$23.4	$22.9	$18.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	20.1	18.6	19.3
Amortization	11.0	12.3	15.4
Impairment charge	5.1	-	0.1
Merger, acquisition, integration costs and other charges	1.5	1.3	-
Hurricane Sandy disaster costs	-	1.5	0.2
Stock-based compensation and deferred compensation	6.0	7.1	8.7
Amortization of deferred financing fees	0.8	1.0	2.3
Deferred income taxes	13.9	2.8	12.0
Loss on disposition of equipment	0.1	0.1	0.6
Gain on acquisition	-	-	(1.3)
Other	0.2	0.2	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	9.1	35.8	16.5
Inventory	(38.3)	(4.7)	32.7
Prepaids and other assets	(9.7)	(1.3)	(1.4)
Accounts payable	(25.0)	(9.3)	17.1
Salaries, wages and other compensation	11.1	(3.4)	(4.2)
Income taxes payable	0.2	1.1	-
Excess tax benefit from stock-based compensation	-	-	(0.4)
Other accrued liabilities	(2.7)	(0.3)	19.3
Net cash provided by operating activities	26.8	85.7	155.7
Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(13.2)	(20.8)	(27.3)
Acquisitions, net of cash acquired	(51.0)	(84.8)	(26.5)
Cash proceeds from the sale of assets	0.2	0.3	0.1
Net cash used in investing activities	(64.0)	(105.3)	(53.7)
Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(240.0)	(6.3)	(12.5)
Proceeds from long-term debt	250.0	-	-
Net activity of long-term revolving credit facility	44.4	21.7	(71.7)
Payment of debt issuance costs	(9.8)	-	-
Repayments of capital lease obligations	(0.8)	(0.1)	-
Issuance of common stock	0.2	0.4	9.9
Treasury stock at cost	(0.2)	(1.2)	(16.2)
Excess tax benefit from stock-based compensation	-	-	0.4
Net cash provided by (used in) financing activities	43.8	14.5	(90.1)
Change in cash and cash equivalents	6.6	(5.1)	11.9
Cash and cash equivalents at beginning of year	10.8	17.4	12.3
Cash and cash equivalents at end of year	$17.4	$12.3	$24.2
Supplemental information:
Cash paid for interest	$7.6	$9.3	$8.4
Cash paid for taxes	$0.5	$12.6	$18.1

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2012 and 2013
(In millions, except share amounts)

	Common Stock		Capital in
	Shares	Amount	Excess of Par Value	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	29,359,444	$0.3	$349.7	$45.0	$(10.6)	$384.4
Net income				23.4		23.4
Exercise of stock options and tax components of stock-based awards, net	18,713	-	0.3	-	-	0.3
Vested restricted stock units	79,026		-	-	-
Treasury stock at cost	(13,311)	-	-	-	(0.2)	(0.2)
Stock-based compensation—non-vested restricted stock	-	-	3.5	-	-	3.5
Stock-based compensation—stock options	-	-	2.4	-	-	2.4
Balance at December 31, 2011	29,443,872	$0.3	$355.9	$68.4	$(10.8)	$413.8
Net income				22.9		22.9
Exercise of stock options and tax components of stock-based awards, net	40,468	-	0.4	-	-	0.4
Vested restricted stock units	109,280	-	-	-	-
Treasury stock at cost	(106,165)	-	-	-	(1.2)	(1.2)
Stock-based compensation—non-vested restricted stock	-	-	5.1	-	-	5.1
Stock-based compensation—stock options	-	-	1.6	-	-	1.6
Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6
Net income				18.9		18.9
Exercise of stock options and tax components of stock-based awards, net	622,712	-	10.0	-	-	10.0
Vested restricted stock units	325,257	-	-	-	-
Vested performance share units	62,547	-	-	-	-
Treasury stock at cost	(960,678)	-	-	-	(16.2)	(16.2)
Stock-based compensation—non-vested restricted stock	-	-	6.2	-	-	6.2
Stock-based compensation—stock options	-	-	1.0	-	-	1.0
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the “Corporation”) is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 96 institutional pharmacies, 12 specialty infusion centers, and 5 specialty oncology pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 83 hospitals in the United States.

Operating Segments

The Corporation consists of three operating segments: pharmacy, specialty infusion services, and speciality oncology pharmacy. For financial reporting purposes, management considers these three operating segments to be similar and, therefore, has aggregated them into a single reportable segment.

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

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; the overall condition of the Corporation’s customers and suppliers; the intense competition in the Corporation’s industry; the loss of one or more key pharmaceutical manufacturers; changes in manufacturers’ rebate programs; the risk of loss of revenues due to the loss of certain customers or a customer or owner of a skilled nursing facility entering the institutional pharmacy business; the effects of the loss of a large customer and the Corporation's ability to adequetely restructure its operations to offset the loss; the home infusion joint ventures formed with hospitals could adversely affect the Corporation’s financial results; the decline in operating revenues and profitability with an increase in the Corporation’s generic dispensing rate; the loss of prescription volumes and revenue from pharmaceutical products that develop unexpected safety or efficacy concerns; reduction in reimbursement rates for the Corporation’s products and/or medical treatments or services may reduce profitability; modifications to the Medicare Part D program which may reduce revenue or impose additional costs; changes in Medicaid reimbursement which may reduce revenue; the payments of significant penalties and damages for failure to comply with complex and rapidly evolving laws and regulations, as well as licensure requirements; the adverse results from material litigation or governmental inquires including the possible insufficiency of any accruals established by the Corporation could have a material impact on the Corporation’s business; failure to comply with Medicare and Medicaid regulations could result in loss of eligibility to participate in these programs; efforts by payers to control costs; healthcare reform adversely impacting the liquidity of the Corporation’s customers thus affecting their ability to make timely payments to the Corporation; the effects of the sequestration order issued by the Federal government mandating pending reductions impacting most Federal programs including Medicare; increasing enforcement in the U.S. healthcare industry negatively impacting the Corporation’s business; further consolidation of managed care organizations and other third-party payers adversely affecting the Corporation’s profits; Federal and state medical privacy regulations increasing costs of operations and expose the Corporation’s to civil and criminal sanctions; interruption or damage to the Corporation’s sophisticated information systems; purchasing a significant portion of the Corporation’s pharmaceutical products from one supplier; attracting and retaining key executives, pharmacists, and other healthcare personnel; revenues and volumes adversely affected by certain factors in markets in which the Corporation operates, including weather; the provisions in the Corporation’s

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

certification of incorporation and bylaws could delay or prevent a change of control that stockholders favor; changes in volatility of the Corporation’s stock price; successfully pursuing development and acquisition activities; indebtedness that restricts the Corporation’s ability to pay cash dividends and has a negative impact on the Corporation’s financing options; exposure to changes in interest rates; the Corporation's ability to successfully refinance its debt arrangements to decrease interest rates; changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

Unsolicited Tender Offer by Omnicare

On August 23, 2011, Omnicare, Inc. (“Omnicare”) made public an unsolicited proposal to acquire all of the outstanding shares of the Corporation’s common stock for $15.00 per share in cash. On January 27, 2012, the Federal Trade Commission (“FTC”) issued an administrative complaint to block Omnicare’s proposed acquisition of the Corporation. The complaint alleged that the proposed acquisition would be illegal and in violation of Section 15 of the FTC Act and Section 7 of the Clayton Act because it would harm competition and enable Omnicare to raise the price of drugs for Medicare Part D consumers and others. On February 21, 2012 the unsolicited tender offer expired, and Omnicare did not extend the offer.

In connection with these matters, for the years ended December 31, 2011 and 2012, the Corporation expensed $2.8 million and $1.9 million, respectively, of legal, investment banking, and other fees, which are included in merger, acquisition, integration costs and other charges in the consolidated income statements. No such expenses were incurred for the year ended December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2012 and 2013, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial liabilities and non-financial assets recorded at fair value at December 31, 2012 and 2013, are set forth in the tables below (dollars in millions):

As of December 31, 2012	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(4.8)	$-	$(4.8)	$-	A

As of December 31, 2013	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(6.9)	$-	$(6.9)	$-	A
Contingent Consideration	$(0.7)	$-	$-	$(0.7)	C
Mandatorily Redeemable Interest	$(8.2)	$-	$-	$(8.2)	C

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

The contingent consideration represents a future earn-out associated with the Corporation’s acquisition of an institutional pharmacy business purchased in 2013. The fair value of the liability associated with the contingent consideration was derived using an option pricing model with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation assessed the fair value of the liability as of December 31, 2013.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business ("Onco360") purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31,
	2012	2013
Institutional healthcare providers	$158.1	$160.9
Medicare Part D	41.6	31.1
Private payer and other	28.1	30.1
Insured	16.1	20.0
Medicaid	15.8	11.9
Medicare	1.9	2.5
Allowance for doubtful accounts	(56.4)	(56.7)
	$205.2	$199.8
0 to 60 days	58.8%	55.5%
61 to 120 days	17.1%	18.8%
Over 120 days	24.1%	25.7%
	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2011	$36.8	$24.8	$(13.0)	$48.6
Year Ended December 31, 2012	$48.6	$25.9	$(18.1)	$56.4
Year Ended December 31, 2013	$56.4	$22.7	$(22.4)	$56.7

Concentration of Credit Risk

For the years ended December 31, 2011, 2012 and 2013, the Corporation derived approximately 13.2%, 14.3% and 12.5% of its revenues from a single customer, respectively, including all payer sources associated with the residents of its long-term care facilities.

Deferred Financing Fees

The Corporation capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

Inventory

Inventory is primarily located at the Corporation’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (“FIFO”) or market. Physical inventories are performed at a minimum on a quarterly basis at the end of the quarter at all pharmacy sites. Cost of goods sold is adjusted based upon the actual results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost on the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter, as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2011, 2012 and 2013, maintenance and repairs were $7.5 million, $8.1 million and $10.0 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation did not record impairment charges on equipment and leasehold improvements for the years ended December 31, 2011 or December 31, 2012. The Corporation incurred fixed asset impairment charges of $0.1 million for the year ended December 31, 2013 associated with the Corporation's restructuring plan. The Corporation recorded $1.6 million in charges related to Hurricane Sandy for fixed assets which were destroyed in the year ended December 31, 2012. See Note 9.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2012 and 2013, the Corporation capitalized internally developed software costs of $6.7 million and $13.3 million, respectively. As of December 31, 2012 and 2013 , net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $16.6 million and $23.1 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation’s policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Corporation performed a qualitative assessment as of December 31, 2012 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis. As a result of the Corporation being notified during June 2013 that it will be losing its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy segment during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation’s fair value as calculated for the step one analysis was approximately 65% greater than current book value.

The Corporation’s finite-lived intangible assets are comprised primarily of trade names, customer relationship assets, limited distributor relationships, doctor and insurer relationships and non-compete agreements. Finite-lived intangible assets are amortized on a straight-line basis over the course of their lives ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation’s goodwill and intangible assets are further described in Note 4.

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For years ended December 31, 2011, 2012 and 2013, the expense for employee health benefits was $20.3 million, $23.6 million and $22.3 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2012 and 2013, the Corporation had $3.3 million and $3.2 million, respectively, recorded as a liability for self-insured employee health benefits.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Delivery Expenses

The Corporation incurred delivery expenses of $67.4 million, $63.2 million and $62.0 million for the years ended December 31, 2011, 2012, and 2013, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

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

Mandatorily Redeemable Interest

    The Corporation acquired 37.5% of the membership interests of OncoMed Specialty, LLC ("the Onco Acquisition") while also obtaining control of the business. As further discussed in Note 2, the subsidiary is fully consolidated in the Corporation's consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the consolidated balance sheets.

Measurement Period Adjustments

For the year ended December 31, 2013, the Corporation has adjusted certain amounts on the consolidated balance sheet as of December 31, 2012 as a result of measurement period adjustments related to the acquisitions occuring in 2012 (See Note 2).

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS

2013 Acquisitions

During the year ended December 31, 2013, the Corporation completed five acquisitions of long-term care businesses (the “2013 Acquisitions”), none of which were, individually or in the aggregate, significant to the Corporation.  Acquisitions of businesses required cash payments of approximately $25.5 million. The resulting amount of goodwill related to these transactions in the aggregate was $7.5 million and identifiable intangibles of $10.3 million. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

The Corporation also recognized a bargain purchase gain related to one of the 2013 Acquisitions in the amount of $1.3 million as a result of certain deferred tax assets acquired through the business combination. This gain is recorded in selling, general and administrative expenses in the accompanying consolidated income statements.

Amounts contingently payable related to the 2013 Acquisitions, representing payments originating from earnout provisions of acquisitions, were $0.7 million as of December 31, 2013.

On December 6, 2013 the Corporation through one of its wholly owned subsidiaries, acquired 37.5% of the issued share capital of OncoMed Specialty, LLC (“Onco”) for $10.8 million, net of cash acquired. The Corporation’s primary purpose in acquiring Onco was to continue to expand pharmacy services through the addition of specialty pharmacy services. The total purchase price of Onco was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 6, 2013. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets of $16.9 million was recorded as goodwill of $5.7 million. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. Provisions in the acquisition agreement include a mandatorily redeemable interest whereby the Corporation is required to purchase the remaining capital of Onco on the fifth anniversary of the agreement, if not purchased earlier under the provisions of the acquisition agreement. The Corporation is accounting for the mandatorily redeemable interest of $8.2 million as a debt obligation and subsequently measuring that obligation at fair value. Changes in the fair value of the related debt will be recorded as interest expense in our consolidated income statements for the respective periods. The operating results of Onco subsequent to the acquisition are fully consolidated in the Corporation’s consolidated financial statements.

Pro forma financial statements are not presented on the 2013 acquisitions as the results are not material to the Corporations's consolidated financial statements.

2012 Acquisitions

Amerita Acquisition

On December 13, 2012 the Corporation, through a wholly-owned subsidiary, acquired all of the outstanding stock of Amerita, Inc., a Delaware corporation (“Amerita”), for $84.5 million in cash, less cash acquired of $1.0 million, including the final working capital adjustment of $0.5 million in the first quarter of 2013. The Corporation’s primary purpose in acquiring Amerita was to complement existing pharmacy services through the provision of additional infusion services. The total purchase price of Amerita was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 13, 2012. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets was recorded as goodwill. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. For tax purposes, the transaction was considered a stock acquisition. Approximately $14.5 million of goodwill related to previous acquisitions made by Amerita remains tax deductible by the Corporation.

PHARMERICA CORPORATION

OTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS (Continued)

The purchase price allocation was as follows (dollars in millions):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (As Adjusted)

Accounts receivable	$11.1	$(1.3)	$9.8
Inventory	1.6	-	1.6
Other current assets	0.6	0.2	0.8
Equipment and leasehold improvements	0.8	-	0.8
Other long-term assets	0.2	-	0.2
Deferred tax assets	1.2	0.5	1.7
Identifiable intangibles	30.8	-	30.8
Goodwill	53.3	1.2	54.5
Total Assets	99.6	0.6	100.2

Current liabilities	(5.6)	(0.1)	(5.7)
Deferred tax liabilities - long-term	(9.9)	-	(9.9)
Other long-term liabilities	(0.1)	-	(0.1)
Total Liabilities	(15.6)	(0.1)	(15.7)

Total purchase price, less cash acquired	$84.0	$0.5	$84.5

(1)	As previously reported in the Corporation's 2012 Annual Report on Form 10-K.

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
	$30.8

Other

For the years ended December 31, 2011, 2012 and 2013, the Corporation incurred $12.9 million, $10.7 million, and $4.4 million, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31,
	2012	2013
Leasehold improvements	$14.7	$17.8
Equipment and software	139.0	154.2
Construction in progress	5.1	7.5
	158.8	179.5
Accumulated depreciation	(105.7)	(117.6)
Total equipment and leasehold improvements	$53.1	$61.9

Depreciation expense totaled $20.1 million, $18.6 million, and $19.3 million for the years ended December 31, 2011, 2012, and 2013, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 (dollars in millions):

Balance at December 31, 2011, as adjusted	$214.9
Goodwill acquired from 2012 acquisitions, as adjusted	54.5
Balance at December 31, 2012, as adjusted	269.4
Goodwill acquired from 2013 acquisitions	13.2
Balance at December 31, 2013	$282.6

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

	Balance at		Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2011	Additions	December 31, 2012	Additions	December 31, 2013
Customer relationships	$96.0	$2.8	$98.8	$22.4	$121.2
Trade name	30.0	27.0	57.0	2.8	59.8
Non-compete agreements	8.4	4.2	12.6	4.2	16.8
Sub Total	134.4	34.0	168.4	29.4	197.8
Accumulated amortization	(34.2)	(12.3)	(46.5)	(15.4)	(61.9)
Net intangible assets	$100.2	$21.7	$121.9	$14.0	$135.9

Amortization expense relating to finite-lived intangible assets was $11.0 million, $12.3 million, and $15.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2014	$17.3
2015	17.1
2016	16.2
2017	15.0
2018	14.3
Thereafter	56.0
$135.9

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation’s option, a base rate plus a margin between 1.25% and 2.00% per annum, or an adjusted LIBO Rate plus a margin between 2.25% and 3.00% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate published by the Federal Reserve Bank of New York on such day plus 0.5%, and the adjusted LIBO Rate for deposits for a period equal to one month plus 1.0%. As of December 31, 2013, borrowings under the term loan bore interest at a rate of 2.67% per annum based upon the one month adjusted LIBO rate and the revolving credit facility bore interest at a rate of 4.75% per annum based upon the prime rate.

As of December 31, 2013, $231.3 million was outstanding under the term loan facility and there was no amount outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,
	2012	2013
Credit Agreement:
Term Debt—payable to lenders at LIBOR plus applicable margin (2.67% as of December 31, 2013), matures June 30, 2016	$243.8	$231.3
Revolving Credit Facility payable to lenders, interest base rate plus applicable margin (4.75% as of December 31, 2013), matures June 30, 2016	71.7	-
Total debt	315.5	231.3
Less: Current portion of long-term debt	12.5	12.5
Total long-term debt	$303.0	$218.8

The Corporation’s indebtedness had the following maturities for the remaining life of the Credit Agreement (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2014	$12.5	$-	$12.5
2015	112.5	-	112.5
2016	106.3	-	106.3
	$231.3	$-	$231.3

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2013 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $197.7 million as of December 31, 2013. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $531.3 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at December 31, 2013.

Deferred Financing Fees

The Corporation capitalized a total of $9.8 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2013, the Corporation had $6.0 million of unamortized deferred financing fees.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

On April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney’s Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation’s two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act ("CSA") by dispensing Schedule II drugs without a proper prescription.  The parties reached a settlement in December 2013 and filed a stipulation for dismissal of the case in January 2014.  Under the settlement, the Corporation will pay $1.0 million and will enter into a Memorandum of Agreement ("MOA") with the DEA through which it will agree to certain CSA compliance obligations.  The precise terms of the MOA are currently being negotiated between the parties.  In connection with the settlement, the Corporation did not admit liability for the alleged CSA violations.

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention.  The first complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the Controlled Substances Act.  It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the federal False Claims Act (the "FCA"). The Corporation has moved to dismiss the government's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision.  The second complaint alleges that the Corporation submitted false claims to Medicare Part D and to Medicaid for drugs in connection with which the Corporation allegedly received kickbacks from the manufacturer in the form of market share rebates and other remuneration, all in violation of the Federal Antikickback statute (the "AKS/FCA" claims).  The second complaint also includes a claim by the relator under the retaliatory termination provisions of the FCA.  The government declined to intervene in the AKS/FCA claims and the relator thereafter moved, with the government's permission, to dismiss the AKS/FCA claims, which motion the Court has granted.  The relator is independently pursuing the retaliatory termination claims.  The Corporation has moved to dismiss the relator's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision.  The Corporation intends to vigorously defend itself in both matters.

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and thus the dispenses were not eligible for payment and therefore that the claims the Corporation submitted to the Government were false within the meaning of the FCA.  The U.S. Government and the various state governments have declined to intervene in this case.  The case therefore has been unsealed but relator has not yet served the Corporation.  Gadbois has moved the court to file a Second Amended Complaint, which motion is still pending before the Court.  Once relator serves the Complaint, the Corporation intends to defend the case vigorously.

On August 8, 2013, a complaint filed by the relator, Richard Templin,  in the United States District Court for the Southern District of Texas was unsealed.  The complaint sought monetary damages and alleged that the Corporation violated the federal False Claims Act and the Anti-Kickback Act by allegedly receiving rebates from pharmaceutical manufacturers, and by allegedly providing or receiving other remuneration from pharmaceutical manufacturers and its nursing facility customers in exchange for referrals.   The relator then voluntarily dismissed all claims against the Corporation and the case is no longer pending.

On November 12, 2013, a relator, Fox Rx, Inc. ("Fox"), on behalf of the U.S. Government and various state governments and the District of Columbia, filed a complaint in the United States District Court for the Southern District of New York against the Corporation alleging that the Corporation violated the FCA by submitting false claims to Fox, other Medicare Part D sponsors and to Medicaid, by allegedly billing for expired drugs or for brand drugs when generic drugs should have been substituted.  Following the U.S. Government's decision to decline to intervene in the case, the complaint was unsealed and served on the Corporation.  The Corporation intends to vigorously defend itself against these allegations.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District for the District of New Jersey against the Corporation alleging that the Corporation violated the False Claims Act and Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013 and thereafter served upon the Corporation.  On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision.   The Corporation intends to vigorously defend itself against these allegations.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the federal Anti-kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit.  The U.S. Government and the various states declined to intervene in the case. The Corporation intends to vigorously defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with these investigations and believes it has complied with applicable laws and regulations with respect to these matters.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity. At December 31, 2013, the Corporation had accrued approximately $20.0 million related to the legal actions and investigations.

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

The DHCS intends to implement the reduction prospectively beginning January 9, 2014.  In addition, the DHCS will begin recouping a percentage of provider payments representing a ten (10) percent reduction on certain drug reimbursements retroactive to June 1, 2011.  These retroactive recoveries will not occur until after the prospective payment reductions are implemented. The Corporation has recorded a $3.3 million liability and reduction of revenue which represents its best estimate of the expected amount of recoveries from June 1, 2011 through December 31, 2013.

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

In the Proposed Rule, CMS also proposes to require physicians and eligible professionals to enroll in the Medicare program in order to prescribe covered Part D drugs. CMS proposes that a prescriber or eligible professional of Part D drugs must have either an approved enrollment record in the Medicare fee-for-service program or a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor for a prescription written by a prescriber to be eligible for coverage under the Part D program. Until CMS issues final guidance, the Corporation is unable to evaluate the full impact of these proposed changes to drug categories and classes and prescriber enrollment requirements on its business.

Acquisitions

The Corporation has historically acquired the stock or assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers’ compensation liabilities, previous tax liabilities, and unacceptable business practices. Although the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

	2011	2012	2013
Pharmacy locations and administrative offices lease expense	$14.4	$14.4	$15.2
Office equipment lease expense	2.5	2.4	2.1
Total lease expense	$16.9	$16.8	$17.3

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases
2014	$15.0
2015	12.2
2016	9.2
2017	6.3
2018	6.2
Thereafter	5.3
Total	$54.2

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges were $16.8 million, $17.8 million and $8.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Merger, integration costs and other charges for the years ended December 31, 2011, 2012, and 2013 were $3.9 million, $7.1 million, and $3.7 million, respectively. Acquisition related costs for the years ended December 31, 2011, 2012, and 2013 were $12.9 million, $10.7 million, and $4.4 million, respectively.

The negative impact on diluted earnings per share was $(0.35), $(0.36) and $(0.17) for the years ended December 2011, 2012 and 2013, respectively.

NOTE 8-RESTRUCTURING COSTS AND OTHER CHARGES

In July 2013, the Corporation commenced the implementation of its restructuring plan as a result of the loss of two of the Corporation's significant customers, Kindred Healthcare and Golden Living. The plan is a major initiative primarily designed to optimize operational efficiency while ensuring that the Company remains well-positioned to serve its’ clients and achieve sustainable, long-term growth.  The Corporation’s restructuring plan includes steps to right size its cost structure by adjusting its workforce and facility plans to reflect anticipated business needs.

The Corporation recorded restructuring costs and other related charges of approximately $4.4 million during the year ended December 31, 2013. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation’s restructuring liability (dollars in millions):

Balances at
December 31, 2013
Employee severance and related costs	$1.8
Facility lease costs	0.8
Total	$2.6

The liability at December 31, 2013 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and severance costs). The Corporation expects to have the restructuring program fully implemented in the first half of 2014.

NOTE 9—HURRICANE SANDY DISASTER COSTS

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility as well as damage and disruption at the Corporation’s customers’ facilities have been recorded as a separate component in the consolidated income statements.

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its deductible, is approximately $5.4 million. After consideration of a $5.3 million advance by the insurance carrier the Corporation has recorded a receivable for $0.1 million which is included in prepaids and other assets in the consolidated balance sheets. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the cumulative loss has been recorded. For the years ended December 31, 2012 and 2013, Hurricane Sandy disaster costs were $4.5 million and $(1.4) million, respectively.

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

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of December 31, 2013, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remained available under the program as of December 31, 2013.  Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and were funded from available cash. The amount and timing of the repurchases, if any, would determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2013, the Corporation repurchased 349,091 shares of common stock for an aggregate purchase price, including commissions, of $4.3 million at an average purchase price of $12.33 per share.

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 611,587 shares of certain vested awards and exercise of certain stock options for an aggregate price of approximately $11.9 million during year ended December 31, 2013. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2013, the Corporation had a total of 2,416,971 shares held as treasury stock.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock units granted to officers generally vest in two or three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, restructuring charges, settlements, litigation and other charges, California medicaid recoupment, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of December 31, 2013, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 3,170,983 shares. The 3,170,983 shares do not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 2,258,761.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	2011	2012	2013
Stock option compensation expense	$2.4	$1.6	$1.0
Nonvested stock compensation expense	3.5	5.1	6.2
Total Stock Compensation Expense	$5.9	$6.7	$7.2
Negative effect on diluted earnings per share	$(0.12)	$(0.13)	$(0.15)

As of December 31, 2013, there was $8.1 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The Corporation did not issue stock options during the years ended December 31, 2012 or December 31, 2013.

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

Stock Option Activity

The following table summarizes option activity for the periods presented:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding options at December 31, 2012	2,424,285	$15.14	3.2 years	$1.8
Exercised	(622,712)	16.00
Canceled	(68,375)	13.09
Expired	(443,625)	15.70
Outstanding options at December 31, 2013	1,289,573	$14.63	2.9 years	$8.9
Exercisable options at December 31, 2013	993,701	$15.12	2.6 years	$6.4

The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2012, and 2013 was $0.1 million, $0.2 million and $3.5 million, respectively. Cash received from stock option exercises during the year ended December 31, 2013 was $1.0 million. The total fair value of options vested for the years ended December 31, 2011, 2012, and 2013 was $2.3 million, $2.1 million, and $1.6 million, respectively. The Corporation expects to recognize stock based compensation expense for stock options over a remaining weighted average period of less than one year.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2012	1,133,335	$13.00
Granted—Restricted Stock Units	348,742	14.75
Granted—Performance Share Units	237,294	14.46
Forfeited	(234,893)	14.84
Vested	(387,804)	13.03
Outstanding nonvested shares at December 31, 2013	1,096,674	$13.47

The total fair value of shares vested for the years ended December 31, 2011, 2012, and 2013 was $2.5 million, $1.4 million, and $5.1 million, respectively. The weighted average remaining term and intrinsic value of nonvested shares at December 31, 2013 was 4.4 years and $23.6 million, respectively. The Corporation expects to recognize stock based compensation expense of $7.4 million for nonvested shares over a weighted average period of more than 1.7 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 773,322 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan qualified under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution which is also a defined contribution retirement plan under Section 401(a) for all eligible employees, as defined in the plan document. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the years ended December 31, 2011, 2012, and 2013, the Corporation’s matching contributions to the plan were $5.9 million, $6.0 million, and $5.9 million, respectively.

Deferred Compensation Plans

The Corporation maintains an unfunded deferred compensation plan for certain management and highly compensated employees. Under the plan, a participant may elect to defer up to 50 % of such participant’s annual base salary and up to 100 % of such participant’s annual short-term incentive program cash bonus into the plan during each plan year. In addition, the Corporation may, in its sole discretion, make discretionary contributions to a participant’s account.

The Corporation also maintains a deferred compensation plan for the directors of the Corporation. The directors of the Corporation may elect to defer up to 100 % of their cash fees and their stock fees in any one year. If a director elects to defer his/her restricted share grant, the shares will be deferred as they vest until the participant elects for the deferred compensation to be a taxable event.

As of December 31, 2012 and 2013, the Corporation had $4.8 million and $6.9 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets. Deferred compensation expense was $0.1 million, $0.4 million and $1.5 million for the years ended December 31, 2011, 2012, and 2013, respectively.

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation’s annual income or loss before income taxes for each respective accounting period. The following table summarizes the Corporation’s provision for income taxes for the periods presented (dollars in millions):

	2011	2012	2013
Current provision:
Federal	$0.1	$11.6	$13.0
State	0.8	1.5	1.3
Total	0.9	13.1	14.3
Deferred provision:
Federal	12.4	1.4	4.8
State	1.5	1.4	7.2
Total	13.9	2.8	12.0
Total provision for income taxes	$14.8	$15.9	$26.3

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (Continued)

A reconciliation of the U.S. statutory rate to the Corporation’s effective tax rate and the is as follows for the years ended December 31:

	2011	2012	2013
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.5	4.2	4.3
Non-deductible legal expenses	-	-	14.8
Domestic Production Activities Deduction	-	-	(4.7)
Stock compensation	-	-	2.6
Valuation Allowance	(0.1)	-	7.1
Other	(0.7)	1.7	(0.9)
Effective tax rate	38.7%	40.9%	58.2%

The provision for income taxes as a percentage of taxable income for the year ended December 31, 2011 included a discrete tax benefit related to the release of reserves for unrecognized tax benefits. Excluding the one-time benefit associated with the Corporation’s release of the reserve, the provision for income taxes for the year ended December 31, 2011 would have been $15.9 million (41.9% of income).  Apart from the discrete tax benefit recorded as a result of the release of reserve in 2011, the effective tax rates in 2011 and 2012 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The increase in the provision for income taxes as a percentage of pre-tax income for the year ended December 31, 2013 as compared to the prior years was primarily due to the Corporation’s accrued legal expenses for the Department of Justice settlement discussed in Note 6.  The Corporation has made an assumption in the absence of more definitive information that this liability is non-deductible and has accounted for the absence of a tax benefit as a discrete item. Accordingly, this resulted in an increase in the twelve month tax provision of approximately $6.6 million, or approximately 14.8% of pre-tax income.  In addition, the Corporation recorded an increase in the state valuation allowance of approximately $3.2 million, or approximately 7.1% of pre-tax book income. The increase in the tax provision attributable to these two items was partially offset by net deductible permanent differences.  Excluding the impact of the legal expenses, the state valuation allowance, and other discrete items, the provision for income taxes as a percentage of pre-tax income would have been 37.0%.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $123.3 million (as adjusted) and $125.5 million at December 31, 2012 and 2013, respectively.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2013, the Corporation has utilized all tax benefits from federal net operating loss carryforwards, and the future tax benefits from state net operating loss carryforwards are $3.1 million, net of federal impact and valuation allowances. The state net operating losses have carryforward periods ranging from 1 to 18 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $26.1 million and $18.2 million at December 31, 2012 and 2013, net of valuation allowances of $1.0 million and $4.1 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (Continued)

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2012		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$8.4	$-	$9.6	$-
Allowance for doubtful accounts	20.8	-	20.8	-
Net operating losses	1.2	-	1.0	-
Other	7.2	-	7.2	-
Valuation allowance	(0.4)	-	(1.7)	-
Total current deferred taxes	$37.2	$-	$36.9	$-

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2012		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$-	$9.2	$-	$11.2
Stock-based compensation	6.4	-	4.8	-
Goodwill and intangibles	-	22.8	-	25.4
Net operating losses	6.7	-	8.0	-
Other	8.5	0.1	7.5	-
Valuation allowances	(0.6)	-	(2.4)	-
Total noncurrent deferred taxes	$21.0	32.1	$17.9	36.6
Noncurrent deferred taxes, net		$11.1		$18.7

As of December 31, 2012 and December 31, 2013, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits at December 31, 2013 that, if recognized, would affect the tax rate.

It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2013, the Corporation had no accrued interest or penalties related to uncertain tax positions.

The federal statute of limitations remains open for tax years 2010 through 2012. The Corporation’s consolidated U.S. income tax returns for 2010 and 2011 are currently under examination by the IRS.

State tax jurisdictions generally have statutes of limitation ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2007. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. Kindred Healthcare, Inc. (“Kindred”) and AmerisourceBergen are responsible for any taxes that relate to periods before July 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2011	2012	2013
Numerator:
Numerator for basic and earnings per diluted share—net income	$23.4	$22.9	$18.9
Denominator:
Denominator for basic earnings per share—weighted average shares	29,343,221	29,471,734	29,601,199
Effective of dilutive securities (stock options, restricted units and performance share units)	125,231	430,162	474,500
Denominator for earnings per diluted share - adjusted weighted average shares	29,468,452	29,901,896	30,075,699
Basic earnings per share	$0.80	$0.78	$0.64
Earnings per diluted share	$0.79	$0.77	$0.63
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	2,594,643	2,574,284	1,417,272

(a)	These unexercised employee stock options and nonvested restricted shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third		Fourth

Revenue	$498.9	$458.5	$442.0	$433.2	$439.8	$430.8	$436.8		$450.5
Cost of goods sold	426.3	382.6	365.9	357.6	355.5	348.2	357.6		369.4
Gross profit	$72.6	$75.9	$76.1	$75.6	$84.3	$82.6	$79.2		$81.1
Operating income	$12.0	$15.2	$12.3	$9.3	$20.0	$21.3	$0.6		$13.9
Net income (loss)	$5.6	$7.6	$6.0	$3.7	$10.5	$10.2	$(6.2	)(1)	$4.4

Earnings (loss) per common share:
Basic	$0.19	$0.26	$0.20	$0.13	$0.36	$0.34	$(0.21)		$0.15
Diluted	$0.19	$0.26	$0.20	$0.12	$0.35	$0.34	$(0.21)		$0.15
Shares used in computing earnings (loss) per common share:
Basic	29.4	29.5	29.5	29.5	29.6	29.7	29.7		29.5
Diluted	29.7	29.7	29.8	30.0	30.1	30.1	29.7		30.2

(1)	During the third quarter 2013, the Corporation recognized losses related to settlement, litigation and other charges. See Note 6.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2013.

The Corporation has excluded the 2013 acquisitions from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Corporation in 2013. The total assets and total revenues of the 2013 acquisitions represent 6.0% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. The Corporation continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of December 31, 2012 and 2013 and for each of the years in the three year period ended December 31, 2013 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2013. We refer to this proxy statement as the 2014 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation’s 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation’s 2014 Proxy Statement.

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

2.1
Asset Purchase Agreement, dated as of September 26, 2010, by and between Chem Rx Corporation, and certain of its subsidiaries, as Seller, Chem Rx Acquisition Sub, LLC, as Buyer, and PharMerica Corporation, as Buyer’s Guarantor (8)

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant (1)

3.3	Series A Junior Participating Preferred Stock Certificate of Designation (16)

3.4	Certificate of Elimination for PharMerica Corporation Series A Junior Participant Preferred Stock (13)

4.1	Specimen Common Stock Certificate of the Registrant (17)

10.1	Form CEO Stock Option Award Agreement (3) †

10.2	Form Non-Qualified Stock Option Award Agreement (3) †

10.3	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (1) †

10.4	Employment Agreement dated August 7, 2007 between Thomas Caneris and PharMerica Corporation (1) †

10.5	Form Director Non-Qualified Stock Option Award Agreement (5) †

10.6	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (1) †

10.7	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (1) †

10.8	Form of Substitution NQSO Agreement for Kindred Grants (1) †

10.9	Form of Substitution ISO Agreement for Kindred Grants (1) †

10.10	Trademark License Agreement (2)

10.11	Summary of Director Compensation Program (2) †

Exhibit No.	Description

10.12	Form of Non-Qualified Stock Option Award Agreement (4) †

10.13	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (6) †

10.14	Form of Restricted Stock Unit Award Agreement (6) †

10.15	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (7) †

10.16	Form of Director Restricted Stock Unit Award Agreement (7) †

10.17	Employment Agreement dated September 30, 2010 between Gregory S. Weishar and PharMerica Corporation (8) †

10.18
Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 4, 2011 by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (10)

10.19
Amendment No. 1 to Amended and Restated Prime Vendor Agreement for Long-term Care Pharmacies, dated as of January 25, 2013, by and between AmerisourceBergen Drug Corporation, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (10)

10.20	Credit Agreement dated May 2, 2011 between PharMerica Corporation, the Lenders named therein, and Citibank, N.A., as Administrative Agent (11)

10.21	Guarantee and Collateral Agreement dated as of May 2, 2011 between PharMerica Corporation, Its subsidiaries Party thereto, and Citibank, N.A. as Collateral Agent (11)

10.22	Summary of 2011 Long-Term Incentive Program (11) †

10.23	Form of Indemnification Agreement (12)

10.24	Employment Agreement dated March 22, 2011 between Suresh Vishnubhatla and PharMerica Corporation (12) †

10.25	Summary of 2012 Long-Term Incentive Program (11) †

10.26	Employment Agreement, dated September 27, 2012, between PharMerica Corporation and Mark Lindemoen (14)

10.27	Summary of 2013 CEO Short-term Incentive Program and 2013 Short-term Incentive Program (10) †

10.28	Summary of 2013 Long-term Incentive Program (10) †

10.29	Employment Agreement, dated Augest 1, 2013, between PharMerica Corporation and David W. Frosel Jr. (15)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.
(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.
(5)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.
(6)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.
(7)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.
(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010, and incorporated herein by reference.
(9)	Filed with the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 25, 2011, and incorporated herein by reference.
(10)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2013, and incorporated herein by reference.
(11)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011, and incorporated herein by reference.
(12)	Filed with the Corporation’s Schedule 14D-9 filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.
(13)	Filed with the Corporation’s Current Report on Form 8-K file with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(14)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2013, and incorporated herein by reference.
(15)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2013, and incorporated herein by reference.
(16)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.
(17)
Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 28, 2014	By:	/S/ GREGORY S. WEISHAR
Gregory S. Weishar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR
(Gregory S. Weishar)	Chief Executive Officer and Director	February 28, 2014

/S/ DAVID W. FROESEL, JR.
(David W. Froesel, Jr.)	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2014

/S/ BERARD E. TOMASSETTI
(Berard E. Tomassetti)	Senior Vice President and Chief Accounting Officer	February 28, 2014

/S/ FRANK E. COLLINS
(Frank E. Collins)	Director	February 28, 2014

/S/ W. ROBERT DAHL JR.
(W. Robert Dahl Jr.)	Director	February 28, 2014

/S/ MARJORIE W. DORR
(Marjorie W. Dorr)	Director	February 28, 2014

/S/ DR. THOMAS P. GERRITY
(Dr. Thomas P. Gerrity)	Director	February 28, 2014

/S/ THOMAS P. MAC MAHON
(Thomas P. Mac Mahon)	Director	February 28, 2014

/S/ GEOFFREY G. MEYERS
(Geoffrey G. Meyers)	Director	February 28, 2014

/S/ DR. ROBERT A. OAKLEY
(Dr. Robert A. Oakley)	Director	February 28, 2014

/S/ PATRICK G. LEPORE
(Patrick G. LePore)	Director	February 28, 2014

EXHIBIT INDEX
Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.