Form 10-Q
period 2014-03-31
PharMerica CORP
filed 2014-05-01
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(502) 627-7000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    x  Yes    ¨  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    x  Yes     ¨  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer x	Non-accelerated filer ¨	Smaller reporting company ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ¨  Yes    x  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 25, 2014
Common stock, $0.01 par value	29,992,391 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2013 and 2014
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2013	2014
Revenues	$439.8	$452.2
Cost of goods sold	355.5	372.2
Gross profit	84.3	80.0
Selling, general and administrative expenses	56.7	57.2
Amortization expense	4.1	4.4
Merger, acquisition, integration costs and other charges	2.8	5.0
Settlement, litigation and other related charges	0.1	1.2
Restructuring and impairment charges	-	1.9
Hurricane Sandy disaster costs	0.6	-
Operating income	20.0	10.3
Interest expense, net	2.6	2.5
Income before income taxes	17.4	7.8
Provision for income taxes	6.9	3.0
Net income	$10.5	$4.8

Earnings per common share:
Basic	$0.36	$0.16
Diluted	$0.35	$0.16

Shares used in computing earnings per common share:
Basic	29,566,959	29,753,024
Diluted	30,063,737	30,354,067

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and March 31, 2014
(Unaudited)
(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	March 31,
	2013	2014

ASSETS
Current assets:
Cash and cash equivalents	$24.2	$12.7
Accounts receivable, net	199.9	186.2
Inventory	110.2	107.4
Deferred tax assets, net	36.9	32.9
Income taxes receivable	1.9	5.8
Prepaids and other assets	38.6	41.4
	411.7	386.4

Equipment and leasehold improvements	179.4	177.2
Accumulated depreciation	(117.6)	(114.3)
	61.8	62.9

Goodwill	282.2	282.5
Intangible assets, net	136.3	131.9
Other	9.3	5.7
	$901.3	$869.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83.7	$61.5
Salaries, wages and other compensation	34.5	29.8
Current portion of long-term debt	12.5	12.5
Other accrued liabilities	20.7	9.2
	151.4	113.0

Long-term debt	218.8	218.4
Other long-term liabilities	49.9	49.3
Deferred tax liabilities	18.7	18.7
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2013 and March 31, 2014	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 31,954,264 and 32,581,547 shares issued as of December 31, 2013 and March 31, 2014, respectively	0.3	0.3
Capital in excess of par value	380.2	387.4
Retained earnings	110.2	115.0
Treasury stock at cost, 2,416,971 and 2,594,281 shares at December 31, 2013 and March 31, 2014, respectively	(28.2)	(32.7)
	462.5	470.0
	$901.3	$869.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the  Three Months Ended March 31, 2013 and 2014
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2013	2014
Cash flows provided by (used in) operating activities:
Net income	$10.5	$4.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	4.8
Amortization	4.1	4.4
Merger, acquisition, integration costs and other charges	-	2.5
Hurricane Sandy disaster costs	(0.6)	-
Stock-based compensation and deferred compensation	2.2	2.1
Amortization of deferred financing fees	0.3	0.7
Deferred income taxes	3.6	4.0
Gain on disposition of equipment	-	(0.1)
Gain on acquisition/disposition	-	(0.3)
Other	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	(1.2)	13.1
Inventory	35.5	2.8
Prepaids and other assets	3.4	(2.1)
Accounts payable	(12.6)	(21.8)
Salaries, wages and other compensation	(4.8)	(4.7)
Other accrued liabilities	(0.5)	(1.9)
Change in income taxes payable (receivable)	2.9	(1.3)
Excess tax benefit from stock-based compensation	(0.2)	(2.7)
Net cash provided by operating activities	47.5	4.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.7)	(6.0)
Acquisitions, net of cash acquired	(0.5)	(10.7)
Cash proceeds from dispositions	-	0.4
Net cash used in investing activities	(7.2)	(16.3)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.1)	(3.1)
Net activity of long-term revolving credit facility	(40.5)	2.8
Issuance of common stock	0.1	2.5
Treasury stock at cost	(1.8)	(4.5)
Excess tax benefit from stock-based compensation	0.2	2.7
Other	0.3	-
Net cash (used in) provided by financing activities	(44.8)	0.4

Change in cash and cash equivalents	(4.5)	(11.5)
Cash and cash equivalents at beginning of period	12.3	24.2

Cash and cash equivalents at end of period	$7.8	$12.7

Supplemental information:
Cash paid for interest	$2.3	$1.8
Cash paid for taxes	$1.3	$0.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5
Net income				4.8		4.8
Exercise of stock options and tax components of stock-based awards, net	195,734	-	5.2	-	-	5.2
Vested restricted stock units	231,912	-	-	-	-	-
Vested performance stock units	199,637	-	-	-	-	-
Treasury stock at cost	(177,310)	-	-	-	(4.5)	(4.5)
Stock-based compensation -non-vested restricted stock	-	-	1.7	-	-	1.7
Stock-based compensation -stock options	-	-	0.3	-	-	0.3
Balance at March 31, 2014	29,987,266	$0.3	$387.4	$115.0	$(32.7)	$470.0

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the "Corporation") is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 95 institutional pharmacies, 12 specialty infusion, and 5 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 83 hospitals in the United States.

Operating Segments

The Corporation consists of three operating segments: institutional pharmacy, specialty infusion services and specialty oncology pharmacy. Management believes the nature of the products and services are similar, the payers for the products and services are common among the segments and across all segments we operate in the healthcare regulatory environment.  In addition, the segments are economically similar.  Accordingly, management has aggregated the three operating segments into one reporting segment.

Principles of Consolidation

      All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2013, included in the Corporation's Annual Report on Form 10-K. The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements adjusted for acquisition related measurement period adjustments.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the Corporation to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liabilities and non-financial assets recorded at fair value at December 31, 2013 and March 31, 2014 are set forth in the tables below (dollars in millions):

As of December 31, 2013	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(6.9)	$-	$(6.9)	$-		A
Contingent Consideration	(0.7)	-	-	(0.7)		C
Mandatorily Redeemable Interest	(8.2)	-	-	(8.2)		C
As of March 31, 2014	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(7.6)	$-	$(7.6)	$-		A
Contingent Consideration	(0.7)	-	-	(0.7)		C
Mandatorily Redeemable Interest	(8.3)	-	-	(8.3)		C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for investments in phantom shares of certain available investment options, primarily mutual funds.

The contingent consideration represents a future earn-out associated with the Corporation's acquisition of an institutional pharmacy business purchased in 2013. The fair value of the liability associated with the contingent consideration was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data. The Corporation assessed the fair value of the liability as of December 31, 2013.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business ("Onco360") purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and was measured at fair value as of December 31, 2013 and March 31, 2014. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.

There were no transfers between the three-tier fair value hierarchy levels during the period.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these instruments. The Corporation's debt approximates fair value due to the terms of the interest being set at variable market interest rates (Level 2).

  PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from Prescription Drug Plans ("PDPs") under Medicare Part D, institutional healthcare providers, the respective state Medicaid programs, third party insurance companies, and private payers. The Corporation's ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Corporation establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected.

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation's aging accounts receivable. This review is focused primarily on trends in private and other payers, PDP's, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation's long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation's policies.

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31,	March 31,
	2013	2014
Institutional healthcare providers	$161.0	$150.8
Medicare Part D	31.1	29.4
Private payer and other	30.1	27.7
Insured	20.0	21.6
Medicaid	11.9	12.0
Medicare	2.5	2.4
Allowance for doubtful accounts	(56.7)	(57.7)
	$199.9	$186.2

0 to 60 days	55.5%	56.7%
61 to 120 days	18.8	17.7
Over 120 days	25.7	25.6
	100.0%	100.0%

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2013	$56.4	$22.7	$(22.4)	$56.7
Three months ended March 31, 2014	$56.7	$5.7	$(4.7)	$57.7

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation's policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As a result of the Corporation being notified during June 2013 that it will lose its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy reporting unit during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation's fair value as calculated for the step one analysis was approximately 65% greater than current book value.

There were no impairment triggers in the first quarter of 2014.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation's finite-lived intangible assets are comprised primarily of trade names, customer relationship assets, limited distributor relationships, doctors and insurer relationships and non-compete agreements. Finite-lived intangible assets are amortized on a straight-line basis over the course of their lives ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation's goodwill and intangible assets are further described in Note 3.

Restructuring and Impairment Charges

Restructuring and impairment charges in the condensed consolidated financial statements represent amounts expensed for purposes of realigning corporate and pharmacy locations.

Mandatorily Redeemable Interest

The Corporation acquired 37.5% of the membership interests of OncoMed Specialty, LLC ("the Onco Acquisition") while also obtaining control of the business. As further discussed in Note 2, the subsidiary is fully consolidated in the Corporation's condensed consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the condensed consolidated balance sheets.

Measurement Period Adjustments

For the three months ended March 31, 2014, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2013 as a result of measurement period adjustments related to the 2013 Acquisitions.

NOTE 2—ACQUISITIONS

2013 Acquisitions

During the year ended December 31, 2013, the Corporation completed five acquisitions of long-term care businesses (the "2013 Acquisitions"), none of which were, individually or in the aggregate, significant to the Corporation. The 2013 Acquisitions of businesses required cash payments of approximately $25.8 million. The resulting amount of goodwill and identifiable intangible assets related to these transactions in the aggregate were $7.8 million and $10.3 million, respectively. The net assets and operating results of acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2013 Acquisitions, representing payments originating from earn out provisions of acquisitions, were $0.7 million as of December 31, 2013 and March 31, 2014.

On December 6, 2013 the Corporation through one of its wholly owned subsidiaries, acquired 37.5% of the issued share capital of OncoMed Specialty, LLC ("Onco") for $10.8 million, net of cash acquired. The Corporation's primary purpose in acquiring Onco was to continue to expand pharmacy services through the addition of specialty pharmacy services. The total purchase price of Onco was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 6, 2013. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets of $17.3 million was recorded as goodwill of $5.3 million. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. Provisions in the acquisition agreement include a mandatorily redeemable interest whereby the Corporation is required to purchase the remaining capital of Onco on the fifth anniversary of the agreement, if not purchased earlier under the provisions of the acquisition agreement. The Corporation is accounting for the mandatorily redeemable interest of $8.3 million as a debt obligation and subsequently measuring that obligation at fair value. Changes in the fair value of the related debt will be recorded as interest expense in our condensed consolidated income statements for the respective periods. The operating results of Onco subsequent to the acquisition are fully consolidated in the Corporation's condensed consolidated financial statements.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

Total measurement period adjustments for the three months ended March 31, 2014 related to the 2013 Acquisitions and Onco were $0.4 million.

Pro forma financial statements are not presented on the 2013 acquisitions as the results are not material to the Corporation's condensed consolidated financial statements.

Other

For the three months ended March 31, 2013 and March 31, 2014, the Corporation incurred $1.4 million and $4.9 million, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2013, as adjusted, and March 31, 2014 the carrying amount of goodwill was $282.2 million and $282.5 million, respectively.

The following table presents the components of the Corporation's intangible assets (dollars in millions):

	(As Adjusted)
	Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2013	Additions	March 31, 2014
Customer relationships	$121.2	$-	$121.2
Trade name	60.2	-	60.2
Non-compete agreements	16.9	-	16.9
Sub Total	198.3	-	198.3
Accumulated amortization	(62.0)	(4.4)	(66.4)
Net intangible assets	$136.3	$(4.4)	$131.9

Amortization expense relating to finite-lived intangible assets was $4.1 million and $4.4 million for the three months ended March 31, 2013 and 2014, respectively.

NOTE 4—CREDIT AGREEMENT

On May 2, 2011, the Corporation entered into a long-term credit agreement (the "Credit Agreement") among the Corporation, the Lenders named therein, and Citibank, N.A. ("Citibank"), as Administrative Agent. The Credit Agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature.

As of March 31, 2014, $228.1 million was outstanding under the term loan facility and $2.8 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

 The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,	March 31,
Credit Agreement:	2013	2014
Term Debt - payable to lenders at LIBOR plus applicable margin (2.65% as of March 31, 2014), matures June 30, 2016	$231.3	$228.1
Revolving Credit Facility payable to lenders, interest plus applicable margin (4.75% as of March 31, 2014), matures June 30, 2016	-	2.8
Total debt	231.3	230.9
Less: Current portion of long-term debt	12.5	12.5
Total long-term debt	$218.8	$218.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—CREDIT AGREEMENT (Continued)

The Corporation's indebtedness has the following maturities for the remaining life of the Credit Agreement (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2014	$9.4	$-	$9.4
2015	112.5	-	112.5
2016	106.2	2.8	109.0
	$228.1	$2.8	$230.9

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2014 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $194.9 million as of March 31, 2014. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $528.1 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at March 31, 2014.

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
On April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney's Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation's two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act ("CSA") by dispensing Schedule II drugs without a proper prescription. The parties reached a settlement in December 2013 and filed a stipulation for dismissal of the case in January 2014. Under the settlement, the Corporation paid a $1.0 million fine and will enter into a Memorandum of Agreement ("MOA") with the DEA through which it will agree to certain CSA compliance obligations. The precise terms of the MOA are currently being negotiated between the parties. In connection with the settlement, the Corporation did not admit liability for the alleged CSA violations.
On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention. The first complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the CSA. It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act (the "FCA"). The Corporation has moved to dismiss the government's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision. The second complaint alleges that the Corporation submitted false claims to Medicare Part D and to Medicaid for drugs in connection with which the Corporation allegedly received kickbacks from the manufacturer in the form of market share rebates and other remuneration, all in violation of the Federal Anti-Kickback Statute (the "AKS/FCA" claims). The second complaint also includes a claim by the relator under the retaliatory termination provisions of the FCA. The government declined to intervene in the AKS/FCA claims and the relator thereafter moved, with the government's permission, to dismiss the AKS/FCA claims, which motion the Court has granted. The relator is independently pursuing the retaliatory termination claims. The Corporation has moved to dismiss the relator's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision. The Corporation intends to vigorously defend itself in both matters.

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and thus the dispenses were not eligible for payment and therefore that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments have declined to intervene in this case. The case therefore has been unsealed and the relator served the Second Amended Complaint on the Corporation.  The Corporation intends to defend the case vigorously.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

On November 12, 2013, a relator, Fox Rx, Inc. ("Fox"), on behalf of the U.S. Government and various state governments and the District of Columbia, filed a complaint in the United States District Court for the Southern District of New York against the Corporation alleging that the Corporation violated the FCA by submitting false claims to Fox, other Medicare Part D sponsors and to Medicaid, by allegedly billing for expired drugs or for brand drugs when generic drugs should have been substituted. Following the U.S. Government's decision to decline to intervene in the case, the complaint was unsealed and served on the Corporation. The Corporation moved to dismiss the complaint on February 28, 2014, which the relator has opposed.  The Corporation is awaiting the Court's ruling on its motion.  The Corporation intends to vigorously defend itself against these allegations.

      On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District for the District of New Jersey against the Corporation alleging that the Corporation violated the False Claims Act and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation. On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision. The Corporation intends to vigorously defend itself against these allegations.

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The U.S. Government and the various states declined to intervene in the case. On April 7, 2014, the Corporation moved to dismiss the complaint.  The Corporation intends to vigorously defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Federal Anti-Kickback Statute. The Corporation is cooperating with these investigations and believes it has complied with applicable laws and regulations with respect to these matters.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At this time, the Corporation is unable to determine the impact of these investigations on its consolidated financial condition, results of operations, or liquidity. At March 31, 2014, the Corporation had accrued approximately $19.0 million related to the legal actions and investigations.

California Medicaid

On August 14, 2013, the California Department of Health Care Service ("DHCS") announced its intent to implement a ten (10) percent reimbursement reduction for numerous healthcare providers, including long term care pharmacies. Originally, the DHCS received federal approval for the reduction effective June 1, 2011, but the DHCS had been prevented from implementing the reductions due to a court injunction. The United States Court of Appeals for the Ninth Circuit denied the plaintiffs' motion for a stay of mandate, allowing for the implementation of the reimbursement reduction.

The DHCS implemented the reduction prospectively beginning in the first quarter of 2014, however the reduction did not have a significant impact on the Corporation's results of operations. In addition, the DHCS will begin recouping a percentage of provider payments representing a ten (10%) percent reduction on certain drug reimbursements retroactive to June 1, 2011. These retroactive recoveries have not yet been announced by DHCS. The Corporation has previously recorded a $3.3 million liability and reduction of revenue which represents its best estimate of the expected amount of recoveries from June 1, 2011 through December 31, 2013.

FUL and AMP Changes

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to the established limits, at rates determined in accordance with each state's regulations. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement of certain prescription drugs under Medicaid (these upper limits being the "FUL").

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 ("DRA") to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly Average Manufacturer's Price ("AMP") for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally. In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. Centers for Medicare and Medicaid Services ("CMS") will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

CMS has stated that the final AMP rule will be released in May 2014 and that AMP-based FULs will be published in July 2014.

Medicare Part D Proposed Changes

In the Proposed Rule, CMS clarifies the meaning of drug categories and classes of clinical concern for which all Part D drugs therein must be included on Part D sponsor formularies, subject to certain exceptions. CMS establishes criteria for determining which categories or classes of drugs are protected and states that anticonvulsants, antineoplastics, and antiretrovirals meet the criteria, while antidepressants, antipsychotics, and immunosuppressants do not. However, CMS deferred any change in formulary requirements for the antipsychotic class and continues to require all drugs from within that class to be on Part D formularies.  In addition, in a letter to Congress on March 10, 2014, CMS stated that it received many comments from various stakeholders and that it will not finalize these requirements at this time and until it has had a chance to further analyze the issues and discuss them with  relevant stakeholders.

In the Proposed Rule, CMS also proposes to require physicians and eligible professionals to enroll in the Medicare program in order to prescribe covered Part D drugs. CMS proposes that a prescriber or eligible professional of Part D drugs must have either an approved enrollment record in the Medicare fee-for-service program or a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor for a prescription written by a prescriber to be eligible for coverage under the Part D program. Until CMS issues final guidance, the Corporation is unable to evaluate the full impact of these proposed changes on its business.

Acquisitions

The Corporation has historically acquired the stock or assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers' compensation liabilities, previous tax liabilities, and unacceptable business practices. Although the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance the Corporation will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. While the Corporation generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. In the ordinary course of business, the Corporation enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, tax matters, as well as customer, third party payer, supplier, and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

Prime Vendor Agreement

On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen Drug Corporation ("ABDC") effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the "First Amendment") modified the previous agreement, which was set to expire September 30, 2013 and extended its term until September 30, 2016.

The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions, ABDC has the ability to increase the Corporation's drug pricing under the terms of the First Amendment.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges were $2.8 million and $5.0 million for the three months ended March 31, 2013 and 2014, respectively.

Merger, integration costs and other charges for the three months ended March 31, 2013 and 2014 were $1.4 million and $0.1 million, respectively. Acquisition related costs for the three months ended March 31, 2013 and 2014 were $1.4 million and $4.9 million, respectively.

NOTE 7—RESTRUCTURING COSTS AND OTHER CHARGES

In July 2013, the Corporation commenced the implementation of its restructuring plan as a result of the loss of two of the Corporation's significant customers, Kindred Healthcare ("Kindred") and Golden Living. The plan is a major initiative primarily designed to optimize operational efficiency while ensuring that the Corporation remains well-positioned to serve its' clients and achieve sustainable, long-term growth.  The Corporation's restructuring plan includes steps to right size its cost structure by adjusting its workforce and facility plans to reflect anticipated business needs.

The Corporation recorded restructuring costs and other related charges of approximately $1.9 million during the three months ended March 31, 2014. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at			Balance at
	December 31, 2013	Accrual	Utilized Amounts	March 31, 2014
Employee Severance and related costs	$1.8	$1.4	$(2.2)	$1.0
Facility costs	0.8	0.5	(0.3)	1.0
	$2.6	$1.9	$(2.5)	$2.0

    The liability at March 31, 2014 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and severance costs).

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of March 31, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory  requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2014, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 177,310 shares of certain vested awards for an aggregate price of approximately $4.5 million during the three months ended March 31, 2014. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2014, the Corporation had a total of 2,594,281 shares held as treasury stock.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS  (Continued)

Stock Option Activity

Stock options were not granted to officers and employees during 2013 or the three months ended March 31, 2014. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2013	1,289,573	$14.63	2.9 years	$8.9
Exercised	(242,124)	15.28
Canceled	(16,459)	13.11
Expired	(646)	15.16
Outstanding shares at March 31, 2014	1,030,344	$14.50	2.8 years	$13.9
Exercisable shares at March 31, 2014	926,792	$14.90	2.7 years	$12.1

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2013	1,096,674	$13.47
Granted - Restricted Stock Units	159,013	24.76
Granted - Performance Share Units	244,582	19.91
Forfeited	(45,468)	13.37
Vested	(431,549)	11.99
Outstanding shares at March 31, 2014	1,023,252	$17.39

      The weighted average remaining term and intrinsic value of nonvested shares as of March 31, 2014 was 5.0 years and $28.6 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2013	2014
Provision for income taxes	$6.9	$3.0
Total provision as a percentage of pre-tax income	39.9%	38.4%

The decrease in our provision for income taxes as a percentage of taxable income for the three months ended March 31, 2014 compared to the comparable 2013 period was due to an increase in net favorable permanent items, including the federal Domestic Production Activities deduction.  The effective tax rates in 2014 and 2013 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $128.9 million and $125.7 million at December 31, 2013 (as adjusted) and March 31, 2014, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes the future tax benefits from net operating and capital loss carryforwards as deferred tax assets. As of March 31, 2014, the Corporation has federal net operating loss carryforwards of $5.2 million ($1.8 million tax benefit) related to a 2013 acquisition and tax benefits from state net operating loss carryforwards of $7.2 million, net of federal benefit, and valuation allowances totaling $4.1 million. The net operating losses have carryforward periods ranging from 1 to 18 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $18.2 million at December 31, 2013 and $14.2 million at March 31, 2014, net of state valuation allowances of $4.1 million.

As of December 31, 2013 and March 31, 2014, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2010 through 2012.
State tax jurisdictions generally have statutes of limitation ranging from three to five years.  The Corporation is generally no longer subject to state and local income tax examinations by tax authorities for years before 2008.  The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states.  Kindred and AmerisourceBergen are responsible for any taxes that relate to periods before July 31, 2007.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2014
Numerator:
Numerator for basic and earnings per diluted share - net income	$10.5	$4.8
Denominator:
Denominator for basic earnings per share - weighted average shares	29,566,959	29,753,024
Effective of dilutive securities (stock options, restricted stock units and performance share units)	496,778	601,043
Denominator for earnings per diluted share - adjusted weighted average shares	30,063,737	30,354,067
Basic earnings per share	$0.36	$0.16
Earnings per diluted share	$0.35	$0.16
Unexercised employee stock options and unvested shares excluded from the effect of dilutive securities above (a)	1,878,892	1,677

(a)                These unexercised employee stock options, nonvested restricted shares and performance shares that have not yet met performance conditions are not included in the computation of diluted earnings per share because to do so would be anti-dilutive for the periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation's current estimates, expectations and projections about the Corporation's future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation's possible future results of operations including revenues, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation's competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation's ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project," and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation's actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation's access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation's debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation's risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•         the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation's products and services;
•	the risk of retaining existing customers and service contracts and the Corporation's ability to attract new customers for growth of the Corporation's business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation's operations;
•	the Corporation's ability to successfully pursue the Corporation's development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation's ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries including the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation's ability, and the ability of the Corporation's customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the effects of the sequestration order issued by the Federal government in March 2013, mandating pending reductions impacting most federal programs, including Medicare;
•	the effects of changes in the interest rate on the Corporation's outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	the Corporation's ability to successfully refinance its debt arrangements to decrease interest rates;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation's control;
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;
•	elimination of, changes in, or the Corporation's failure to satisfy pharmaceutical manufacturers' rebate programs;
•	the Corporation's ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation's risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation's stock;
•	the uncertainty as to the long-term value of the Corporation's common stock;
•	the Corporation's ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation's net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation's results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation's filings with the Commission, including the "Risk Factors" set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION'S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2014, reflect the financial position, results of operations, and cash flows of the Corporation.

Unless the context otherwise requires, all references to "we," "us," "our," and "Corporation" refer to PharMerica Corporation and its subsidiaries.

Institutional Pharmacy Business

Our core business provides pharmacy products and services to residents and patients in skilled nursing facilities, nursing centers, assisted living facilities, hospitals, and other long-term alternative care settings. We purchase, repackage, and dispense prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver such medication to healthcare facilities for administration to individual patients and residents. Depending on the specific location, we service healthcare facilities typically within a radius of 120 miles or less of our pharmacy locations at least once each day. We provide 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery, and/or consultation with the facility's staff or the resident's attending physician. We also provide various supplemental healthcare services that complement our institutional pharmacy services.

We offer prescription and non-prescription pharmaceuticals to our customers through unit dose or modified unit dose packaging, dispensing, and delivery systems, typically in a 14 to 30 day supply. Unit dose medications are packaged for dispensing in individual doses as compared to bulk packaging used by most retail pharmacies. The customers we serve prefer the unit dose delivery system over the bulk delivery system employed by retail pharmacies because it improves control over the storage and ordering of drugs and reduces errors in drug administration in healthcare facilities. Nursing staff in our customers' facilities administer the pharmaceuticals to individual patients and residents. The Corporation also utilizes an on-site dispensing system, with real time data transfer between the system and the Corporation, which provides timely medication administration in emergency and first dose situations. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital's patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services business is comprised of a few customers, of which, our largest service is to the majority of the Kindred hospitals.

Consultant Pharmacist Services

Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. On September 30, 2008, the United States Department of Health and Human Services Office of Inspector General ("OIG") published OIG Supplemental Compliance Program Guidance for Nursing Homes. With quality of care being the first risk area identified, the supplemental guidance is part of a series of recent government efforts focused on improving quality of care at skilled nursing and long-term care facilities. The guidance contains compliance recommendations and an expanded discussion of risk areas. The guidance stressed that facilities must provide pharmaceutical services to meet the needs of each resident and should be mindful of potential quality of care problems when implementing policies and procedures on proper medication management. It further stated that facilities can reduce risk by educating staff on medication management and improper pharmacy kickbacks for consultant pharmacists and that facilities should review the total compensation paid to consultant pharmacists to ensure it is not structured in a way that reflects the volume or value of particular drugs prescribed or administered to residents.

We provide consultant pharmacist services to approximately 66% of our patients serviced. The services offered by our consultant pharmacists include:

·
Monthly reviews of each resident's drug regimen to assess the appropriateness and efficiency of drug therapies, including the review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results, and recommending alternative therapies;

·	Participation on quality assurance and other committees of our customers, as required or requested by such customers;
·	Monitoring and reporting on facility-wide drug utilization;
·	Development and maintenance of pharmaceutical policy and procedure manuals; and
·	Assistance with federal and state regulatory compliance pertaining to resident care.

Medical Records

The Corporation provides medical records services, which includes the completion and maintenance of medical record information for patients in the Corporation's customers' facilities. The medical records services include:

·	Real-time access to medication and treatment administration records, physician order sheets and psychotropic drug monitoring sheets;
·	Online ordering to save time and resources;
·	A customized database with the medication profiles of each resident's medication safety, efficiency and regulatory compliance;
·	Web-based individual patient records detailing each prescribed medicine; and
·	Electronic medical records to improve information to make it more legible and instantaneous.

Specialty Infusion Services

The Corporation provides specialty infusion services focused on providing complex pharmaceutical products and clinical services to patients in client facilities, hospice, and outside of hospital or nursing home settings. We offer high-touch clinical services to patients with acute or chronic conditions. The delivery of specialty infusion therapy requires comprehensive planning and monitoring which is provided through our registered nursing staff. Our nursing staff performs an initial patient assessment, provides therapy specific training and education, administers therapy and monitors for potential side effects. We also provide extensive clinical monitoring and patient follow-up to ensure patient therapy adherence and proactively manage patients' conditions. An in-network strategy facilitates easier decision-making for referral sources and provides us with the ability to pre-authorize patients, auto adjudicate, and bill electronically, enabling faster prescription turnaround.

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

We seek to maintain an on-site inventory of pharmaceuaticals and supplies to ensure delivery to our customers. ABDC maintains local distribution facilities in most geographic markets in which we operate.  In addition, we have established our own distribution center and supply many of our pharmacies with select products from that location that commenced in fourth quarter 2013.

Brand to Generic Conversions
The following table summarizes the material brand-to-generic conversions expected to occur in 2014 through 2018:

2014	2015	2016	2017
Actonel (2Q)	Namenda IR (1Q)	Advair Diskus (3Q)	Tamiflu (2Q)
Copaxone (2Q)	Diovan (1Q)	Crestor (3Q)
Renegel (2Q)	Abilify (2Q)	Azilect (4Q)
Restasis (2Q)	Fazaclo (2Q)	Humira (4Q)
Travatan Z (2Q)	Lumigan (2Q)	Seroquel XR (4Q)
Renvela (3Q)	Zyvox (2Q)	Zetia (4Q)
Celebrex (4Q)	Aggrenox (3Q)
Invega (4Q)	Gleevec (3Q)
Nexium (4Q)	Avodart (4Q)
Combvient (4Q)
Pataday (4Q)
Patanol (4Q)
(Number in parentheses refers to the expected quarter of conversion)

When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. This acceleration in the reimbursement reduction and the number of generic manufacturers have resulted in margin compression much earlier than we have historically experienced. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on the Corporation's results of operations.

Supplier and Manufacturer Rebates

We currently receive rebates from certain manufacturers and distributors of pharmaceutical products for achieving targets of market share or purchase volumes. Rebates are designed to prefer, protect, or maintain a manufacturer's products that are dispensed by the pharmacy under its formulary. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class and can be based on either purchasing volumes or actual prescriptions dispensed. Rebates for generic products are more likely to be based on achieving purchasing volume requirements.

2010 Health Care Reform Legislation

The Patient Protection and Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (combined we refer to both Acts as the "2010 Health Care Reform Legislation") were enacted in March 2010. State participation in the expansion of Medicaid under the 2010 Health Care Reform Legislation is voluntary. Three key provisions of the 2010 Health Care Reform Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit ("FUL") for drug prices and the definition of Average Manufacturer's Price ("AMP"), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the "Donut Hole," and (iii) short cycle dispensing. Regulations under the 2010 Health Care Reform Legislation are expected to continue being drafted, released, and finalized throughout the next several years.  CMS  has stated that the final AMP rule will be released in May 2014 and that AMP-based FULs will be published in July 2014.  Pending the promulgation of these regulations, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Reform Legislation.

FUL and AMP Changes

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 (the "DRA") to change the definition of the Federal Upper Limit ("FUL") by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

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

On February 2, 2012, CMS issued proposed regulations further clarifying the AMP and FUL changes described above. CMS has stated that the final AMP rule will be released in May 2014 and that AMP-based FULs will be published in July 2014.

Until CMS provides final guidance and the industry adapts to this now publicly available pricing information, the Corporation is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

Part D Coverage Gap

Starting on January 1, 2011, the Medicare Coverage Gap Discount Program (the "Program") requires drug manufacturers to provide a 50% discount on the negotiated ingredient cost to certain Medicare Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee). In addition, the 2010 Health Care Reform Legislation requires Medicare to close or eliminate the coverage gap entirely by fiscal year 2020 by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary.

At this time, the Corporation is unable to fully evaluate the impact of the changes to the coverage gap to its business.

Short Cycle Dispensing

Pursuant to the 2010 Health Care Reform Legislation, Prescription Drug Plans ("PDPs") are required, under Medicare Part D and Medicare Advantage prescription drug plans ("Medicare Advantage" or "MAPDs") to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. Pursuant to CMS issued regulation, beginning January 1, 2013, pharmacies dispensing to long-term care facilities must dispense no more than 14-day supplies of brand-name oral solid medications covered by Medicare Part D. The Corporation fully implemented short cycle dispensing on January 1, 2013. The impact of short cycle dispensing has not had a material adverse impact on the Corporation's results of operations.

Medicare Part D Proposed Changes

      In January 2014, CMS issued a proposed rule entitled "Medicare Program; Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs" (the "Proposed Rule").  The Proposed Rule prohibits a Plan Sponsor from penalizing a long-term care pharmacy for selecting efficient dispensing techniques.  For example, under the Proposed Rule, the Plan Sponsor could not prorate dispensing fees based on days' supply or quantity dispensed.

In the Proposed Rule, CMS clarifies the meaning of drug categories and classes of clinical concern for which all Part D drugs therein must be included on Part D sponsor formularies, subject to certain exceptions. CMS establishes criteria for determining which categories or classes of drugs are protected and states that anticonvulsants, antineoplastics, and antiretrovirals meet the criteria, while antidepressants, antipsychotics, and immunosuppressants do not. However, CMS deferred any change in formulary requirements for the antipsychotic class and continues to require all drugs from within that class to be on Part D formularies.  In addition, in a letter to Congress on March 10, 2014, CMS stated that it received many comments from various stakeholders and that it will not finalize these requirements at this time and until it has had a chance to further analyze the issues and discuss them with  relevant stakeholders.

In the Proposed Rule, CMS also proposes to require physicians and eligible professionals to enroll in the Medicare program in order to prescribe covered Part D drugs. CMS proposes that a prescriber or eligible professional of Part D drugs must have either an approved enrollment record in the Medicare fee-for-service program or a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor for a prescription written by a prescriber to be eligible for coverage under the Part D program. Until CMS issues final guidance, the Corporation is unable to evaluate the full impact of these proposed changes on its business.

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

The critical accounting estimates discussed below are not intended to be a comprehensive list of all of the Corporation's accounting policies that require estimates. Management believes that of the significant accounting policies, discussed in Note 1 of the condensed consolidated financial statements included in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on the condensed consolidated results of operations and financial condition of the Corporation.

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from PDP's under Medicaid Part D, long-term care institutions, respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned and the responsible paying parties are due a credit for such returns.

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements is as follows (dollars in millions):

	Amount		% of Revenues		Amount	% of Revenues
2013				2014
First Quarter	$5.3	*	1.2%	First Quarter	$5.7	1.3%
Second Quarter	5.2		1.2
Third Quarter	5.2		1.2
Fourth Quarter	6.8		1.5

*	Excludes a $0.2 million expense related to Hurricane Sandy for the First Quarter of 2013.

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2013	2014
First Quarter	41.6	37.7
Second Quarter	41.6	-
Third Quarter	39.8	-
Fourth Quarter	39.0	-

The following table shows our summarized aging categories by quarter:

	2013				2014
	First	Second	Third	Fourth	First
0 to 60 days	58.0%	58.0%	56.5%	55.5%	56.7%
61 to 120 days	15.8	18.2	18.0	18.8	17.7
Over 120 Days	26.2	23.8	25.5	25.7	25.6

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2013				2014
First Quarter	$55.8	$262.1	21.3%	First Quarter	$57.7	$243.9	23.7%
Second Quarter	54.8	249.5	22.0
Third Quarter	54.6	243.1	22.5
Fourth Quarter	56.7	256.6	22.1

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended March 31,
	2013			2014
	Amount		% of Revenues	Amount	% of Revenues
Medicare Part D		$194.0	44.1%	$202.5	44.8%
Institutional healthcare providers		137.4	31.2	114.8	25.3
Medicaid		41.8	9.5	42.9	9.5
Private and other		21.2	4.8	20.8	4.6
Insured		25.8	5.9	51.8	11.5
Medicare		3.5	0.8	4.9	1.1
Hospital management fees		16.1	3.7	14.5	3.2
Total	$	$ 439.8	100.0%	$452.2	100.0%

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

As of December 31, 2013 and March 31, 2014, our inventories on our accompanying condensed consolidated balance sheets were $110.2 million and $107.4 million, respectively.

The inventory days on hand were as follows for the periods presented:

	2013	2014
First Quarter	25.4	26.0
Second Quarter	29.6	-
Third Quarter	18.1	-
Fourth Quarter	26.2	-

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2013 (as adjusted) and March 31, 2014 was $282.2 million and $282.5 million, respectively.

As a result of the Corporation being notified during June 2013 that it will lose its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy reporting unit during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation's fair value as calculated for the step one analysis was approximately 65% greater than current book value.

There were no impairment trigger events in the first quarter of 2014.

Accounting for income taxes

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our condensed consolidated balance sheets as of December 31, 2013 and March 31, 2014 were $18.2 million and $14.2 million, respectively, including the impact of valuation allowances. Our valuation allowances for state deferred tax assets in our condensed consolidated balance sheets as of December 31, 2013 and March 31, 2014 were $4.1 million.

Definitions

Listed below are definitions of terms used by the Corporation in managing the business. The definitions are necessary to the understanding of the Management's Discussion and Analysis section of this document.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions dispensed in thousands):

	Quarter Ended
	March 31,				March 31,
	2013		Increase (Decrease)		2014
	Amount	% of Revenues			Amount	% of Revenues
Revenues	$439.8	100.0%	$12.4	2.8%	$452.2	100.0%
Cost of goods sold	355.5	80.8	16.7	4.7	372.2	82.3
Gross profit	$84.3	19.2%	$(4.3)	(5.1)%	$80.0	17.7%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,711		(1,103)	(11.4)%	8,608
Revenue per prescription dispensed	$45.29		$7.24	16.0%	$52.53
Gross profit per prescription dispensed	$8.68		$0.61	7.0%	$9.29
Gross profit margin	19.2%		(1.5)%	(7.8)%	17.7%
Generic dispensing rate	83.3%		1.2%	1.4%	84.5%

Revenues

Revenues increased $12.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the 2013 acquisitions, including the acquisition of an interest in OncoMed Specialty, LLC ("Onco"), partially offset by decreases in revenue due to the loss of Kindred Healthcare ("Kindred") on January 1, 2014. The increase of $12.4 million is comprised of an unfavorable volume variance of approximately $49.9 million or 1,103,000 less prescriptions dispensed and a favorable rate variance of approximately $62.3 million or $7.24 increase per prescription dispensed.

Gross Profit

      Gross profit for the three months ended March 31, 2014 was $80.0 million or $9.29 per prescription dispensed compared to $84.3 million or $8.68 per prescription dispensed for the three months ended March 31, 2013. Gross profit margin for the three months ended March 31, 2014 was 17.7% compared to 19.2% for the three months ended March 31, 2013. Gross profit margin was adversely impacted by lower margins on its recently acquired Onco oncology business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.2 million, or 12.6% of revenues, for the three months ended March 31, 2014 compared to $56.7 million, or 12.9% of revenues, for the three months ended March 31, 2013. The increase of $0.5 million is due to the acquisition of Onco representing a $2.3 million increase partially offset by a $1.8 million decrease for the remainder of the Corporation.  The decrease of $1.8 million is reflective the Corporation's reduction of overhead costs as part of its restructuring plan.

Depreciation and Amortization

Depreciation expense was consistent at $4.8 million for the three months ended March 31, 2014 and March 31, 2013.

Amortization expense was $4.4 million for the three months ended March 31, 2014 compared to $4.1 million for the three months ended March 31, 2013. The increase of $0.3 million is due primarily to the amortization expense recognized on intangibles acquired through the 2013 acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $1.2 million for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013. These costs were previously classified under merger, acquisition costs and other charges in the Corporation's consolidated income statement. These costs relate to the Corporation's defense  and settlement of certain governmental investigations and litigations.

Restructuring and Impairment Charges

Restructuring and impairment charges were $1.9 million for the three months ended March 31, 2014. There were no similar expenses in the comparable period of the prior year. These costs are a part of the Corporation's initiative to realign the organization in connection with the loss of two significant customers, Kindred and Golden Living. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $5.0 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily related to costs associated with prior acquisitions.

Interest Expense

Interest expense was $2.5 million for the three months ended March 31, 2014 compared to $2.6 million for the three months ended March 31, 2013. The decrease was primarily due to a lower revolving credit facility balance in the three months March 31, 2014 compared to the three months ended March 31, 2013, partially offset by higher amortization of deferred financing costs.

Tax Provision

The effective tax rate for the three months ended March 31, 2014 was 38.4%, comprised of the 35.0% federal rate, 4.0% for the state rate, and (0.6)% for permanent differences and other discrete items.  The effective rate excluding the impact of the discrete items was 37.4% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2013 was 39.9%, comprised of the 35.0% federal rate, 4.2% for the state rate, and 0.7% for permanent differences and other discrete items. The effective tax rate excluding the impact of discrete items was 40.3% for the three months ended March 31, 2013.  The decrease in the effective tax rate excluding the impact of the discrete items between the two periods was the result of an increase in net deductible permanent differences during the three months ended March 31, 2014, including the Domestic Activities Deduction partially offset by the impact of certain non-deductible employee compensation costs.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2013	2014
Net cash provided by operating activities	$47.5	$4.4
Net cash used in investing activities	(7.2)	(16.3)
Net cash (used in) provided by financing activities	(44.8)	0.4
Net change in cash and cash equivalents	(4.5)	(11.5)
Cash and cash equivalents at beginning of period	12.3	24.2
Cash and cash equivalents at end of period	$7.8	$12.7

Operating Activities – Cash provided by operating activities aggregated $4.4 million for the three months ended March 31, 2014 compared to cash provided by operating activities of $47.5 million for the three months ended March 31, 2013. The decrease in cash from operating activities is due primarily to a reduction in net income, a planned change in the Corporation's purchasing strategies, and a decrease in liabilities partially offset by a decrease in accounts receivable as a result of the collection of the Kindred receivables.

Investing Activities – Cash used in investing activities aggregated $16.3 million for the three months ended March 31, 2014 compared to $7.2 million for the three months ended March 31, 2013. The increase in cash used in investing activities is due primarily to a payment for a 2013 acquisition paid in 2014.

Financing Activities – Cash provided by financing activities aggregated $0.4 million for the three months ended March 31, 2014 compared to cash used in financing activities of $44.8 million for the three months ended March 31, 2013. The increase in cash provided by financing activities is due primarily to the decrease in revolving credit facility repayments during 2014 along with an increase in common stock issuances, partially offset by an increase in treasury stock repurchases.

Credit Agreement

On May 2, 2011, the Corporation entered into a long-term credit agreement (the "Credit Agreement") among the Corporation, the Lenders named therein, and Citibank, N.A. ("Citibank"), as Administrative Agent. The Credit Agreement consists of a $250.0 million term loan facility and a $200.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

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

The Corporation had a total of $228.1 million outstanding of term debt under the Credit Agreement and $2.8 million was outstanding under the revolving portion of the Credit Agreement as of March 31, 2014. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of March 31, 2014 was $2.3 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $194.9 million as of March 31, 2014. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $528.1 million, subject to securing additional commitments from existing or new lenders.

      The Corporation was compliant with all debt covenant requirements at March 31, 2014.

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies (the "Amended Prime Vendor Agreement") by and between ABDC, a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC. On January 25, 2013 the Corporation renegotiated its Amended Prime Vendor Agreement with AmerisourceBergen effective January 1, 2013. The First Amendment to the Amended Prime Vendor Agreement (the "First Amendment") modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016.

The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The First Amendment does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation's drug pricing under the terms of the First Amendment.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of March 31, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2014, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 177,310 shares of certain vested awards and the exercising of certain stock options for an aggregate price of approximately $4.5 million during three months ended March 31, 2014. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2014, the Corporation had a total of 2,594,281 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2013 and for the first quarter of 2014 (in millions, except where indicated):

	2013 Quarters				2014 Quarter
	First	Second	Third	Fourth	First
Revenues	$439.8	$430.8	$436.8	$450.5	$452.2
Cost of goods sold	355.5	348.2	357.6	369.4	372.2
Gross profit	84.3	82.6	79.2	81.1	80.0
Selling, general and administrative	56.7	55.5	55.5	57.6	57.2
Amortization expense	4.1	3.9	3.7	3.7	4.4
Merger, acquisition, integration costs, and other charges	2.8	2.7	1.1	1.5	5.0
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2
Restructuring and impairment charges	-	-	1.0	3.4	1.9
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-
Operating income	20.0	21.3	0.6	13.9	10.3
Interest expense, net	2.6	2.9	2.6	2.5	2.5
Income (loss) before income taxes	17.4	18.4	(2.0)	11.4	7.8
Provision for income taxes	6.9	8.2	4.2	7.0	3.0
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8

Earnings (loss) per share (1):
Basic	$0.36	$0.34	$(0.21)	$0.15	$0.16
Diluted	$0.35	$0.34	$(0.21)	$0.15	$0.16

Adjusted diluted earnings per diluted share (1)(2):	$0.46	$0.44	$0.49	$0.44	$0.37

Shares used in computing earnings (loss) per share:
Basic	29.6	29.7	29.7	29.5	29.8
Diluted	30.1	30.1	29.7	30.2	30.4

Balance sheet data:
Cash and cash equivalents	$7.8	$12.3	$52.4	$24.2	$12.7
Working capital (3)	$291.9	$291.8	$281.8	$260.3	$273.4
Goodwill (3)	$269.4	$269.4	$269.4	$282.2	$282.5
Intangible assets, net	$120.1	$116.3	$114.4	$136.3	$131.9
Total assets (3)	$840.9	$850.3	$845.1	$901.3	$869.4
Long-term debt	$271.7	$257.1	$234.4	$231.3	$230.9
Total stockholders' equity	$453.6	$465.4	$456.7	$462.5	$470.0

Supplemental information:
Adjusted EBITDA(2)	$34.6	$33.7	$33.9	$30.6	$29.7
Adjusted EBITDA Margin (2)	7.9%	7.8%	7.7%	6.8%	6.6%
Adjusted EBITDA per prescription dispensed (2)	$3.56	$3.58	$3.64	$3.30	$3.45
Net cash provided by operating activities	$47.5	$26.4	$78.1	$3.7	$4.4
Net cash used in investing activities	$(7.2)	$(7.2)	$(11.0)	$(28.3)	$(16.3)
Net cash (used in) provided by financing activities	$(44.8)	$(14.7)	$(27.0)	$(3.6)	$0.4

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,711	9,420	9,320	9,280	8,608
Revenue per prescription dispensed (5)	$45.29	$45.73	$47.18	$48.87	$52.53
Gross profit per prescription dispensed (5)	$8.68	$8.77	$8.81	$9.06	$9.29
Gross profit margin (5)	19.2%	19.2%	18.7%	18.5%	17.7%
Generic drug dispensing rate (4)	83.3%	83.3%	83.3%	83.7%	84.5%
Inventory days on hand	25.4	29.6	18.1	26.2	26.0
Revenue days outstanding	41.6	41.6	39.8	39.0	37.7

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
(2)	See "Use of Non-GAAP Measures for Measuring Quarterly Results" for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings (Loss) Per Diluted Common Share, and for Reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Condensed Consolidated Financial Statements.
(4)      Single source generic drugs, previously classified as brand drugs, are now being classified as generics for purposes of the generic dispensing calculation for all prior periods.
(5)      The third quarter 2013 amounts do not include the $2.9 million California Medicaid estimated recoupment and the fourth quarter 2013 amounts do not include the $3.0 million in settlements.  See the Corporation's Annual Report on Form 10-K for further information.

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation's debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation's discretionary use and is not intended to represent or to be used as a substitute for net income (loss) or cash flows from operating activities data as measured under U.S. generally accepted accounting principles ("GAAP"). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation's reported net income (loss) and cash flows from operating activities are significant components of the accompanying condensed consolidated income statements and cash flows and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation's calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation's net income (loss) and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions as an indicator of its core operating results. The measurement is used in concert with net income (loss) and diluted earnings (loss) per share, which measure actual earnings (loss) per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings (loss) per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for earnings (loss) per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions excluded from the earnings (loss) per diluted share are significant components of the accompanying condensed consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2013 Quarters				2014 Quarter
	First	Second	Third	Fourth	First
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8
Add:
Interest expense, net	2.6	2.9	2.6	2.5	2.5
Merger, acquisition, integration costs and other charges	2.8	2.7	1.1	1.5	5.0
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2
California Medicaid estimated recoupment	-	-	2.9	-	-
Restructuring and impairment charges	-	-	1.0	3.4	1.9
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-
Stock-based compensation and deferred compensation	2.2	1.8	2.4	2.3	2.1
Provision for income taxes	6.9	8.2	4.2	7.0	3.0
Depreciation and amortization expense	8.9	8.7	8.6	8.5	9.2
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7
Adjusted EBITDA Margin	7.9%	7.8%	7.7%	6.8%	6.6%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows
	2013 Quarters				2014 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7
Interest expense, net	(2.6)	(2.9)	(2.6)	(2.5)	(2.5)
Merger, acquisition, integration costs and other charges	(2.9)	(2.8)	(1.3)	(1.5)	(2.5)
Provision for bad debt	5.3	5.2	5.2	6.8	5.6
Amortization of deferred financing fees	0.3	0.7	0.6	0.7	0.7
Loss (gain) on disposition of equipment	-	(0.1)	0.4	0.3	(0.1)
Gain on acquisition	-	-	-	(1.3)	(0.3)
Provision for income taxes	(6.9)	(8.2)	(4.2)	(7.0)	(3.0)
Deferred income taxes	3.6	(0.7)	3.5	5.6	4.0
Changes in federal and state income tax payable (receivable)	2.9	3.2	(4.8)	(1.3)	(1.3)
Excess tax benefit from stock-based compensation	(0.2)	(0.2)	-	-	(2.7)
Changes in assets and liabilities	13.3	(1.7)	47.6	(26.5)	(23.3)
Other	0.1	0.2	(0.2)	(0.2)	0.1
Net Cash Flows Provided by Operating Activities	$47.5	$26.4	$78.1	$3.7	$4.4

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share
	2013 Quarters				2014 Quarter
	First	Second	Third	Fourth	First

Diluted earnings (loss) per share	$0.35	$0.34	$(0.21)	$0.15	$0.16
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.06	0.06	0.03	0.03	0.10
Settlement, litigation and other related charges	-	-	0.56	0.05	0.03
California Medicaid estimated recoupment	-	-	0.07	-	-
Restructuring and impairment charges	-	-	0.03	0.08	0.04
Hurricane Sandy disaster costs	0.01	(0.02)	-	(0.03)	-
Stock-based compensation and deferred compensation	0.04	0.03	0.06	0.05	0.04
Impact of discrete items on tax provision	-	0.03	(0.05)	0.11	-
Adjusted diluted earnings per share	$0.46	$0.44	$0.49	$0.44	$0.37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation previously disclosed it had reached a settlement of a complaint in the United States District Court for the Eastern District of Virginia against the Corporation's two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act ("CSA").  A stipulation for dismissal of the case was filed in January 2014. Under the settlement, the Corporation paid $1.0 million fine and will enter into a Memorandum of Agreement ("MOA") with the DEA through which it will agree to certain CSA compliance obligations. The precise terms of the MOA are currently being negotiated between the parties. In connection with the settlement, the Corporation did not admit liability for the alleged CSA violations.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business.  Also see Note 5 to the Corporation's Condensed Consolidated Financial Statements set forth in Part I.

Item 1A. Risk Factors

        There have been no material changes in our risk factors from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.  We encourage you to read these risk factors in their entirety.

Item 2. Unregistered Sales of Equity and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended March 31, 2014.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 177,310 shares of certain vested awards for an aggregate price of $4.5 million during the three months ended March 31, 2014. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
January 1, 2014 - January 31, 2014	25,011	(1)	$23.18	-	$19.7
February 1, 2014 - February 28, 2014	-		-	-	19.7
March 1, 2014 - March 31, 2014	152,299	(1)	25.82	-	19.7

(1)	The Corporation repurchased 177,310 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Board of Directors announced a share repurchase program where the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended March 31, 2014.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 1, 2014	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 1, 2014	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: May 1, 2014	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.