Form 10-Q
period 2014-06-30
PharMerica CORP
filed 2014-08-05
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ¨	Accelerated filer x	Non-accelerated filer ¨	Smaller reporting company ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ¨  Yes    x  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 25, 2014
Common stock, $0.01 par value	30,060,499 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2014
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenues	$430.8	$448.6	$870.6	$900.8
Cost of goods sold	348.2	367.1	703.7	739.3
Gross profit	82.6	81.5	166.9	161.5
Selling, general and administrative expenses	55.5	57.5	112.2	114.7
Amortization expense	3.9	4.3	8.0	8.7
Merger, acquisition, integration costs and other charges	2.7	1.5	5.5	6.5
Settlement, litigation and other related charges	0.1	26.6	0.2	27.8
Restructuring and impairment charges	-	1.2	-	3.1
Hurricane Sandy disaster costs	(0.9)	0.1	(0.3)	0.1
Operating income (loss)	21.3	(9.7)	41.3	0.6
Interest expense, net	2.9	2.3	5.5	4.8
Income (loss) before income taxes	18.4	(12.0)	35.8	(4.2)
Provision (benefit) for income taxes	8.2	(2.3)	15.1	0.7
Net income (loss)	$10.2	$(9.7)	$20.7	$(4.9)

Earnings (loss) per common share:
Basic	$0.34	$(0.32)	$0.70	$(0.16)
Diluted	$0.34	$(0.32)	$0.69	$(0.16)

Shares used in computing earnings (loss) per common share:
Basic	29,713,010	30,004,950	29,640,388	29,879,683
Diluted	30,134,944	30,004,950	30,141,730	29,879,683

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and June 30, 2014
(Unaudited)
(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	June 30,
	2013	2014

ASSETS
Current assets:
Cash and cash equivalents	$24.2	$11.1
Accounts receivable, net	199.8	188.1
Inventory	110.2	141.4
Deferred tax assets, net	36.9	35.8
Income taxes receivable	1.9	9.1
Prepaids and other assets	38.6	50.4
	411.6	435.9

Equipment and leasehold improvements	179.4	182.9
Accumulated depreciation	(117.6)	(117.8)
	61.8	65.1

Goodwill	282.7	286.9
Intangible assets, net	136.3	130.3
Other	9.3	5.2
	$901.7	$923.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79.6	$59.1
Salaries, wages and other compensation	38.7	30.7
Current portion of long-term debt	12.5	12.5
Other accrued liabilities	21.0	23.3
	151.8	125.6

Long-term debt	218.8	256.4
Other long-term liabilities	49.9	60.8
Deferred tax liabilities	18.7	18.4
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2013 and June 30, 2014	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 31,954,264 and 32,667,136 shares issued as of December 31, 2013 and June 30, 2014, respectively	0.3	0.3
Capital in excess of par value	380.2	389.7
Retained earnings	110.2	105.3
Treasury stock at cost, 2,416,971 and 2,607,869 shares at December 31, 2013 and June 30, 2014, respectively	(28.2)	(33.1)
	462.5	462.2
	$901.7	$923.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the  Three and Six Months Ended June 30, 2013 and 2014
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$10.2	$(9.7)	$20.7	$(4.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4.8	4.8	9.6	9.6
Amortization	3.9	4.3	8.0	8.7
Merger, acquisition, integration costs and other charges	-	-	-	2.5
Hurricane Sandy disaster costs	(1.0)	-	(1.6)	-
Stock-based compensation and deferred compensation	1.8	1.8	4.0	3.9
Amortization of deferred financing fees	0.7	0.6	1.0	1.3
Deferred income taxes	(0.7)	(3.3)	2.9	0.7
Gain on disposition of equipment	(0.1)	-	(0.1)	(0.1)
Gain on acquisition/disposition	-	-	-	(0.3)
Other	0.2	-	0.3	0.1
Change in operating assets and liabilities:
Accounts receivable, net	11.5	(1.0)	10.3	12.1
Inventory	(13.0)	(34.0)	22.5	(31.2)
Prepaids and other assets	(2.4)	(9.0)	1.0	(11.1)
Accounts payable	4.7	1.3	(7.9)	(20.5)
Salaries, wages and other compensation	2.1	(3.2)	(2.7)	(7.9)
Other accrued and other long-term liabilities	0.7	24.2	0.2	22.3
Change in income taxes payable (receivable)	3.2	(2.8)	6.1	(4.1)
Excess tax benefit from stock-based compensation	(0.2)	(0.5)	(0.4)	(3.2)
Net cash provided by (used in) operating activities	26.4	(26.5)	73.9	(22.1)

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(7.3)	(6.8)	(14.0)	(12.8)
Acquisitions, net of cash acquired	-	(6.9)	(0.5)	(17.6)
Cash proceeds from sale of assets	0.1	0.1	0.1	0.1
Cash proceeds from dispositions	-	-	-	0.4
Net cash used in investing activities	(7.2)	(13.6)	(14.4)	(29.9)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.2)	(3.2)	(6.3)	(6.3)
Net activity of long-term revolving credit facility	(11.6)	41.1	(52.1)	43.9
Issuance of common stock	0.3	0.5	0.4	3.0
Treasury stock at cost	(0.1)	(0.4)	(1.9)	(4.9)
Excess tax benefit from stock-based compensation	0.2	0.5	0.4	3.2
Other	(0.3)	-	-	-
Net cash (used in) provided by financing activities	(14.7)	38.5	(59.5)	38.9

Change in cash and cash equivalents	4.5	(1.6)	-	(13.1)
Cash and cash equivalents at beginning of period	7.8	12.7	12.3	24.2

Cash and cash equivalents at end of period	$12.3	$11.1	$12.3	$11.1

Supplemental information:
Cash paid for interest	$2.3	$1.9	$4.6	$3.7
Cash paid for taxes	$5.9	$4.3	$6.4	$4.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5
Net loss				(4.9)		(4.9)
Exercise of stock options and tax components of stock-based awards, net	251,335	-	6.0	-	-	6.0
Vested restricted stock units	261,900	-	-	-	-	-
Vested performance stock units	199,637	-	-	-	-	-
Treasury stock at cost	(190,898)	-	-	-	(4.9)	(4.9)
Stock-based compensation -non-vested restricted stock	-	-	3.1	-	-	3.1
Stock-based compensation -stock options	-	-	0.4	-	-	0.4
Balance at June 30, 2014	30,059,267	$0.3	$389.7	$105.3	$(33.1)	$462.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the "Corporation") is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 93 institutional pharmacies, 14 specialty infusion pharmacies, and 5 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 83 hospitals in the United States.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The financial liabilities recorded at fair value at December 31, 2013 and June 30, 2014 are set forth in the tables below (dollars in millions):

As of December 31, 2013	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liabilities
Deferred Compensation Plan	$(6.9)	$-	$(6.9)	$-		A
Contingent Consideration	(0.7)	-	-	(0.7)		C
Mandatorily Redeemable Interest	(8.2)	-	-	(8.2)		C
As of June 30, 2014	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liabilities
Deferred Compensation Plan	$(7.9)	$-	$(7.9)	$-		A
Contingent Consideration	(1.8)	-	-	(1.8)		C
Mandatorily Redeemable Interest	(8.0)	-	-	(8.0)		C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for investments in phantom shares of certain available investment options, primarily mutual funds. This liability is classified as other long-term liabilities in the accompanying condensed consolidated balance sheet.

The contingent consideration represents future earn-outs associated with the Corporation's acquisition of an institutional pharmacy business purchased in 2013 and an infusion business purchased in 2014. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement. This liability is classified as other long-term liabilities in the accompanying condensed consolidated balance sheet.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and was measured at fair value as of December 31, 2013 and June 30, 2014. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data. This liability is classified as other long-term liabilities in the accompanying condensed consolidated balance sheet.

There were no transfers between the three-tier fair value hierarchy levels during the periods presented.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these instruments. The Corporation's debt approximates fair value due to the terms of the interest being set at variable market interest rates (Level 2).

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

The Corporation has an established a process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation's aging accounts receivable. This review is focused primarily on trends in private and other payers, PDP's, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation's long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation's policies.

        The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31,	June 30,
	2013	2014
Institutional healthcare providers	$160.9	$156.8
Medicare Part D	31.1	26.8
Private payer and other	30.1	28.0
Insured	20.0	22.0
Medicaid	11.9	12.4
Medicare	2.5	2.4
Allowance for doubtful accounts	(56.7)	(60.3)
	$199.8	$188.1

0 to 60 days	55.5%	53.9%
61 to 120 days	18.8	17.3
Over 120 days	25.7	28.8
	100.0%	100.0%
      The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2013	$56.4	$22.7	$(22.4)	$56.7
Six months ended June 30, 2014	$56.7	$11.3	$(7.7)	$60.3

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation's policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As a result of the Corporation being notified during June 2013 that it will lose its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation's fair value as calculated for the step one analysis was approximately 65% greater than current book value.

There were no impairment triggers in the first or second quarters of 2014.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations as required by facts and circumstances in the various regulatory environments. Deferred tax assets and liabilities are more fully described in Note 9.

Mandatorily Redeemable Interest

The Corporation acquired 37.5% of the membership interests of OncoMed Specialty, LLC ("Onco") while also obtaining control of the business. As further discussed in Note 2, the subsidiary is consolidated in the Corporation's condensed consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the condensed consolidated balance sheets.

Measurement Period Adjustments

For the six months ended June 30, 2014, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2013 as a result of measurement period adjustments related to the 2013 Acquisitions (See Note 2).

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Corporation on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Corporation is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2—ACQUISITIONS

2014 Acquisitions

During the six months ended June 30, 2014, the Corporation completed two acquisitions, one of a long-term care business and one of an infusion business ("2014 Acquisitions"), neither of which were, individually or in the aggregate significant to the Corporation. The 2014 Acquisitions required cash payments of approximately $6.9 million. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $4.2 million and $2.7 million, respectively. The net assets and operating results of the 2014 Acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2014 Acquisitions, representing payments originating from an earn-out provision of the infusion acquisition, were $1.1 million as of June 30, 2014.

2013 Acquisitions

During the year ended December 31, 2013, the Corporation completed five acquisitions of long-term care businesses (the "2013 Acquisitions"), none of which were, individually or in the aggregate significant to the Corporation. The 2013 Acquisitions of businesses required cash payments of approximately $25.8 million, of which $10.4 million was paid in 2014. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $8.0 million and $10.3 million, respectively. The net assets and operating results of acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2013 Acquisitions, representing payments originating from earn-out provisions, were $0.7 million as of December 31, 2013 and June 30, 2014.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 2—ACQUISITIONS (Continued)
On December 6, 2013, the Corporation through one of its wholly owned subsidiaries, acquired 37.5% of the issued share capital of Onco for $10.8 million, net of cash acquired. The Corporation's primary purpose in acquiring Onco was to continue to expand pharmacy services through the addition of specialty pharmacy services. The total purchase price of Onco was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 6, 2013. The excess of the purchase price over the fair values of the net tangible and identifiable intangible assets of $17.3 million was recorded as goodwill of $5.3 million. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. Provisions in the acquisition agreement include a mandatorily redeemable interest whereby the Corporation is required to purchase the remaining capital of Onco on the fifth anniversary of the agreement, if not purchased earlier under the provisions of the acquisition agreement. The Corporation is accounting for the mandatorily redeemable interest of $8.0 million as a debt obligation and subsequently measuring that obligation at fair value. Changes in the fair value of the related debt will be recorded as interest expense in our condensed consolidated statements of operations for the respective periods. In addition, net operating profit or loss of Onco subsequent to the acquisition is recognized based upon the Corporation's 37.5% ownership interest with the remaining 62.5% representing an adjustment to the debt obligation and interest expense in the Corporation's condensed consolidated financial statements.

Total measurement period adjustments for the six months ended June 30, 2014 related to the 2013 Acquisitions and Onco were $0.1 million net adjustment to goodwill.

Pro forma financial statements are not presented on the 2013 and 2014 acquisitions as the results are not material to the Corporation's condensed consolidated financial statements.
Other

For the three months ended June 30, 2013 and June 30, 2014, the Corporation incurred $0.6 million and $0.1 million, respectively, and $2.0 million and $0.2 million for the six months ended June 30, 2013 and June 30, 2014, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges .

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2013, as adjusted, and June 30, 2014 the carrying amount of goodwill was $282.7 million and $286.9 million, respectively.

The following table presents the components of the Corporation's intangible assets (dollars in millions):

	(As Adjusted)
	Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2013	Additions	June 30, 2014
Customer relationships	$121.2	$0.2	$121.4
Trade name	60.2	2.1	62.3
Non-compete agreements	16.9	0.4	17.3
Sub Total	198.3	2.7	201.0
Accumulated amortization	(62.0)	(8.7)	(70.7)
Net intangible assets	$136.3	$(6.0)	$130.3

Amortization expense relating to finite-lived intangible assets was $3.9 million and $4.3 million for the three months ended June 30, 2013 and 2014, respectively. Amortization expense relating to finite-lived intangible assets was $8.0 million and $8.7 million for the six months ended June 30, 2013 and 2014, respectively.

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

As of June 30, 2014, $225.0 million was outstanding under the term loan facility and $43.9 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on June 30, 2016, at which time the commitments of the Lenders to make revolving loans also expire.

 The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,	June 30,
Credit Agreement:	2013	2014
Term Debt - payable to lenders at LIBOR plus applicable margin (2.65% as of June 30, 2014), matures June 30, 2016	$231.3	$225.0
Revolving Credit Facility payable to lenders, interest at base rate plus applicable margin (4.75% as of June 30, 2014) and at LIBOR plus applicable margin (2.65% as of June 30, 2014), matures June 30, 2016	-	43.9
Total debt	231.3	268.9
Less: Current portion of long-term debt	12.5	12.5
Total long-term debt	$218.8	$256.4

The Corporation's indebtedness has the following maturities for the remaining life of the Credit Agreement (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2014	$6.3	$-	$6.3
2015	112.5	-	112.5
2016	106.2	43.9	150.1
	$225.0	$43.9	$268.9

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 4—CREDIT AGREEMENT (Continued)
The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2014 was $2.3 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $153.8 million as of June 30, 2014. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $525.0 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at June 30, 2014.

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

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention. The first complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the CSA. It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act (the "FCA"). The Corporation has moved to dismiss the government's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision. The second complaint alleges that the Corporation submitted false claims to Medicare Part D and to Medicaid for drugs in connection with which the Corporation allegedly received kickbacks from the manufacturer in the form of market share rebates and other remuneration, all in violation of the Federal Anti Kickback Statute (the "AKS/FCA" claims). The second complaint also includes a claim by the relator under the retaliatory termination provisions of the FCA. The government declined to intervene in the AKS/FCA claims and the relator thereafter moved, with the government's permission, to dismiss the AKS/FCA claims, which motion the Court has granted. The relator is independently pursuing the retaliatory termination claims. The Corporation has moved to dismiss the relator's complaint for failure to state a claim upon which relief may be granted and is awaiting the Court's decision. The Corporation intends to vigorously defend itself in both matters.

On October 29, 2013, a complaint was filed in the United States District Court for the Southern District of Florida by Pines Nursing Homes (77), Inc.  This is a putative class action brought on behalf of individuals or entities who have received facsimile communications from the Corporation that are purportedly promoting the Corporation's goods and/or services.  The Complaint was filed in the United States District Court, Southern District of Florida on October 29, 2013.  The Complaint alleged that the Corporation sent unsolicited advertisements by facsimile, and that such communications did not include an opt-out clause, all in violation of the Telephone Consumer Protection Act ("TCPA").  The Complaint does not specify the amount of damages sought, but the TCPA provides a statutory remedy of $500 per facsimile communication sent in violation of the statute, which may be trebled in the event that a party acts with willfulness.  The Corporation disputes that all of the facsimile communications at violate the TCPA, and intends to vigorously defend the litigation.

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and thus the dispenses were not eligible for payment and therefore that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments have declined to intervene in this case. The case therefore has been unsealed and the relator served the Second Amended Complaint on the Corporation. The Corporation has moved to dismiss the complaint. The Corporation intends to defend the case vigorously.

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

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The U.S. Government and the various states declined to intervene in the case.  On April 7, 2014, the Corporation moved to dismiss the complaint and on July 23, 2014, the motion was denied.  The Corporation intends to vigorously defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with this investigation and believes it has complied with all applicable laws and regulations . On May 29, 2014, the United States District Court for the Western District of Virginia entered an order unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-0008, and the United States' Notice of Intervention in the cases. The complaints allege violations of the False Claims Act  from activities in connection with agreements the Corporation had with the manufacturer of the pharmaceutical Depakote that allegedly violated the Anti-Kickback Statute. The Corporation believes the allegations are meritless and intends to vigorously defend itself.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At June 30, 2014, the Corporation had accrued approximately $44.4 million related to the legal actions and investigations.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)
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

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. CMS continues to release monthly data and a three-month rolling average and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

The Office of Information and Regulatory Affairs website states that the final AMP will not be finalized in July 2014 as previously announced and provides no date for when the final rule will be released.  CMS will continue to post draft monthly FULs.  The Corporation will continue to analyze the draft monthly, including the relationship of those FULs to the National Average Drug Acquisition pricing.

Medicare Part D Changes

In a May 23, 2014 Final Rule entitled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a requirement that effective June 1, 2015, all prescribers of Part D covered drugs must be enrolled as Medicare providers (or be granted a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor) in order for a claim to be covered under Medicare Part D. CMS also finalized several specific requirements to reduce prescriber fraud, waste, and abuse. The Corporation is unable to evaluate the full impact of these changes on its business at this time.

Acquisitions

The Corporation has historically acquired the stock or assets of businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers' compensation liabilities, previous tax liabilities, and unacceptable business practices. Although the Corporation institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Corporation will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. While the Corporation generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. In the ordinary course of business, the Corporation enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as business acquisitions and disposals of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, tax matters, as well as customer, third party payer, supplier, and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $2.7 million and $1.5 million for the three months ended June 30, 2013 and 2014, respectively, and $5.5 million and $6.5 million for the six months ended June 30, 2013 and 2014, respectively.

The merger, integration costs and other charges component for the three months ended June 30, 2013 and 2014 were $2.1 million and $1.4 million, respectively, and $3.5 million and $6.3 million for the six months ended June 30, 2013 and 2014, respectively. These costs primarily represent employee related and facility costs associated with consolidating past acquisitions.  The acquisition related costs component for the three months ended June 30, 2013 and 2014 were $0.6 million and $0.1 million, respectively, and $2.0 million and $0.2 million for the six months ended June 30, 2013 and 2014, respectively. These costs primarily represent professional fees associated with current and future acquisitions.

NOTE 7—RESTRUCTURING COSTS AND OTHER CHARGES

In July 2013, the Corporation commenced the implementation of its restructuring plan as a result of the loss of two of the Corporation's significant customers, Kindred Healthcare ("Kindred") and Golden Living. The plan is a major initiative primarily designed to optimize operational efficiency while ensuring that the Corporation remains well-positioned to serve its' clients and achieve sustainable, long-term growth.  The Corporation's restructuring plan includes steps to rightsize its cost structure by adjusting its workforce and facility plans to reflect anticipated business needs.

The Corporation recorded restructuring costs and other related charges of approximately $1.2 million and $3.1 million during the three months ended June 30, 2014 and six months ended June 30, 2014, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at			Balance at
	December 31, 2013	Accrual	Utilized Amounts	June 30, 2014
Employee Severance and related costs	$1.8	$2.0	$(3.0)	$0.8
Facility costs	0.8	1.1	(0.5)	1.4
	$2.6	$3.1	$(3.5)	$2.2

The liability at June 30, 2014 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and severance costs).

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of June 30, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory  requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2014, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 190,898 shares of certain vested awards for an aggregate price of approximately $4.9 million during the six months ended June 30, 2014. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2014, the Corporation had a total of 2,607,869 shares held as treasury stock.

Stock Option Activity

Stock options were not granted to officers and employees during 2013 or the six months ended June 30, 2014. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2013	1,289,573	$14.63	2.9 years	$8.9
Exercised	(251,335)	14.73
Canceled	(84,541)	12.99
Expired	(646)	15.16
Outstanding shares at June 30, 2014	953,051	$14.63	2.6 years	$13.3
Exercisable shares at June 30, 2014	852,284	$15.07	2.4 years	$11.5

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)
Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2013	1,096,674	$13.47
Granted - Restricted Stock Units	192,669	25.53
Granted - Performance Share Units	243,838	19.89
Forfeited	(67,771)	14.76
Vested	(461,537)	12.25
Outstanding shares at June 30, 2014	1,003,873	$17.82

The weighted average remaining term and intrinsic value of nonvested shares as of June 30, 2014 was 1.9 years and $28.7 million, respectively.

 NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014		2013	2014
Provision (benefit) for income taxes	$8.2	$(2.3)		$15.1	$0.7
Total provision as a percentage of pre-tax income (loss)	44.2%	NM	*	42.1%	NM	*
*NM - Not Meaningful

The provision for income taxes for the six months ended June 30, 2014 was significantly impacted by the Corporation's $26.6 million of additional legal charges during the three months ended June 30, 2014. The Corporation has concluded that the additional charges will be partially non-tax deductible and has accounted for the absence of a tax benefit as a discrete item in the second quarter.  The partial non-deductibility of the charges resulted in an increase in the six month tax provision of approximately $2.0 million.  Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charges would have been 37.5%.  The decrease in the rate, after excluding the impact of the discrete items was a result of net deductible permanent differences, including the federal Domestic Production Activities deduction. The effective tax rate in 2013 was higher than the federal statutory rate as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $129.2 million and $123.1 million at December 31, 2013 (as adjusted) and June 30, 2014, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of June 30, 2014, the Corporation has $5.2 million ($1.8 million tax benefit) of federal net operating loss carryforwards recorded related to a 2013 acquisition. The Corporation's ability to utilize these loss carryovers is limited by Section 382, but the Corporation expects that it will be able to use the full amount of the carryforwards and has not recorded any valuation allowance for the associated deferred tax asset. The Corporation has state net operating loss carryforwards representing a tax benefit of $7.2 million and valuation allowances totaling $4.1 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $18.2 million at December 31, 2013 and $17.4 million at June 30, 2014, net of state valuation allowances of $4.1 million.

As of December 31, 2013 and June 30, 2014, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

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

NOTE 10—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014		2013	2014
Numerator:
Numerator for basic and earnings (loss) per diluted share - net income (loss)	$10.2	$(9.7)		$20.7	$(4.9)
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	29,713,010	30,004,950		29,640,388	29,879,683
Effective of dilutive securities (stock options, restricted stock units and performance share units)	421,934	-		501,342	-
Denominator for earnings (loss) per diluted share - adjusted weighted average shares	30,134,944	30,004,950	(b)	30,141,730	29,879,683	(b)
Basic earnings (loss) per share	$0.34	$(0.32)		$0.70	$(0.16)
Earnings (loss) per diluted share	$0.34	$(0.32	)(b)	$0.69	$(0.16	)(b)
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)(b)	1,546,348	486,208		1,706,682	488,943

(a)            These unexercised employee stock options, unvested restricted shares and performance shares that have not yet met performance conditions are not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive for the periods presented.

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

(b)            The diluted loss per share for the three and six months ended June 30, 2014 does not include the effects of potential common shares because their inclusion would be anti-dilutive due to the net loss for the periods.

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

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2014, reflect the financial position, results of operations, and cash flows of the Corporation.

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

We provide consultant pharmacist services to approximately 67% of our patients serviced. The services offered by our consultant pharmacists include:

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

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure delivery to our customers. ABDC maintains local distribution facilities in most geographic markets in which we operate.  In addition, we have established our own distribution center and supply many of our pharmacies with select products from that location that commenced in the fourth quarter of 2013.

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2014 through 2017:

2014	2015	2016	2017
Actonel (3Q)	Abilify (2Q)	Advair Diskus (3Q)	Tamiflu (2Q)
Copaxone (3Q)	Fazaclo (2Q)	Crestor (3Q)
Diovan (3Q)	Zyvox (2Q)	Azilect (4Q)
Nasonex (3Q)	Aggrenox (3Q)	Humira (4Q)
Nuedexta (3Q)	Namenda IR (3Q)	Seroquel XR (4Q)
Renagel (3Q)	Gleevec (3Q)	Zetia (4Q)
Renvela (3Q)	Qvar (3Q)
Restasis (3Q)	Avodart (4Q)
Celebrex (4Q)	Combivent (4Q)
Invega (4Q)	Pataday (4Q)
Nexium (4Q)	Patanol (4Q)
Voltaren (4Q)

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

2010 Health Care Reform Legislation

The Patient Protection and Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (combined we refer to both Acts as the "2010 Health Care Reform Legislation") were enacted in March 2010. State participation in the expansion of Medicaid under the 2010 Health Care Reform Legislation is voluntary. Three key provisions of the 2010 Health Care Reform Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit ("FUL") for drug prices and the definition of Average Manufacturer's Price ("AMP"), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the "Donut Hole," and (iii) short cycle dispensing. Regulations under the 2010 Health Care Reform Legislation are expected to continue being drafted, released, and finalized throughout the next several years. The Office of Information and Regulatory Affairs website states that the final AMP rule was expected June 2014, but to date has not been released. Further, CMS has stated that AMP-based FULs will not be published in July 2014 as previously announced. Pending the promulgation of these regulations, the Corporation is unable to fully evaluate the impact of the 2010 Health Care Reform Legislation.

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

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. CMS continues to release monthly data and a three-month rolling average and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

The Office of Information and Regulatory Affairs website states that the final AMP will not be finalized in July 2014 as previously announced and provides no date for when the final rule will be released. CMS will continue to post draft monthly FULs. The Corporation will continue to analyze the draft monthly, including the relationship of those FULs to the National Average Drug Acquisition pricing.

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

Medicare Part D Changes

In a May 23, 2014 Final Rule entitled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a requirement that, effective June 1, 2015, all prescribers of Part D covered drugs must be enrolled as Medicare providers (or be granted a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor) in order for a claim to be covered under Medicare Part D. CMS also finalized several specific requirements to reduce prescriber fraud, waste, and abuse. The Corporation is unable to evaluate the full impact of these changes on its business at this time.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated statements of operations is as follows (dollars in millions):

	Amount		% of Revenues		Amount	% of Revenues
2013				2014
First Quarter	$5.3	*	1.2%	First Quarter	$5.6	1.2%
Second Quarter	5.2		1.2	Second Quarter	5.7	1.3%
Third Quarter	5.2		1.2
Fourth Quarter	6.8		1.5

*	Excludes a $0.2 million expense related to Hurricane Sandy for the First Quarter of 2013.

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2013	2014
First Quarter	41.6	37.7
Second Quarter	41.6	37.0
Third Quarter	39.8	-
Fourth Quarter	39.0	-

The following table shows our summarized aging categories by quarter:

	2013				2014
	First	Second	Third	Fourth	First	Second
0 to 60 days	58.0%	58.0%	56.5%	55.5%	56.7%	53.9%
61 to 120 days	15.8	18.2	18.0	18.8	17.7	17.3
Over 120 Days	26.2	23.8	25.5	25.7	25.6	28.8

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2013				2014
First Quarter	$55.8	$262.1	21.3%	First Quarter	$57.7	$243.9	23.7%
Second Quarter	54.8	249.5	22.0	Second Quarter	60.3	248.4	24.3
Third Quarter	54.6	243.1	22.5
Fourth Quarter	56.7	256.6	22.1

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2014		2013		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$202.5	47.0%	$201.1	44.8%	$396.5	45.6%	$403.6	$44.8%
Institutional healthcare providers	128.7	29.9	112.1	25.0	266.1	30.6	226.9	25.2
Medicaid	38.0	8.8	40.5	9.0	79.7	9.2	83.4	9.3
Private and other	16.7	3.9	18.7	4.2	37.8	4.3	39.5	4.4
Commerical insurer	25.1	5.8	56.5	12.6	50.9	5.8	108.3	12.0
Medicare	3.8	0.9	5.5	1.2	7.4	0.8	10.4	1.1
Hospital management fees	16.0	3.7	14.2	3.2	32.2	3.7	28.7	3.2
Total	$430.8	100.0%	$448.6	100.0%	$870.6	100.0%	$900.8	100.0%

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy, specialty infusion locations, and specialty oncology pharmacies. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state boards of pharmacy. All other inventory is maintained on a periodic system, through the performance of, at a minimum, physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns.

As of December 31, 2013 (as adjusted) and June 30, 2014, our inventories on our accompanying condensed consolidated balance sheets were $110.2 million and $141.4 million, respectively.

The inventory days on hand were as follows for the periods presented:

	2013	2014
First Quarter	25.4	26.0
Second Quarter	29.6	35.0
Third Quarter	18.1	-
Fourth Quarter	26.2	-

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2013 (as adjusted) and June 30, 2014 was $282.7 million and $286.9 million, respectively.

As a result of the Corporation being notified during the quarter ended June 30, 2013 that it will lose its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation's fair value as calculated for the step one analysis was approximately 65% greater than current book value.

There were no impairment triggers in the first and second quarters of 2014.

Accounting for income taxes

The provision for income taxes for the six months ended June 30, 2014 was significantly impacted by the Corporation's $26.6 million of additional legal charges during the three months ended June 30, 2014. The Corporation has concluded that the additional charges will be partially non-tax deductible and has accounted for the absence of a tax benefit as a discrete item in the second quarter.  The partial non-deductibility of the charges resulted in an increase in the six month tax provision of approximately $2.0 million.  Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charges would have been 37.5%.  The decrease in the rate, after excluding the impact of the discrete items was a result of net deductible permanent differences, including the federal Domestic Production Activities deduction. The effective tax rate in 2013 was higher than the federal statutory rate as a result of the combined impact of state and local taxes and various non-deductible expenses.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription, and prescriptions dispensed in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		Increase (Decrease)		2014		2013		Increase (Decrease)		2014
	Amount	% of Revenues			Amount	% of Revenues	Amount	% of Revenues			Amount	% of Revenues
Revenues	$430.8	100.0%	$17.8	4.1%	$448.6	100.0%	$870.6	100.0%	$30.2	3.5%	$900.8	100.0%
Cost of goods sold	348.2	80.8	18.9	5.4	367.1	81.8	703.7	80.8	35.6	5.1	739.3	82.1
Gross profit	$82.6	19.2%	$(1.1)	(1.3)%	$81.5	18.2%	$166.9	19.2%	$(5.4)	(3.2)%	$161.5	17.9%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,420		(1,009)	(10.7)%	8,411		19,132		(2,113)	(11.0)%	17,019
Revenue per prescription dispensed	$45.73		$7.60	16.6%	$53.33		$45.50		$7.43	16.3%	$52.93
Gross profit per prescription dispensed	$8.77		$0.92	10.5%	$9.69		$8.72		$0.77	8.8%	$9.49
Gross profit margin	19.2%		(1.0)%	(5.2)%	18.2%		19.2%		(1.3)%	(6.8)%	17.9%
Generic dispensing rate	83.3%		1.7%	2.0%	85.0%		83.3%		1.4%	1.7%	84.7%

Revenues

Revenues increased $17.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the 2013 acquisitions, including the acquisition of OncoMed Specialty, LLC ("Onco"), partially offset by decreases in revenue due to the loss of Kindred Healthcare ("Kindred") as a customer on January 1, 2014. The increase of $17.8 million is comprised of a favorable rate variance of approximately $63.9 million or $7.60 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $46.1 million or 1,009,000 less prescriptions dispensed.  The increase in revenue per prescription dispensed is due to the Onco acquisition along with brand inflation.

Revenues increased $30.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the 2013 acquisitions, including the acquisition of Onco, partially offset by decreases in revenue due to the loss of Kindred. The increase of $30.2 million is comprised of a favorable rate variance of approximately $126.4 million or $7.43 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $96.2 million or 2,113,000 less prescriptions dispensed. The increase in revenue per prescription dispensed is due to the Onco acquisition along with brand inflation.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $81.5 million or $9.69 per prescription dispensed compared to $82.6 million or $8.77 per prescription dispensed for the three months ended June 30, 2013. Gross profit margin for the three months ended June 30, 2014 was 18.2% compared to 19.2% for the three months ended June 30, 2013. While gross profit margin was adversely impacted by lower margins on the Corporation's Onco oncology business, the gross profit per prescription dispensed is favorably impacted by the acquisition of Onco on December 6, 2013.

Gross profit for the six months ended June 30, 2014 was $161.5 million or $9.49 per prescription dispensed compared to $166.9 million or $8.72 per prescription dispensed for the six months ended June 30, 2013. Gross profit margin for the six months ended June 30, 2014 was 17.9% compared to 19.2% for the six months ended June 30, 2013. While gross profit margin was adversely impacted by lower margins on the Corporation's Onco oncology business, the gross profit per prescription dispensed is favorably impacted by the acquisition of Onco on December 6, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.5 million for the three months ended June 30, 2014 compared to $55.5 million for the three months ended June 30, 2013. Selling, general and administrative expenses were $114.7 million for the six months ended June 30, 2014 compared to $112.2 million for the six months ended June 30, 2013. The increases are due primarily to the Onco acquisition, without which selling, general and administrative expenses would have decreased.

Depreciation and Amortization

Depreciation expense was consistent at $4.8 million for both the three months ended June 30, 2014 and 2013  and $9.6 million for both the six months ended June 30, 2014 and 2013.

Amortization expense was $4.3 million for the three months ended June 30, 2014 compared to $3.9 million for the three months ended June 30, 2013. The increase of $0.4 million is due primarily to the amortization expense recognized on intangibles acquired through the 2013 acquisitions.

Amortization expense was $8.7 million for the six months ended June 30, 2014 compared to $8.0 million for the six months ended June 30, 2013. The increase of $0.7 million is due primarily to the amortization expense recognized on intangibles acquired through the 2013 acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $26.6 million for the three months ended June 30, 2014 compared to $0.1 million for the three months ended June 30, 2013 and were $27.8 million for the six months ended June 30, 2014 compared to $0.2 million six months ended June 30, 2013. These costs were previously classified under merger, acquisition, and other charges in the Corporation's consolidated statements of operations. These costs relate to the Corporation's defense and reserves for certain governmental investigations and other litigations.

Restructuring and Impairment Charges

Restructuring and impairment charges were $1.2 million and $3.1 million for the three and six months ended June 30, 2014, respectively. There were no similar expenses in the comparable periods of the prior year. These costs are a part of the Corporation's initiative to realign the organization as a result of the loss of Kindred. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $1.5 million for the three months ended June 30, 2014 compared to $2.7 million for the three months ended June 30, 2013. These costs decreased as the prior year amount included payments to a former executive officer related to a separation agreement.

Merger, acquisition, integration costs and other charges were $6.5 million for the six months ended June 30, 2014 compared to $5.5 million for the six months ended June 30, 2013. These costs increased primarily due to a post acquisition payment made in 2014 related to a 2010 acquisition.

Interest Expense

Interest expense was $2.3 million for the three months ended June 30, 2014 compared to $2.9 million for the three months ended June 30, 2013 and was $4.8 million for the six months ended June 30, 2014 compared to $5.5 million for the six months ended June 30, 2013. The decreases were primarily due to lower interest rates, along with a lower amount outstanding on the term loan partially offset by an increase in revolver borrowings.

Tax Provision

The provision for income taxes for the six months ended June 30, 2014 was significantly impacted by the Corporation's $26.6 million of additional legal charges during the three months ended June 30, 2014 further discussed in Note 5. The Corporation has concluded that the additional charges will be partially non-tax deductible and has accounted for the absence of a tax benefit as a discrete item in the second quarter.  The partial non-deductibility of the charges resulted in an increase in the six month tax provision of approximately $2.0 million.  Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charges would have been 37.5%.  The decrease in the rate, after excluding the impact of the discrete items was a result of net deductible permanent differences, including the federal Domestic Production Activities deduction. The effective tax rate in 2013 was higher than the federal statutory rate as a result of the combined impact of state and local taxes and various non-deductible expenses.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net cash provided by (used in) operating activities	$26.4	$(26.5)	$73.9	$(22.1)
Net cash used in investing activities	(7.2)	(13.6)	(14.4)	(29.9)
Net cash (used in) provided by financing activities	(14.7)	38.5	(59.5)	38.9
Net change in cash and cash equivalents	4.5	(1.6)	-	(13.1)
Cash and cash equivalents at beginning of period	7.8	12.7	12.3	24.2
Cash and cash equivalents at end of period	$12.3	$11.1	$12.3	$11.1

Operating Activities – Cash used in operating activities aggregated $26.5 million and $22.1 million for the three and six months ended June 30, 2014, respectively, compared to cash provided by operating activities of $26.4 million and $73.9 million for the three and six months ended June 30, 2013, respectively. The decrease in cash from operating activities is due primarily to the Corporation's inventory purchasing strategies.

Investing Activities – Cash used in investing activities aggregated $13.6 million and $29.9 million for the three and six months ended June 30, 2014, respectively, compared to $7.2 million and $14.4 million for the three and six months ended June 30, 2013, respectively. The increase in cash used in investing activities is due primarily to a payment for a 2013 acquisition paid in 2014 along with two acquisitions in the second quarter of 2014.

Financing Activities – Cash provided by financing activities aggregated $38.5 million and $38.9 million for the three and six months ended June 30, 2014, respectively, compared to cash used in financing activities of $14.7 million and $59.5 million for the three and six months ended June 30, 2013, respectively. The increase in cash provided by financing activities is due primarily to the increase borrowings on the Corporation's revolving credit facility during 2014 to support the Corporation's purchasing strategies and its acquisition activity along with an increase in common stock issuances associated with employer incentive programs and a tax benefit from stock-based compensation, partially offset by an increase in treasury stock repurchases.

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

The Corporation had a total of $225.0 million outstanding of term debt under the Credit Agreement and $43.9 million outstanding under the revolving portion of the Credit Agreement as of June 30, 2014. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2014 was $2.3 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $153.8 million as of June 30, 2014. The revolving credit facility contains a $100.0 million accordion feature, which permits the Corporation to increase the total debt capacity, up to an aggregate of $525.0 million, subject to securing additional commitments from existing or new lenders.

The Corporation was compliant with all debt covenant requirements at June 30, 2014.

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

The Corporation also obtains pharmaceutical and other products from contracts negotiated directly with pharmaceutical manufacturers for discounted prices. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

The Corporation seeks to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of June 30, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2014, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 190,898 shares of certain vested awards and and the exercising of certain stock options for an aggregate price of approximately $4.9 million during the six months ended June 30, 2014. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2014, the Corporation had a total of 2,607,869 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2013 and for the first and second quarter of 2014 (in millions, except where indicated):

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$439.8	$430.8	$436.8	$450.5	$452.2	$448.6
Cost of goods sold	355.5	348.2	357.6	369.4	372.2	367.1
Gross profit	84.3	82.6	79.2	81.1	80.0	81.5
Selling, general and administrative	56.7	55.5	55.5	57.6	57.2	57.5
Amortization expense	4.1	3.9	3.7	3.7	4.4	4.3
Merger, acquisition, integration costs, and other charges	2.8	2.7	1.1	1.5	5.0	1.5
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2	26.6
Restructuring and impairment charges	-	-	1.0	3.4	1.9	1.2
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-	0.1
Operating income (loss)	20.0	21.3	0.6	13.9	10.3	(9.7)
Interest expense, net	2.6	2.9	2.6	2.5	2.5	2.3
Income (loss) before income taxes	17.4	18.4	(2.0)	11.4	7.8	(12.0)
Provision (benefit) for income taxes	6.9	8.2	4.2	7.0	3.0	(2.3)
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8	$(9.7)

Earnings (loss) per share (1):
Basic	$0.36	$0.34	$(0.21)	$0.15	$0.16	$(0.32)
Diluted	$0.35	$0.34	$(0.21)	$0.15	$0.16	$(0.32)

Adjusted diluted earnings per diluted share (1)(2):	$0.46	$0.44	$0.49	$0.44	$0.37	$0.40

Shares used in computing earnings (loss) per share:
Basic	29.6	29.7	29.7	29.5	29.8	30.0
Diluted	30.1	30.1	29.7	30.2	30.4	30.0

Balance sheet data:
Cash and cash equivalents	$7.8	$12.3	$52.4	$24.2	$12.7	$11.1
Working capital (3)	$291.9	$291.8	$281.8	$259.8	$273.5	$310.3
Goodwill (3)	$269.4	$269.4	$269.4	$282.7	$282.6	$286.9
Intangible assets, net	$120.1	$116.3	$114.4	$136.3	$131.9	$130.3
Total assets (3)	$840.9	$850.3	$845.1	$901.7	$869.5	$923.4
Long-term debt	$271.7	$257.1	$234.4	$231.3	$230.9	$268.9
Total stockholders' equity	$453.6	$465.4	$456.7	$462.5	$470.0	$462.2

Supplemental information:
Adjusted EBITDA(2)	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6
Adjusted EBITDA Margin (2)	7.9%	7.8%	7.7%	6.8%	6.6%	6.8%
Adjusted EBITDA per prescription dispensed (2)	$3.56	$3.58	$3.64	$3.30	$3.45	$3.64
Net cash provided by (used in) operating activities	$47.5	$26.4	$78.1	$3.7	$4.4	$(26.5)
Net cash used in investing activities	$(7.2)	$(7.2)	$(11.0)	$(28.3)	$(16.3)	$(13.6)
Net cash (used in) provided by financing activities	$(44.8)	$(14.7)	$(27.0)	$(3.6)	$0.4	$38.5

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,711	9,420	9,320	9,280	8,608	8,411
Revenue per prescription dispensed (5)	$45.29	$45.73	$47.18	$48.87	$52.53	$53.33
Gross profit per prescription dispensed (5)	$8.68	$8.77	$8.81	$9.06	$9.29	$9.69
Gross profit margin (5)	19.2%	19.2%	18.7%	18.5%	17.7%	18.2%
Generic drug dispensing rate (4)	83.3%	83.3%	83.3%	83.7%	84.5%	85.0%
Inventory days on hand	25.4	29.6	18.1	26.2	26.0	35.0
Revenue days outstanding	41.6	41.6	39.8	39.0	37.7	37.0

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
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
(5)
The third quarter 2013 amounts do not include the $2.9 million California Medicaid estimated recoupment and the fourth quarter 2013 amounts do not include the $3.0 million in settlements. See the Corporation's Annual Reports on Form 10-K for further information.

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income (loss) and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation's debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation's discretionary use and is not intended to represent or to be used as a substitute for net income (loss) or cash flows from operating activities data as measured under U.S. generally accepted accounting principles ("GAAP"). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation's reported net income (loss) and cash flows from operating activities are significant components of the accompanying condensed consolidated statements of operations and cash flows and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation's calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation's net income (loss) and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions as an indicator of its core operating results. The measurement is used in concert with net income (loss) and diluted earnings (loss) per share, which measure actual earnings (loss) per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings (loss) per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for earnings (loss) per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions excluded from the earnings (loss) per diluted share are significant components of the accompanying condensed consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's GAAP earnings (loss) per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8	$(9.7)
Add:
Interest expense, net	2.6	2.9	2.6	2.5	2.5	2.3
Merger, acquisition, integration costs and other charges	2.8	2.7	1.1	1.5	5.0	1.5
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2	26.6
California Medicaid estimated recoupment	-	-	2.9	-	-	-
Restructuring and impairment charges	-	-	1.0	3.4	1.9	1.2
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-	0.1
Stock-based compensation and deferred compensation	2.2	1.8	2.4	2.3	2.1	1.8
Provision (benefit) for income taxes	6.9	8.2	4.2	7.0	3.0	(2.3)
Depreciation and amortization expense	8.9	8.7	8.6	8.5	9.2	9.1
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6
Adjusted EBITDA Margin	7.9%	7.8%	7.7%	6.8%	6.6%	6.8%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows
	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6
Interest expense, net	(2.6)	(2.9)	(2.6)	(2.5)	(2.5)	(2.3)
Merger, acquisition, integration costs and other charges	(2.9)	(2.8)	(1.3)	(5.8)	(5.6)	(29.4)
Provision for bad debt	5.3	5.2	5.2	6.8	5.6	5.7
Amortization of deferred financing fees	0.3	0.7	0.6	0.7	0.7	0.6
Loss (gain) on disposition of equipment	-	(0.1)	0.4	0.3	(0.1)	-
Gain on acquisition/disposition	-	-	-	(1.3)	(0.3)	-
Provision (benefit) for income taxes	(6.9)	(8.2)	(4.2)	(7.0)	(3.0)	2.3
Deferred income taxes	3.6	(0.7)	3.5	5.6	4.0	(3.3)
Changes in federal and state income tax payable	2.9	3.2	(4.8)	(1.3)	(1.3)	(2.8)
Excess tax benefit from stock-based compensation	(0.2)	(0.2)	-	-	(2.7)	(0.5)
Changes in assets and liabilities	13.3	(1.7)	47.6	(22.2)	(20.2)	(27.4)
Other	0.1	0.2	(0.2)	(0.2)	0.1	-
Net cash provided by (used in) operating activities	$47.5	$26.4	$78.1	$3.7	$4.4	$(26.5)

Unaudited Reconciliation of Diluted Earnings (Loss) Per Shares to Adjusted Diluted Earnings Per Share
	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second

Diluted earnings (loss) per share	$0.35	$0.34	$(0.21)	$0.15	$0.16	$(0.32)
Add:
Diluted earnings (loss) per share impact of:
Merger, acquisition, integration costs and other charges	0.06	0.06	0.03	0.03	0.10	0.03
Settlement, litigation and other related charges	-	-	0.56	0.05	0.03	0.61
California Medicaid estimated recoupment	-	-	0.07	-	-	-
Restructuring and impairment charges	-	-	0.03	0.08	0.04	0.03
Hurricane Sandy disaster costs	0.01	(0.02)	-	(0.03)	-	-
Stock-based compensation and deferred compensation	0.04	0.03	0.06	0.05	0.04	0.04
Impact of discrete items on tax provision	-	0.03	(0.05)	0.11	-	0.01
Adjusted diluted earnings per share	$0.46	$0.44	$0.49	$0.44	$0.37	$0.40

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7A in our Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended June 30, 2014.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 13,588 shares of certain vested awards for an aggregate price of $0.4 million during the three months ended June 30, 2014. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
April 1, 2014 - April 30, 2014	171	(1)	$27.35	-	$19.7
May 1, 2014 - May 31, 2014	13,040	(1)	27.77	-	19.7
June 1, 2014 - June 30, 2014	377	(1)	28.72	-	19.7

(1)	The Corporation repurchased 13,588 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended June 30, 2014.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

10.30*	Amended and Restated Employment Agreement, dated May 30, 2014, between PharMerica Corporation and David W. Froesel Jr.

10.31*	Employment Agreement, dated November 10, 2012, between PharMerica Corporation and James D. Glynn.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 5, 2014	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 5, 2014	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: August 5, 2014	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.30*	Amended and Restated Employment Agreement, dated May 30, 2014, between PharMerica Corporation and David W. Froesel Jr.

10.31*	Employment Agreement, dated November 10, 2012, between PharMerica Corporation and James D. Glynn.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.