Form 10-Q
period 2014-09-30
PharMerica CORP
filed 2014-11-06
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ¨	Accelerated filer x	Non-accelerated filer ¨	Smaller reporting company ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ¨  Yes    x  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2014
Common stock, $0.01 par value	32,724,509 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2013 and 2014
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Revenues	$436.8	$470.2	$1,307.4	$1,371.0
Cost of goods sold	357.6	387.2	1,061.3	1,126.1
Gross profit	79.2	83.0	246.1	244.9
Selling, general and administrative expenses	55.5	56.0	167.7	171.1
Amortization expense	3.7	4.9	11.7	13.6
Merger, acquisition, integration costs and other charges	1.1	3.8	6.6	10.3
Settlement, litigation and other related charges	17.2	1.1	17.4	28.9
Restructuring and impairment charges	1.0	0.1	1.0	3.2
Hurricane Sandy disaster costs	0.1	-	(0.2)	0.1
Operating income	0.6	17.1	41.9	17.7
Interest expense, net	2.6	2.1	8.1	6.9
Loss on extinguishment of debt	–	4.3	–	4.3
Income (loss) before income taxes	(2.0)	10.7	33.8	6.5
Provision for income taxes	4.2	2.2	19.3	2.9
Net income (loss)	$(6.2)	$8.5	$14.5	$3.6

Earnings (loss) per common share:
Basic	$(0.21)	$0.28	$0.49	$0.12
Diluted	$(0.21)	$0.28	$0.48	$0.12

Shares used in computing earnings (loss) per common share:
Basic	29,655,201	30,073,133	29,645,380	29,944,875
Diluted	29,655,201	30,595,302	29,950,379	30,502,928

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and September 30, 2014
(Unaudited)
(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	September 30,
	2013	2014

ASSETS
Current assets:
Cash and cash equivalents	$24.2	$7.1
Accounts receivable, net	199.4	213.7
Inventory	110.2	133.4
Deferred tax assets, net	36.9	38.5
Income taxes receivable	1.9	3.4
Prepaids and other assets	38.8	70.0
	411.4	466.1

Equipment and leasehold improvements	179.4	190.6
Accumulated depreciation	(117.6)	(120.3)
	61.8	70.3

Goodwill	282.0	321.5
Intangible assets, net	136.3	184.1
Other	9.3	3.5
	$900.8	$1,045.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78.8	$75.5
Salaries, wages and other compensation	38.7	37.3
Current portion of long-term debt	12.5	2.8
Other accrued liabilities	21.0	16.8
	151.0	132.4

Long-term debt	218.8	358.1
Other long-term liabilities	49.8	72.4
Deferred tax liabilities, net	18.7	9.9
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2013 and September 30, 2014	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 31,954,264 and 32,720,327 shares issued as of December 31, 2013 and September 30, 2014, respectively	0.3	0.3
Capital in excess of par value	380.2	391.9
Retained earnings	110.2	113.8
Treasury stock at cost, 2,416,971 and 2,617,305 shares at December 31, 2013 and September 30, 2014, respectively	(28.2)	(33.3)
	462.5	472.7
	$900.8	$1,045.5

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the  Three and Nine Months Ended September 30, 2013 and 2014
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$(6.2)	$8.5	$14.5	$3.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4.9	4.9	14.5	14.5
Amortization	3.7	4.9	11.7	13.6
Merger, acquisition, integration costs and other charges	-	-	-	2.5
Hurricane Sandy disaster costs	1.8	-	0.2	-
Stock-based compensation and deferred compensation	2.4	1.8	6.4	5.7
Amortization of deferred financing fees	0.6	0.5	1.6	1.8
Deferred income taxes	3.5	(4.0)	6.4	(3.3)
Loss (gain) on disposition of equipment	0.4	-	0.3	(0.1)
Loss (gain) on acquisition/disposition	-	0.1	-	(0.2)
Loss on debt extinguishment	-	4.3	-	4.3
Other	(0.2)	-	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	4.5	(1.7)	14.8	10.4
Inventory	42.9	14.9	65.4	(16.3)
Prepaids and other assets	(1.3)	(15.1)	(0.3)	(26.2)
Accounts payable	11.7	(2.4)	3.8	(22.9)
Salaries, wages and other compensation	(4.5)	5.2	(7.2)	(2.7)
Other accrued and other long-term liabilities	18.7	(5.7)	18.9	16.6
Change in income taxes payable (receivable)	(4.8)	3.7	1.3	(0.4)
Excess tax benefit from stock-based compensation	-	(0.2)	(0.4)	(3.4)
Net cash provided by (used in) operating activities	78.1	19.7	152.0	(2.4)

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.9)	(6.2)	(20.9)	(19.0)
Acquisitions, net of cash acquired	(4.1)	(107.2)	(4.6)	(124.8)
Cash proceeds from sale of assets	-	-	0.1	0.1
Cash proceeds from dispositions	-	-	-	0.4
Net cash used in investing activities	(11.0)	(113.4)	(25.4)	(143.3)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.1)	(225.0)	(9.4)	(231.3)
Borrowings of long-term debt	-	225.0	-	225.0
Net activity of long-term revolving credit facility	(19.6)	92.0	(71.7)	135.9
Payment of debt issuance costs	-	(2.7)	-	(2.7)
Issuance of common stock	-	0.4	0.4	3.4
Treasury stock at cost	(4.4)	(0.2)	(6.3)	(5.1)
Excess tax benefit from stock-based compensation	-	0.2	0.4	3.4
Other	0.1	-	0.1	-
Net cash (used in) provided by financing activities	(27.0)	89.7	(86.5)	128.6

Change in cash and cash equivalents	40.1	(4.0)	40.1	(17.1)
Cash and cash equivalents at beginning of period	12.3	11.1	12.3	24.2

Cash and cash equivalents at end of period	$52.4	$7.1	$52.4	$7.1

Supplemental information:
Cash paid for interest	$2.0	$1.9	$6.6	$5.6
Cash paid for taxes	$5.5	$1.0	$11.9	$5.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5
Net income				3.6		3.6
Exercise of stock options and tax components of stock-based awards, net	278,350	-	6.4	-	-	6.4
Vested restricted stock units	288,076	-	-	-	-	-
Vested performance stock units	199,637	-	-	-	-	-
Treasury stock at cost	(200,334)	-	-	-	(5.1)	(5.1)
Stock-based compensation -non-vested restricted stock	-	-	4.8	-	-	4.8
Stock-based compensation -stock options	-	-	0.5	-	-	0.5
Balance at September 30, 2014	30,103,022	$0.3	$391.9	$113.8	$(33.3)	$472.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation (together with its subsidiaries, the "Corporation") is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 104 institutional pharmacies, 14 specialty infusion pharmacies, and 5 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

Operating Segments

The Corporation consists of three operating segments: institutional pharmacy, specialty infusion services and specialty oncology pharmacy. Management believes the nature of the products and services are similar, the payers for the products and services are common among the segments and all segments operate in the healthcare regulatory environment. In addition, the segments are economically similar. Accordingly, management has aggregated the three operating segments into one reporting segment.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liabilities recorded at fair value at December 31, 2013 and September 30, 2014 are set forth in the tables below (dollars in millions):

As of December 31, 2013	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liabilities
Deferred Compensation Plan	$(6.9)	$-	$(6.9)	$-		A
Contingent Consideration	(0.7)	-	-	(0.7)		C
Mandatorily Redeemable Interest	(8.2)	-	-	(8.2)		C
As of September 30, 2014	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liabilities
Deferred Compensation Plan	$(7.7)	$-	$(7.7)	$-		A
Contingent Consideration	(1.8)	-	-	(1.8)		C
Mandatorily Redeemable Interest	(7.5)	-	-	(7.5)		C

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

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and was measured at fair value as of December 31, 2013 and September 30, 2014. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.

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

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31,	September 30,
	2013	2014
Institutional healthcare providers	$160.9	$164.2
Medicare Part D	31.1	36.9
Private payer and other	29.7	31.3
Insured	20.0	23.1
Medicaid	11.9	11.7
Medicare	2.5	3.9
Allowance for doubtful accounts	(56.7)	(57.4)
	$199.4	$213.7

0 to 60 days	55.5%	57.3%
61 to 120 days	18.8	16.9
Over 120 days	25.7	25.8
	100.0%	100.0%

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2013	$56.4	$22.7	$(22.4)	$56.7
Nine months ended September 30, 2014	$56.7	$16.6	$(15.9)	$57.4

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Corporation's policy is to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As a result of the Corporation being notified during June 2013 that it will lose its largest customer effective December 31, 2013, the Corporation performed the first step of the two step analysis for the pharmacy services reporting unit during the quarter ended December 31, 2013 and determined that an impairment of goodwill did not occur as a result of this triggering event. The Corporation's fair value as calculated for the step one analysis was approximately 65% greater than current book value.

There have been no impairment triggering events during 2014.

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

Measurement Period Adjustments

For the nine months ended September 30, 2014, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2013 as a result of measurement period adjustments related to the 2013 acquisitions (See Note 2).

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

On August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management of the Corporation to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for the Company in our first quarter of fiscal 2017, with early adoption permitted. The Corporation does not expect this standard to have an impact on the condensed consolidated financial statements upon adoption.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACQUISITIONS

2014 Acquisitions

During the nine months ended September 30, 2014, the Corporation completed acquisitions of four long-term care businesses and one infusion business (collectively the "2014 Acquisitions"), none of which were individually significant to the Corporation. The 2014 Acquisitions required cash payments of approximately $114.1 million. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $39.5 million and $61.4 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2014 Acquisitions was $29.4 million as of September 30, 2014.  The net assets and operating results of the 2014 Acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2014 Acquisitions, representing payments originating from an earn-out provision of the infusion acquisition, were $1.1 million as of September 30, 2014.

The amounts recognized as of the acquisition dates for the 2014 Acquisitions, on a combined basis, for assets acquired and liabilities assumed are as follows:

	Amounts Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (As Adjusted)
Accounts receivable	$25.2	$-	$25.2
Inventory	6.7	0.2	6.9
Deferred tax assets - current	3.0	-	3.0
Other current assets	3.1	-	3.1
Equipment and leasehold improvements	4.2	-	4.2
Other long-term assets	-	-	-
Deferred tax assets - long-term	4.1	-	4.1
Identifiable intangibles	61.4	-	61.4
Goodwill	39.7	(0.2)	39.5
	147.4	-	147.4
Current liabilities	26.4	-	26.4
Deferred tax liabilities - long-term	-	-	-
Other long-term liabilities	6.9	-	6.9
	33.3	-	33.3
Total purchase price, less cash acquired	$114.1	$-	$114.1

(1)	Per the purchase price allocations on a combined basis

The acquisitions on a combined basis had a $10.5 million impact on the consolidated revenues and $0.5 million impact on consolidated net income for the nine months ended September 30, 2014.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The unaudited pro forma results, includes the historical results of the Corporation as well as the effect of the acquisitions assuming the acquisitions occurred on January 1, 2013. The results may not be indicative of future results and do not include any synergistic benefits which the Corporation may realize. Assuming an effective tax rate exclusive of discrete items for the three and nine months ended September 30, 2013 and 2014, the pro forma results would be as follows (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues	$494.9	$513.0	$1,484.1	$1,521.9
Net income	$(7.1)	$5.7	$12.9	$(2.0)

Earnings per common share:
Basic	$(0.24)	$0.19	$0.44	$(0.06)
Diluted	$(0.24)	$0.19	$0.43	$(0.06)

2013 Acquisitions

During the year ended December 31, 2013, the Corporation completed five acquisitions of long-term care businesses (the "2013 Acquisitions"), none of which were, individually or in the aggregate significant to the Corporation. The 2013 Acquisitions of businesses required cash payments of approximately $25.8 million, of which $10.7 million was paid in 2014. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $8.0 million and $10.3 million, respectively. The net assets and operating results of acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2013 Acquisitions, representing payments originating from earn-out provisions, were $0.7 million as of December 31, 2013 and September 30, 2014.

On December 6, 2013, the Corporation through one of its wholly owned subsidiaries, acquired 37.5% of the issued share capital of Onco for $10.8 million, net of cash acquired. The Corporation's primary purpose in acquiring Onco was to continue to expand pharmacy services through the addition of specialty pharmacy services. The purchase price, as determined by an independent valuation of 100% of Onco, was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 6, 2013 which resulted in identifiable intangible assets of $17.3 million and goodwill of $4.6 million. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. Provisions in the acquisition agreement include a mandatorily redeemable interest whereby the Corporation is required to purchase the remaining capital of Onco on the fifth anniversary of the agreement, if not purchased earlier under the provisions of the acquisition agreement. The Corporation is accounting for the mandatorily redeemable interest of $7.5 million as a debt obligation and subsequently measuring that obligation at fair value. Changes in the fair value of the related debt will be recorded as interest expense in our condensed consolidated statements of operations for the respective periods. In addition, net operating profit or loss of Onco subsequent to the acquisition is recognized based upon the Corporation's ownership interest. In addition, Onco's results are consolidated by the Corporation with 62.5 % of the net operating profit or loss subsequent to the acquisition recognized as an adjustment to interest expense on the mandatorily redeemable interest.

Total measurement period adjustments for the nine months ended September 30, 2014 resulted in a net adjustment to goodwill of $0.6 million and were related to the 2013 Acquisitions and Onco.

Other

For the three months ended September 30, 2013 and September 30, 2014, the Corporation incurred $1.0 million and $3.7 million, respectively, and $4.5 million and $10.0 million for the nine months ended September 30, 2013 and September 30, 2014, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges .

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2013, as adjusted, and September 30, 2014 the carrying amount of goodwill was $282.0 million and $321.5 million, respectively.

The following table presents the components of the Corporation's intangible assets (dollars in millions):

	(As Adjusted)
	Balance at		Balance at
Finite Lived Intangible Assets	December 31, 2013	Additions	September 30, 2014
Customer and other relationships	$121.2	$56.4	$177.6
Trade name	60.2	2.0	62.2
Non-compete agreements	16.9	3.0	19.9
Sub Total	198.3	61.4	259.7
Accumulated amortization	(62.0)	(13.6)	(75.6)
Net intangible assets	$136.3	$47.8	$184.1

Amortization expense relating to finite-lived intangible assets was $3.7 million and $4.9 million for the three months ended September 30, 2013 and 2014, respectively. Amortization expense relating to finite-lived intangible assets was $11.7 million and $13.6 million for the nine months ended September 30, 2013 and 2014, respectively.

NOTE 4—CREDIT AGREEMENT

On September 17, 2014, the Corporation entered into a credit agreement by and among the Corporation, the lenders named therein (the "Lenders"), Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and U.S. Bank, National Association, Citibank, N.A., MUFG Union Bank, N.A., BBVA Compass Bank and SunTrust Bank as co-documentation agents (the "Credit Agreement"). The Credit Agreement replaced the $450.0 million five-year credit agreement dated as of May 2, 2011, among the Corporation, Citibank, N.A., as Administrative Agent, and certain lenders (the "Prior Credit Agreement"). The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature.

 As a result of the payoff of the Prior Credit Agreement, the Corporation recorded a loss on debt extinguishment of $4.3 million in the Condensed Consolidated Statement of Operations during the three months ended September 30, 2014. The loss recorded consisted primarily of deferred financing fees associated with the Prior Credit Agreement.

As of September 30, 2014, $225.0 million was outstanding under the term loan facility and $135.9 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term debt and revolving credit facility of the Corporation (dollars in millions):

	December 31,	September 30,
Credit Agreement:	2013	2014
Term Debt - payable to lenders at LIBOR plus applicable margin (1.95% as of September 30, 2014), matures September 17, 2019	$-	$225.0
Term Debt - payable to lenders at LIBOR plus applicable margin (2.67% as of December 31, 2013), terminated September 17, 2019	231.3
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (1.90% as of September 30, 2014), matures September 17, 2019	-	135.9
Revolving Credit Facility payable to lenders, interest at base rate plus applicable margin (4.75% as of December 31, 2013), terminated September 17, 2019	-	-
Total debt	231.3	360.9
Less: Current portion of long-term debt	12.5	2.8
Total long-term debt	$218.8	$358.1

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—CREDIT AGREEMENT (Continued)

The Corporation's indebtedness has the following maturities for the remaining life of the Credit Agreement (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Total Maturities
2014	$-	$-	$-
2015	5.6	-	5.6
2016	11.3	-	11.3
2017	11.3	-	11.3
2018	11.3	-	11.3
2019	185.5	135.9	321.4
	$225.0	$135.9	$360.9

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of September 30, 2014 was $2.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $171.6 million as of September 30, 2014.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation's option, a base rate plus a margin between 0.50% and 1.25% per annum, or a Eurodollar Rate plus a margin between 1.50% and 2.25% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate plus 0.50%, and the Eurodollar Rate plus 1.00%. The Credit Agreement also provides for letter of credit fees between 1.50% and 2.25% on the letter of credit exposure, depending on the leverage ratio of the Corporation, and 0.125% on the actual daily amount available to be drawn under such letter of credit. The Corporation will also pay fronting fees on the aggregate letter of credit exposure at a rate separately agreed upon between the Corporation and the issuing bank. The Credit Agreement also provides for a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.25% to 0.35%, depending on the leverage ratio of the Corporation.

The Credit Agreement contains customary affirmative and negative covenants, as well as customary events of default. The Credit Agreement also requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest charge coverage ratio as of the last day of any fiscal quarter can be no less than: 3.00:1.00. The Leverage Ratio as of the last day of any fiscal quarter of the Corporation cannot exceed 3.75:1.00, subject to certain exceptions for permitted acquisitions. In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 5.0 % of revenues.

The Corporation was compliant with all debt covenant requirements at September 30, 2014.

The obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

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

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention. The Government's complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the CSA. It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act (the "FCA"). The Corporation moved to dismiss the government's complaint for failure to state a claim upon which relief may be granted but the Court denied the Corporation's motion on September 3, 2014.  With regard to the portion of the relators' complaint on which the Government did not intervene, on November 15, 2013, the relators dismissed their claims against the Corporation alleging that the Corporation submitted false claims to Medicare Part D and to Medicaid for drugs in connection with which the Corporation allegedly received kickbacks from the manufacturer in the form of market share rebates and other remuneration, all in violation of the Federal Anti Kickback Statute (the "AKS/FCA" claims). The United States stipulated to the dismissal of those and other non-intervened counts, and the Court approved the dismissal without prejudice of those counts on November 20, 2013.  The relators pursued their claim under the retaliatory termination provisions of the FCA. On September 3, 2014, the Court denied the Corporation's motion to dismiss the relators' retaliatory termination claim.  The Corporation intends to vigorously defend itself in both matters.

On October 29, 2013, a complaint was filed in the United States District Court for the Southern District of Florida by Pines Nursing Homes (77), Inc. as a putative class action against the Corporation. The complaint alleged that the Corporation sent unsolicited advertisements promoting the Corporation's goods or services by facsimile to individuals or entities, and that such communications did not include an opt-out clause, all in violation of the federal Telephone Consumer Protection Act ("TCPA").  The Complaint did not specify the amount of damages sought, but the TCPA provides a statutory remedy of $500 per facsimile communication sent in violation of the statute, which may be trebled in the event of a willful violation.   On August 18, 2014, the Corporation entered into a Settlement Agreement with the putative class and class counsel resolving all claims raised in the complaint.  The parties moved on September 8, 2014 for, among other things, certification of the putative class for the purposes of effectuating the settlement and preliminary approval of the parties' settlement, and have requested a hearing on that motion.  No hearing has yet been set on that motion and the Corporation awaits a decision on the motion for preliminary approval of the settlement.

On November 12, 2013, a relator, Fox Rx, Inc. ("Fox"), on behalf of the U.S. Government and various state governments and the District of Columbia, filed a complaint in the United States District Court for the Southern District of New York against the Corporation alleging that the Corporation violated the FCA by submitting false claims to Fox, other Medicare Part D sponsors and to Medicaid, by allegedly billing for expired drugs or for brand drugs when generic drugs should have been substituted. Following the U.S. Government's decision to decline to intervene in the case, the complaint was unsealed and served on the Corporation. The Corporation moved to dismiss the complaint on February 28, 2014 and on August 12, 2014, the court granted the Corporation's motion. On September 10, 2014, Fox filed its notice of appeal but subsequently filed a stipulation of dismissal and the appeal was dismissed on September 30, 2014.

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and that, as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments have declined to intervene in this case. The case therefore has been unsealed and the relator served the Second Amended Complaint on the Corporation. On October 3, 2014, the Corporation's motion to dismiss was granted by the court.  The relator has appealed the court's decision.  The Corporation intends to continue to defend the case vigorously.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District for the District of New Jersey against the Corporation alleging that the Corporation violated the FCA and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation. On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court denied its motion with regard to the substantive argument, but granted the motion in part by limiting the relevant time period. The Corporation believes the allegations are meritless and intends to vigorously defend itself against these allegations.

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The U.S. Government and the various states declined to intervene in the case.  On April 7, 2014, the Corporation moved to dismiss the complaint and on July 23, 2014, the motion was denied.  The Corporation believes the allegations are meritless and intends to vigorously defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Corporation is cooperating with this investigation and believes it has complied with all applicable laws and regulations. On May 29, 2014, the United States District Court for the Western District of Virginia entered an order unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-0008, and the United States' Notice of Intervention in the cases. The complaints allege violations of the False Claims Act from activities in connection with agreements the Corporation had with the manufacturer of the pharmaceutical Depakote that allegedly violated the Anti-Kickback Statute. The Corporation believes the allegations are meritless and intends to vigorously defend itself.

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against AmerisourceBergen Drug Corporation ("ABDC") for breach of the Amended Prime Vendor Agreement ("Amended PVA").  The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA and filed a motion seeking a preliminary injunction enjoining ABDC from instituting certain drug substitution programs.  On September 10, 2014, ABDC filed suit in the Court of Chancery of the State of Delaware seeking a declaration that it is not in breach of the Amended PVA.  The amounts disputed by ABDC generally relate to certain rebates owed by ABDC under the Amended PVA, which are approximately $8.5 million for the second quarter of 2014 and $12.3 million for the third quarter of 2014 and are likely to be of an approximately similar magnitude as the third quarter 2014 in future quarters. The Corporation has moved to dismiss the Delaware proceeding for lack of subject matter jurisdiction or, in the alternative, to dismiss or stay the action pending resolution of the Kentucky action.  ABDC has filed a motion to stay the Kentucky action.  The Corporation intends to vigorously pursue its claims in whichever (or both) action proceeds.  The Corporation believes the aggregate amount of its claims currently approximate $20.8 million as of September 30, 2014 which is reflected as a receivable and included in prepaids and other assets in the accompanying unaudited condensed consolidated balance sheets. At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation proceedings with ABDC could continue for an extended period of time, likely longer than 18 months.  Although the Corporation is confident in the merits of its case, until the resolution or settlement of such proceedings, the Corporation cannot provide any assurances about the collectability of the disputed amounts owed by ABDC.

On March 6, 2012, a relator, Fox, a former Part D Plan Sponsor, filed a complaint against the Corporation in the United States District Court for the Southern District of Ohio. Fox filed an amended complaint on October 2, 2012. The case was transferred to the United States District Court for the Western District of Virginia on March 27, 2013. Fox alleges that the Corporation engaged in a variety of schemes relating to the dispensing of atypical antipsychotics and the drug Depakote, including allegedly dispensing drugs for unapproved uses, allegedly receiving illegal kickbacks in the form of rebates, and other alleged violations. Fox also alleges that the Corporation improperly inflated dispensing fees by splitting prescriptions into partial fills. Fox alleges that these activities caused the subsequent claims submitted to Medicare and Medicaid to be rendered false within the meaning of the federal FCA and various state analogues. The United States declined to intervene on September 8, 2014 and the case was unsealed on September 10, 2014, at which time the Court ordered Fox to serve the complaint upon the Corporation. Fox has until January 8, 2015 to serve the Corporation with the complaint but has not yet done so. The Corporation intends to vigorously defend itself if and when Fox serves the complaint.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At September 30, 2014, the Corporation had accrued approximately $40.1 million related to the legal actions and investigations.

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

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 ("DRA") to change the definition of the FUL by requiring the calculation of the FUL as no less than 175 % of the weighted average, based on utilization, of the most recently reported monthly Average Manufacturer's Price ("AMP") for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally. In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three (3) other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. Centers for Medicare and Medicaid Services ("CMS") will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

The Office of Information and Regulatory Affairs website provides no date for when the final rule will be released. CMS will continue to post draft monthly FULs. The Corporation will continue to analyze the draft monthly, including the relationship of those FULs to the National Average Drug Acquisition pricing.

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

Prime Vendor Agreement

On January 25, 2013 the Corporation renegotiated its Amended PVA with ABDC effective January 1, 2013. The Amended PVA modified the previous agreement, which was set to expire September 30, 2013 and extended its term until September 30, 2016.

The Amended PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The Amended PVA does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions, ABDC has the ability to increase the Corporation's drug pricing under the terms of the Amended PVA.

The Corporation and ABDC are parties to certain legal proceedings with respect to the Amended PVA as further described above.

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

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $1.1 million and $3.8 million for the three months ended September 30, 2013 and 2014, respectively, and $6.6 million and $10.3 million for the nine months ended September 30, 2013 and 2014, respectively.

The merger, integration costs and other charges component for the three months ended September 30, 2013 and 2014 were $0.1 million and $0.1 million, respectively, and $2.1 million and $0.3 million for the nine months ended September 30, 2013 and 2014, respectively. These costs primarily represent employee related and facility costs associated with consolidating past acquisitions.  The acquisition related costs component for the three months ended September 30, 2013 and 2014 were $1.0 million and $3.7 million, respectively, and $4.5 million and $10.0 million for the nine months ended September 30, 2013 and 2014, respectively. These costs primarily represent severance and other payments associated with former employees, professional fees, lease costs and other duplicative costs associated with current and future acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—RESTRUCTURING COSTS AND OTHER CHARGES

In July 2013, the Corporation commenced the implementation of its restructuring plan as a result of the loss of two of the Corporation's significant customers, Kindred Healthcare ("Kindred") and Golden Living. The plan is a major initiative primarily designed to optimize operational efficiency while ensuring that the Corporation remains well-positioned to serve its clients and achieve sustainable, long-term growth.  The Corporation's restructuring plan includes steps to rightsize its cost structure by adjusting its workforce and facility plans to reflect anticipated business needs.

The Corporation recorded restructuring costs and other related charges of approximately of $1.0 million and $0.1 million during the three months ended September 30, 2013 and 2014, respectively, and $1.0 million and $3.2 million during the nine months ended September 30, 2013 and 2014, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at			Balance at
	December 31, 2013	Accrual	Utilized Amounts	September 30, 2014
Employee Severance and related costs	$1.8	$2.1	$(3.5)	$0.4
Facility costs	0.8	1.1	(0.7)	1.2
	$2.6	$3.2	$(4.2)	$1.6

The liability at September 30, 2014 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and severance costs).

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of September 30, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory  requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the nine months ended September 30, 2014, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 200,334 shares of certain vested awards for an aggregate price of approximately $5.1 million during the nine months ended September 30, 2014. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2014, the Corporation had a total of 2,617,305 shares held as treasury stock.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

Stock options were not granted to officers and employees during 2013 or the nine months ended September 30, 2014. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2013	1,289,573	$14.63	2.9 years	$8.9
Exercised	(278,350)	14.77
Canceled	(87,799)	12.67
Expired	(859)	14.41
Outstanding shares at September 30, 2014	922,565	$14.63	2.3 years	$9.0
Exercisable shares at September 30, 2014	827,016	$15.06	2.2 years	$7.7

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2013	1,096,674	$13.47
Granted - Restricted Stock Units	196,126	25.58
Granted - Performance Share Units	247,290	20.01
Forfeited	(102,591)	15.67
Vested	(487,713)	12.37
Outstanding shares at September 30, 2014	949,786	$18.00

The weighted average remaining term and intrinsic value of non-vested shares as of September 30, 2014 was 2.6 years and $23.2 million, respectively.

NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2014	2013	2014
Provision (benefit) for income taxes	$4.2		$2.2	$19.3	$2.9
Total provision as a percentage of pre-tax income (loss)	NM	*	21.0%	57.1%	45.3%
*NM - Not Meaningful

The provision for income taxes for the nine months ended September 30, 2013 and 2014 was significantly impacted by the Corporation's $17.4 million and $28.9 million of settlement, litigation and other related charges, respectively. The Corporation has concluded that the charges in each period will be partially non-tax deductible and has accounted for the absence of a tax benefit as a discrete item in the tax provision calculation. The partial non-deductibility of the charges resulted in an increase in the tax provision for the nine months ended September 30, 2013 and 2014 of approximately $6.6 million and $2.0 million, respectively.  Also included in the discrete items for the three and nine month periods ended September 30, 2013 and 2014 is the impact of the true up of the provision to the respective tax returns.  Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charges would have been 38.1 % and 37.0% for the nine months ended September 30, 2013 and 2014, respectively. The decrease in the rate from the prior year, after excluding the impact of the discrete items, was a result of net deductible permanent differences for the nine months ended September 30, 2014.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—INCOME TAXES (Continued)

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $128.5 million and $149.1 million at December 31, 2013 (as adjusted) and September 30, 2014, respectively. The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of September 30, 2014, the Corporation has $5.2 million ($1.8 million tax benefit) of federal net operating loss carryforwards recorded related to a 2013 acquisition and $24.8 million ($8.7 million deferred tax benefit) related to a 2014 acquisition. The Corporation's ability to utilize these loss carryovers is limited, but the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards and has not recorded any valuation allowance for the associated deferred tax asset. The Corporation has state net operating loss carryforwards representing a tax benefit of $7.2 million and valuation allowances totaling $4.1 million. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized deferred tax assets totaling $18.2 million at December 31, 2013 and $28.6 million at September 30, 2014, net of state valuation allowances of $4.1 million.

As of December 31, 2013 and September 30, 2014, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2011 through 2013.
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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2014	2013	2014
Numerator:
Numerator for basic and earnings (loss) per diluted share - net income (loss)	$(6.2)		$8.5	$14.5	$3.6
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	29,655,201		30,073,133	29,645,380	29,944,875
Effective of dilutive securities (stock options, restricted stock units and performance share units)	-		522,169	304,999	558,053
Denominator for earnings (loss) per diluted share - adjusted weighted average shares	29,655,201		30,595,302	29,950,379	30,502,928
Basic earnings (loss) per share	$(0.21)	(b)	$0.28	$0.49	$0.12
Earnings (loss) per diluted share	$(0.21)	(b)	$0.28	$0.48	$0.12
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)(b)	1,917,486		465,377	2,028,557	481,844

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

(b)            The diluted loss per share for the three months ended September 30, 2013 does not include the effects of potential common shares because its inclusion would be anti-dilutive due to the net loss for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation's current estimates, expectations and projections about the Corporation's future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation's possible future results of operations including revenues, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation's competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation's ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project," and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation's actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation's access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation's debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation's risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation's products and services;
•	the risk of retaining existing customers and service contracts and the Corporation's ability to attract new customers for growth of the Corporation's business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation's operations;
•	the Corporation's ability to successfully pursue the Corporation's development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation's ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries including the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation's ability, and the ability of the Corporation's customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the effects of changes in the interest rate on the Corporation's outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	the Corporation's ability to successfully refinance its debt arrangements to decrease interest rates;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation's control;
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;
•	elimination of, changes in, or the Corporation's failure to satisfy pharmaceutical manufacturers' rebate programs;
•	the Corporation's ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation's risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation's stock;
•	the uncertainty as to the long-term value of the Corporation's common stock;
•	the Corporation's ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation's net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation's results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	the potential impact of the litigation proceedings with AmerisourceBergen Drug Company regarding the Amended Prime Vendor Agreement;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation's filings with the Commission, including the "Risk Factors" set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

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

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2014, reflect the financial position, results of operations, and cash flows of the Corporation.

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

The Corporation and ABDC are parties to certain legal proceedings with respect to the Amended PVA as further described in Note 5.

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2014 through 2017:

2014	2015	2016	2017
Celebrex (4Q)	Actonel (1Q)	Advair Diskus (3Q)*	Tamiflu (2Q)
Copaxone (4Q)	Welchol (1Q)	Crestor (3Q)
Invega (4Q)	Abilify (2Q)*	Azilect (4Q)
Nasonex (4Q)	Nexium (2Q)	Humira (4Q)
Nuedexta (4Q)	Fazaclo (2Q)	Seroquel XR (4Q)
Renvela (4Q)	Renagel (2Q)	Zetia (4Q)
Restasis (4Q)	Zyvox (2Q)*
Voltaren (4Q)	Aggrenox (3Q)
Namenda IR (3Q)*
Gleevec (3Q)
Qvar (3Q)
Avodart (4Q)
Combivent (4Q)
Pataday (4Q)
Patanol (4Q)

(Number in parentheses refers to the expected quarter of conversion)
* These represent the most significant brand-to-generic conversions

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

The Office of Information and Regulatory Affairs website states that the final AMP were not finalized in July 2014 as previously announced and provides no date for when the final rule will be released. CMS will continue to post draft monthly FULs. The Corporation will continue to analyze the draft monthly, including the relationship of those FULs to the National Average Drug Acquisition pricing.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated statements of operations is as follows (dollars in millions):

	Amount		% of Revenues		Amount	% of Revenues
2013				2014
First Quarter	$5.3	*	1.2%	First Quarter	$5.6	1.2%
Second Quarter	5.2		1.2	Second Quarter	5.7	1.3%
Third Quarter	5.2		1.2	Third Quarter	5.3	1.1%
Fourth Quarter	6.8		1.5

*	Excludes a $0.2 million expense related to Hurricane Sandy for the First Quarter of 2013.

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2013	2014
First Quarter	41.6	37.7
Second Quarter	41.6	37.0
Third Quarter	39.8	36.7
Fourth Quarter	39.0	-

The following table shows our summarized aging categories by quarter:

	2013				2014
	First	Second	Third	Fourth	First	Second	Third
0 to 60 days	58.0%	58.0%	56.5%	55.5%	56.7%	53.9%	57.3%
61 to 120 days	15.8	18.2	18.0	18.8	17.7	17.3	16.9
Over 120 Days	26.2	23.8	25.5	25.7	25.6	28.8	25.8

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable:

	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable
2013				2014
First Quarter	$55.8	$262.1	21.3%	First Quarter	$57.7	$243.9	23.7%
Second Quarter	54.8	249.5	22.0	Second Quarter	60.3	248.4	24.3
Third Quarter	54.6	243.1	22.5	Third Quarter	57.4	271.1	21.2
Fourth Quarter	56.7	256.6	22.1

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2014		2013		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$207.5	47.5%	$214.6	45.6%	$604.0	46.2%	$618.2	$45.1%
Institutional healthcare providers	128.0	29.3	110.4	23.5	394.0	30.1	337.3	24.6
Medicaid	34.8	8.0	39.5	8.4	114.6	8.8	122.9	9.0
Private and other	19.9	4.6	19.5	4.1	57.7	4.4	59.0	4.3
Commercial insurer	27.2	6.2	64.8	13.8	78.1	6.0	173.1	12.6
Medicare	3.7	0.8	5.9	1.3	11.1	0.8	16.3	1.2
Hospital management fees	15.7	3.6	15.5	3.3	47.9	3.7	44.2	3.2
Total	$436.8	100.0%	$470.2	100.0%	$1,307.4	100.0%	$1,371.0	100.0%

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

As of December 31, 2013 (as adjusted) and September 30, 2014, our inventories on our accompanying condensed consolidated balance sheets were $110.2 million and $133.4 million, respectively.

The inventory days on hand were as follows for the periods presented:

	2013	2014
First Quarter	25.4	26.0
Second Quarter	29.6	35.1
Third Quarter	18.1	31.7
Fourth Quarter	26.2	-

Goodwill, other intangible assets and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying condensed consolidated balance sheets as of December 31, 2013 (as adjusted) and September 30, 2014 was $282.0 million and $321.5 million, respectively.

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

There have been no impairment triggering events during 2014.

Accounting for income taxes

The provision for income taxes for the nine months ended September 30, 2013 and 2014 was significantly impacted by the Corporation's $17.4 million and $28.9 million of settlement, litigation and other related charges, respectively. The Corporation has concluded that the charges in each period will be partially non-tax deductible and has accounted for the absence of a tax benefit as a discrete item in the tax provision calculation. The partial non-deductibility of the charges resulted in an increase in the tax provision for the nine months ended September 30, 2013 and 2014 of approximately $6.6 million and $2.0 million, respectively.  Also included in the discrete items for the three and nine month periods ended September 30, 2013 and 2014 is the impact of the true up of the provision to the respective tax returns. Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charges would have been 38.1% and 37.0% for the nine months ended September 30, 2013 and 2014, respectively.  The decrease in the rate from the prior year, after excluding the impact of the discrete items, was a result of net deductible permanent differences.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription in thousands):

	Three Months Ended September 30,							Nine Months Ended September 30,
	2013			Increase (Decrease)		2014		2013			Increase (Decrease)		2014
	Amount		% of Revenues			Amount	% of Revenues	Amount		% of Revenues			Amount	% of Revenues
Revenues	$436.8		100.0%	$33.4	7.6%	$470.2	100.0%	$1,307.4		100.0%	$63.6	4.9%	$1,371.0	100.0%
Cost of goods sold	357.6		81.9	29.6	8.3	387.2	82.3	1,061.3		81.2	64.8	6.1	1,126.1	82.1
Gross profit	79.2		18.1%	$3.8	4.8%	83.0	17.7%	246.1		18.8%	($1.2)	(0.5)%	244.9	17.9%
California Medicaid estimated recoupment	2.9					-		2.9					-
Adjusted gross profit	$82.1					$83.0		$249.0					$244.9

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	9,320			(828)	(8.9)%	8,492		28,451			(2,940)	(10.3)%	25,511
Revenue per prescription dispensed	$47.18	*		$8.19	17.4%	$55.37		$46.05	*		$7.69	16.7%	$53.74
Gross profit per prescription dispensed	$8.81	*		$0.96	11.0%	$9.77		$8.75	*		$0.85	9.7%	$9.60
Gross profit margin	18.7%	*		(1.0)%	(5.5)%	17.7%		19.0%	*		(1.1)%	(6.0)%	17.9%
Generic dispensing rate	83.3%			1.8%	2.2%	85.1%		83.3%			1.6%	1.9%	84.9%
* Amounts shown do not include the $2.9 million California Medicaid estimated recoupment. See Note 5.

Revenues

Revenues increased $33.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the 2013 and 2014 acquisitions, including the acquisition of OncoMed Specialty, LLC ("Onco"), partially offset by decreases in revenue due to the loss of Kindred Healthcare ("Kindred") as a customer on January 1, 2014. Excluding the $2.9 million California Medicaid estimated recoupment recognized in the third quarter of 2013, the remaining increase of $30.5 million is comprised of a favorable rate variance of approximately $69.6 million or $8.19 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $39.1 million or 828,000 less prescriptions dispensed.  The increase in revenue per prescription dispensed is due to the Onco acquisition along with brand inflation.

Revenues increased $63.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the 2013 and 2014 acquisitions, including the acquisition of Onco, partially offset by decreases in revenue due to the loss of Kindred. Excluding the $2.9 million California Medicaid estimated recoupment recognized in the third quarter of 2013, the remaining increase of $60.7 million is comprised of a favorable rate variance of approximately $196.1 million or $7.69 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $135.4 million or 2,940,000 less prescriptions dispensed. The increase in revenue per prescription dispensed is due to the Onco acquisition along with brand inflation.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $83.0 million or $9.77 per prescription dispensed compared to $82.1 million or $8.81 per prescription dispensed for the three months ended September 30, 2013. Gross profit margin for the three months ended September 30, 2014 was 17.7% compared to 18.7% for the three months ended September 30, 2013. While gross profit margin was adversely impacted by lower margins on the Corporation's Onco oncology business, the gross profit per prescription dispensed is favorably impacted by the acquisition of Onco on December 6, 2013.

Gross profit for the nine months ended September 30, 2014 was $244.9 million or $9.60 per prescription dispensed compared to $249.0 million or $8.75 per prescription dispensed for the nine months ended September 30, 2013. Gross profit margin for the nine months ended September 30, 2014 was 17.9% compared to 19.0% for the nine months ended September 30, 2013. While gross profit margin was adversely impacted by lower margins on the Corporation's Onco oncology business, the gross profit per prescription dispensed is favorably impacted by the acquisition of Onco on December 6, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $56.0 million for the three months ended September 30, 2014 compared to $55.5 million for the three months ended September 30, 2013. Selling, general and administrative expenses were $171.1 million for the nine months ended September 30, 2014 compared to $167.7 million for the nine months ended September 30, 2013. The increases are due primarily to the Onco acquisition, without which selling, general and administrative expenses would have decreased.

Depreciation and Amortization

Depreciation expense was consistent at $4.9 million for both the three months ended September 30, 2014 and 2013  and $14.5 million for both the nine months ended September 30, 2014 and 2013.

Amortization expense was $4.9 million for the three months ended September 30, 2014 compared to $3.7 million for the three months ended September 30, 2013. The increase of $1.2 million is due primarily to the amortization expense recognized on intangibles acquired through the 2013 and 2014 acquisitions.

Amortization expense was $13.6 million for the nine months ended September 30, 2014 compared to $11.7 million for the nine months ended September 30, 2013. The increase of $1.9 million is due primarily to the amortization expense recognized on intangibles acquired through the 2013 and 2014 acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $1.1 million for the three months ended September 30, 2014 compared to $17.2 million for the three months ended September 30, 2013 and were $28.9 million for the nine months ended September 30, 2014 compared to $17.4 million for the  nine months ended September 30, 2013. These costs relate to the Corporation's defense and reserves for certain governmental investigations and other litigations.

Restructuring and Impairment Charges

Restructuring and impairment charges were $0.1 million for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013 and $3.2 million for the nine months ended September 30, 2014 compared to $1.0 million for the nine months ended September 30, 2013. These costs are a part of the Corporation's initiative to realign the organization as a result of the loss of Kindred and Golden. The Corporation expects to continue to incur costs related to restructuring efforts through 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $3.8 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013. These costs increased due to the acquisitions in the third quarter of 2014.

Merger, acquisition, integration costs and other charges were $10.3 million for the nine months ended September 30, 2014 compared to $6.6 million for the nine months ended September 30, 2013. These costs increased primarily due to a post acquisition payment made in 2014 related to a 2010 acquisition, along with acquisitions completed in the second and third quarters of 2014.

Interest Expense

Interest expense was $2.1 million for the three months ended September 30, 2014 compared to $2.6 million for the three months ended September 30, 2013 and was $6.9 million for the nine months ended September 30, 2014 compared to $8.1 million for the nine months ended September 30, 2013. The decreases were due to lower interest rates, along with a lower amount outstanding on the term loan partially offset by an increase in revolver borrowings. The decrease is also attributable to a decrease in the Onco mandatorily redeemable interest as discussed in Note 1.

Tax Provision

The provision for income taxes for the nine months ended September 30, 2013 and 2014 was significantly impacted by the Corporation's $17.4 million and $28.9 million of settlement, litigation and other related charges, respectively. The Corporation has concluded that the charges in each period will be partially non-tax deductible and has accounted for the absence of a tax benefit as a discrete item in the tax provision calculation.  The partial non-deductibility of the charges resulted in an increase in the tax provision of for the nine months ended September 30, 2013 and 2014 of approximately $6.6 million and 2.0 million, respectively. Also included in the discrete items for the three and nine month periods ended September 30, 2013 and 2014 is the impact of the true up of the provision to the respective tax reforms. Excluding the impact of the discrete tax items, the provision for income taxes as a percentage of pre-tax income before the charges would have been 38.1% and 37.0% for the nine months ended September 30, 2013 and 2014, respectively. The decrease in the rate of the prior year, after excluding the impact of the discrete items, was a result of net deductible permanent differences.
.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net cash provided by (used in) operating activities	$78.1	$19.7	$152.0	$(2.4)
Net cash used in investing activities	(11.0)	(113.4)	(25.4)	(143.3)
Net cash (used in) provided by financing activities	(27.0)	89.7	(86.5)	128.6
Net change in cash and cash equivalents	40.1	(4.0)	40.1	(17.1)
Cash and cash equivalents at beginning of period	12.3	11.1	12.3	24.2
Cash and cash equivalents at end of period	$52.4	$7.1	$52.4	$7.1

Operating Activities – Cash provided by operating activities aggregated $19.7 million and cash used in operating activities aggregated $2.4 million for the three and nine months ended September 30, 2014, respectively, compared to cash provided by operating activities aggregated $78.1 million and $152.0 million for the three and nine months ended September 30, 2013, respectively. The increase in cash used by operating activities is due to an increase in inventory purchasing reflecting the Corporation's purchasing strategies, and an increase in cash used for accounts payable and prepaid and other assets.

Investing Activities – Cash used in investing activities aggregated $113.4 million and $143.3 million for the three and nine months ended September 30, 2014, respectively, compared to $11.0 million and $25.4 million for the three and nine months ended September 30, 2013, respectively. The increase in cash used in investing activities is primarily due to the five businesses the Corporation acquired in the nine months ended September 30, 2014, with three of those acquisitions occurring in the third quarter of 2014.

Financing Activities – Cash provided by financing activities aggregated $89.7 million and $128.6 million for the three and nine months ended September 30, 2014, respectively, compared to cash used in financing activities of $27.0 million and $86.5 million for the three and nine months ended September 30, 2013, respectively. The increase in cash provided by financing activities is due primarily to borrowings on the revolving credit facility the Corporation used to complete business acquisitions in the third quarter of 2014.

Credit Agreement

On September 17, 2014, the Corporation entered into a Credit Agreement by and among the Corporation, the lenders named therein, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and U.S. Bank, National Association, Citibank, N.A., MUFG Union Bank, N.A., BBVA Compass Bank and SunTrust Bank as co-documentation agents (the "Credit Agreement"). The Credit Agreement replaced the $450.0 million five-year credit agreement dated as of May 2, 2011, among the Corporation, Citibank, N.A., as Administrative Agent, and certain lenders. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature. Unless terminated earlier, the Credit Agreement will mature on September 17, 2019, and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, if any, will be payable in full on such date.

The Credit Agreement requires term loan principal payments by the Corporation in an amount of $2.8 million on the each quarter beginning September 2015 through September 2019. The final principal repayment installment of term loans shall be repaid on the term maturity date, September 17, 2019. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence of certain indebtedness.

The Corporation had a total of $225.0 million outstanding of term debt under the Credit Agreement and $135.9 million outstanding under the revolving portion of the Credit Agreement as of September 30, 2014. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of September 30, 2014 was $2.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $171.6 million as of September 30, 2014.

The Corporation was compliant with all debt covenant requirements at September 30, 2014.

The obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

Prime Vendor Agreement

On January 4, 2011, the Corporation entered into an Amended Prime Vendor Agreement for Long-Term Care Pharmacies (the "Amended PVA") by and between ABDC, a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC. On January 25, 2013 the Corporation renegotiated its Amended PVA with ABDC effective January 1, 2013. The Amended PVA modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016.

The Amended PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The Amended PVA does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation's drug pricing under the terms of the Amended PVA.

The Corporation and ABDC are parties to certain legal proceedings with respect to the Amended PVA as further described in Note 5.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of September 30, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and are funded from available cash. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the nine months ended September 30, 2014, the Corporation did not repurchase shares of common stock under the share repurchase program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 200,334 shares of certain vested awards and the exercising of certain stock options for an aggregate price of approximately $5.1 million during the nine months ended September 30, 2014. These shares have also been designated by the Corporation as treasury stock.

As of September 30, 2014, the Corporation had a total of 2,617,305 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2013 and for the first, second and third quarters of 2014 (in millions, except where indicated):

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$439.8	$430.8	$436.8	$450.5	$452.2	$448.6	$470.2
Cost of goods sold	355.5	348.2	357.6	369.4	372.2	366.7	387.2
Gross profit	84.3	82.6	79.2	81.1	80.0	81.9	83.0
Selling, general and administrative	56.7	55.5	55.5	57.6	57.2	57.9	56.0
Amortization expense	4.1	3.9	3.7	3.7	4.4	4.3	4.9
Merger, acquisition, integration costs, and other charges	2.8	2.7	1.1	1.5	5.0	1.5	3.8
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2	26.6	1.1
Restructuring and impairment charges	-	-	1.0	3.4	1.9	1.2	0.1
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-	0.1	-
Operating income (loss)	20.0	21.3	0.6	13.9	10.3	(9.7)	17.1
Interest expense, net	2.6	2.9	2.6	2.5	2.5	2.3	2.1
Loss on debt extinguishment	-	-	-	-	-	-	4.3
Income (loss) before income taxes	17.4	18.4	(2.0)	11.4	7.8	(12.0)	10.7
Provision (benefit) for income taxes	6.9	8.2	4.2	7.0	3.0	(2.3)	2.2
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8	$(9.7)	$8.5

Earnings (loss) per share (1):
Basic	$0.36	$0.34	$(0.21)	$0.15	$0.16	$(0.32)	$0.28
Diluted	$0.35	$0.34	$(0.21)	$0.15	$0.16	$(0.32)	$0.28

Adjusted diluted earnings per diluted share (1)(2):	$0.46	$0.44	$0.49	$0.44	$0.37	$0.40	$0.45

Shares used in computing earnings (loss) per share:
Basic	29.6	29.7	29.7	29.5	29.8	30.0	30.1
Diluted	30.1	30.1	29.7	30.2	30.4	30.0	30.6

Balance sheet data:
Cash and cash equivalents	$7.8	$12.3	$52.4	$24.2	$12.7	$11.1	$7.1
Working capital (3)	$291.9	$291.8	$281.8	$260.4	$274.1	$311.0	$333.7
Goodwill (3)	$269.4	$269.4	$269.4	$282.0	$282.0	$286.2	$321.5
Intangible assets, net	$120.1	$116.3	$114.4	$136.3	$131.9	$130.4	$184.1
Total assets (3)	$840.9	$850.3	$845.1	$900.8	$868.6	$922.5	$1,045.5
Long-term debt	$271.7	$257.1	$234.4	$231.3	$230.9	$268.9	$360.9
Total stockholders' equity	$453.6	$465.4	$456.7	$462.5	$470.0	$462.2	$472.7

Supplemental information:
Adjusted EBITDA(2)	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6	$33.0
Adjusted EBITDA Margin (2)	7.9%	7.8%	7.7%	6.8%	6.6%	6.8%	7.0%
Adjusted EBITDA per prescription dispensed (2)	$3.56	$3.58	$3.64	$3.30	$3.45	$3.64	$3.89
Net cash provided by (used in) operating activities	$47.5	$26.4	$78.1	$3.7	$4.4	$(26.5)	$19.7
Net cash used in investing activities	$(7.2)	$(7.2)	$(11.0)	$(28.3)	$(16.3)	$(13.6)	$(113.4)
Net cash (used in) provided by financing activities	$(44.8)	$(14.7)	$(27.0)	$(3.6)	$0.4	$38.5	$89.7

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,711	9,420	9,320	9,280	8,608	8,411	8,492
Revenue per prescription dispensed (5)	$45.29	$45.73	$47.18	$48.87	$52.53	$53.33	$55.37
Gross profit per prescription dispensed (5)	$8.68	$8.77	$8.81	$9.06	$9.29	$9.74	$9.77
Gross profit margin (5)	19.2%	19.2%	18.7%	18.5%	17.7%	18.3%	17.7%
Generic drug dispensing rate (4)	83.3%	83.3%	83.3%	83.7%	84.5%	85.0%	85.1%
Inventory days on hand	25.4	29.6	18.1	26.2	26.0	35.1	31.7
Revenue days outstanding	41.6	41.6	39.8	39.0	37.7	37.0	36.7

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
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

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income (loss) and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation's debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation's discretionary use and is not intended to represent or to be used as a substitute for net income (loss) or cash flows from (used in) operating activities data as measured under U.S. generally accepted accounting principles ("GAAP"). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation's reported net income (loss) and cash flows from (used in) operating activities are significant components of the accompanying condensed consolidated statements of operations and cash flows and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation's calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation's net income (loss) and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, loss on debt extinguishment, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions as an indicator of its core operating results. The measurement is used in concert with net income (loss) and diluted earnings (loss) per share, which measure actual earnings (loss) per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings (loss) per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, loss on debt extinguishment, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for earnings (loss) per diluted common share as measured under GAAP. The impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, California Medicaid estimated recoupment, restructuring and impairment charges, loss on debt extinguishment, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation and impact of discrete items on tax provisions excluded from the earnings (loss) per diluted share are significant components of the accompanying condensed consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's GAAP earnings (loss) per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8	$(9.7)	$8.5
Add:
Interest expense, net	2.6	2.9	2.6	2.5	2.5	2.3	2.1
Merger, acquisition, integration costs and other charges	2.8	2.7	1.1	1.5	5.0	1.5	3.1
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2	26.6	1.1
California Medicaid estimated recoupment	-	-	2.9	-	-	-	-
Restructuring and impairment charges	-	-	1.0	3.4	1.9	1.2	0.1
Loss on extinguishment of debt	-	-	-	-	-	-	4.3
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-	0.1	-
Stock-based compensation and deferred compensation	2.2	1.8	2.4	2.3	2.1	1.8	1.8
Provision (benefit) for income taxes	6.9	8.2	4.2	7.0	3.0	(2.3)	2.2
Depreciation and amortization expense	8.9	8.7	8.6	8.5	9.2	9.1	9.8
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6	$33.0
Adjusted EBITDA Margin	7.9%	7.8%	7.7%	6.8%	6.6%	6.8%	7.0%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows
	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6	$33.0
Interest expense, net	(2.6)	(2.9)	(2.6)	(2.5)	(2.5)	(2.3)	(2.1)
Merger, acquisition, integration costs and other charges	(2.9)	(2.8)	(1.3)	(5.8)	(5.6)	(29.4)	(4.3)
Provision for bad debt	5.3	5.2	5.2	6.8	5.6	5.7	5.3
Amortization of deferred financing fees	0.3	0.7	0.6	0.7	0.7	0.6	0.5
Loss (gain) on disposition of equipment	-	(0.1)	0.4	0.3	(0.1)	-	-
Loss (gain) on acquisition/disposition	-	-	-	(1.3)	(0.3)	-	0.1
Provision (benefit) for income taxes	(6.9)	(8.2)	(4.2)	(7.0)	(3.0)	2.3	(2.2)
Deferred income taxes	3.6	(0.7)	3.5	5.6	4.0	(3.3)	(4.0)
Changes in federal and state income taxes payable (receivable)	2.9	3.2	(4.8)	(1.3)	(1.3)	(2.8)	3.7
Excess tax benefits from stock-based compensation	(0.2)	(0.2)	-	-	(2.7)	(0.5)	(0.2)
Changes in assets and liabilities	13.3	(1.7)	47.6	(22.2)	(20.2)	(27.4)	(10.1)
Other	0.1	0.2	(0.2)	(0.2)	0.1	-	-
Net cash provided by (used in) operating activities	$47.5	$26.4	$78.1	$3.7	$4.4	$(26.5)	$19.7

Unaudited Reconciliation of Diluted Earnings (Loss) Per Shares to Adjusted Diluted Earnings Per Share
	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third

Diluted earnings (loss) per share	$0.35	$0.34	$(0.21)	$0.15	$0.16	$(0.32)	$0.28
Add:
Diluted earnings (loss) per share impact of:
Merger, acquisition, integration costs and other charges	0.06	0.06	0.03	0.03	0.10	0.03	0.06
Settlement, litigation and other related charges	-	-	0.56	0.05	0.03	0.61	0.02
California Medicaid estimated recoupment	-	-	0.07	-	-	-	-
Restructuring and impairment charges	-	-	0.03	0.08	0.04	0.03	-
Loss on extinguishment of debt	-	-	-	-	-	-	0.09
Hurricane Sandy disaster costs	0.01	(0.02)	-	(0.03)	-	-	-
Stock-based compensation and deferred compensation	0.04	0.03	0.06	0.05	0.04	0.04	0.04
Impact of discrete items on tax provision	-	0.03	(0.05)	0.11	-	0.01	(0.04)
Adjusted diluted earnings per share	$0.46	$0.44	$0.49	$0.44	$0.37	$0.40	$0.45

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On September 17, 2014, the Corporation entered into the Credit Agreement. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility.  Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation's option, a base rate plus a margin between 0.50% and 1.25% per annum, or a Eurodollar Rate plus a margin between 1.50% and 2.25% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate plus 0.5%, and the Eurodollar Rate plus 1.0%.   As of September 30, 2014, borrowings under the term loan bore interest at a rate of 1.95% per annum based upon the one month adjusted LIBO rate plus margin and the revolving credit facility bore interest at a rate of 1.90% per annum based upon the LIBO rate plus applicable margin.

Based upon the amount of variable rate debt outstanding as of September 30, 2014, a 100 basis point change in interest rates would affect the Corporation's future pre-tax earnings by approximately $3.6 million on an annual basis. The estimated change to the Corporation's interest expense is determined by considering the impact of hypothetical interest rates on the Corporation's borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation's credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation's management would expect to take actions intended to further mitigate its exposure to such change.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

With regard to a matter previously reported in the Corporation's Form 10-Q for the second quarter of 2014, on August 18, 2014, the Corporation entered into a Settlement Agreement with the putative class and class counsel resolving all claims raised in the complaint filed in the United States District Court for the Southern District of Florida by Pines Nursing Homes (77), Inc.  The parties moved on September 8, 2014 for, among other things, certification of the putative class for the purposes of effectuating the settlement and preliminary approval of the parties' settlement, and have requested a hearing on that motion.  No hearing has yet been set on that motion and the Corporation awaits a decision on the motion for preliminary approval of the settlement.

With regard to a matter previously reported in the Corporation's Form 10-Q for the third quarter of 2013, on September 3, 2014, the United States District Court for the Eastern District of Wisconsin denied the Corporation's motion to dismiss the government's complaint for failure to state a claim upon which relief may be granted, which complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the Controlled Substances Act and monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act ("FCA"). Also, on September 3, 2014, the Court denied the Corporation's motion to dismiss the relator's retaliatory termination claim under the provisions of the FCA.

On March 6, 2012, a relator, Fox, a former Part D Plan Sponsor, filed a complaint against the Corporation in the United States District Court for the Southern District of Ohio. Fox filed an amended complaint on October 2, 2012. The case was transferred to the United States District Court for the Western District of Virginia on March 27, 2013. Fox alleges that the Corporation engaged in a variety of schemes relating to the dispensing of atypical antipsychotics and the drug Depakote, including allegedly dispensing drugs for unapproved uses, allegedly receiving illegal kickbacks in the form of rebates, and other alleged violations.  Fox also alleges that the Corporation improperly inflated dispensing fees by splitting prescriptions into partial fills.  Fox alleges that these activities caused the subsequent claims submitted to Medicare and Medicaid to be rendered false within the meaning of the federal False Claims Act and various state analogues.  The United States declined to intervene on September 8, 2014 and the case was unsealed on September 10, 2014, at which time the Court ordered Fox to serve the complaint upon the Corporation. Fox has until January 8, 2015 to serve the Corporation with the complaint but has not yet done so. The Corporation believes the allegations are meritless and intends to vigorously defend itself if and when Fox serves the complaint.

On September 10, 2014 the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against AmerisourceBergen Drug Corporation ("ABDC") for breach of the Amended Prime Vendor Agreement ("Amended PVA").  The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA and filed a motion seeking a preliminary injunction enjoining ABDC from instituting certain drug substitution programs.  On September 10, 2014, ABDC filed suit in the Court of Chancery of the State of Delaware seeking a declaration that it is not in breach of the Amended PVA.  The amounts disputed by ABDC generally relate to certain rebates owed by ABDC under the Amended PVA, which are approximately $8.5 million for the second quarter of 2014 and $12.3 million for the third quarter of 2014 and are likely to be of an approximately similar magnitude as the third quarter 2014 in future quarters. The Corporation has moved to dismiss the Delaware proceeding for lack of subject matter jurisdiction or, in the alternative, to dismiss or stay the action pending resolution of the Kentucky action and ABDC has filed a motion to stay the Kentucky action.  The Corporation intends to vigorously pursue its claims in whichever (or both) action proceeds.  The Corporation believes the aggregate amount of its claims are approximately $20.8 million.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity. The litigation proceedings with ABDC could continue for an extended period of time, likely longer than 18 months. Although the Corporation is confident in the merits of its case, until the resolution or settlement of such proceedings, the Corporation cannot provide any assurances about the collectability of the disputed amounts owed by ABDC.

With regard to a matter previously reported in the Corporation's Form 10-K for the year ended December 31, 2013, on the United States District Court for the Southern District of New York granted the Corporation's motion to dismiss the relator, Fox, complaint against the Corporation alleging that the Corporation violated the FCA by submitting false claims to Fox, other Medicare Part D sponsors and to Medicaid, by allegedly billing for expired drugs or for brand drugs when generic drugs should have been substituted. On September 10, 2014, Fox filed its notice of appeal but subsequently filed a stipulation of dismissal and the appeal was dismissed on September 30, 2014.

With regard to a matter previously reported in the Corporation's Form 10-K for the year ended December 31, 2013, on October 3, 2014, the United States District for the District of Rhode Island granted the Corporation's motion to dismiss the complaint filed by the relator, Robert Gadbois, alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and thus the dispenses were not eligible for payment and therefore that the claims the Corporation submitted to the Government were false within the meaning of the FCA.  The relator has appealed the trail court's decision.

With regard to a matter previously reported in the Corporation's Form 10-Q for the second quarter of 2013, on September 29, 2014, the United States District for the District of New Jersey denied the Corporation's motion to dismiss with regard to the substantive argument, but granted the motion in part by limiting the relevant time period, with respect to the relator, Mark Silver's, complaint against the Corporation alleging that the Corporation violated the False Claims Act and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs.

Item 1A. Risk Factors

The Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. We encourage you to read these risk factors in their entirety.

A Loss In Rebates and Other Pricing Terms Under the Amended PVA May Adversely Impact Our Financial Results.

On January 4, 2011, the Corporation entered into an Amended Prime Vendor Agreement ("Amended PVA") for Long-Term Care Pharmacies (the "Amended PVA") by and between AmerisourceBergen Drug Corporation ("ABDC"), a wholly owned subsidiary of AmerisourceBergen Corporation, the Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC. On January 25, 2013 the Corporation renegotiated its Amended PVA with ABDC effective January 1, 2013. The Amended PVA modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016. The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The Amended PVA does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation's drug pricing under the terms of the Amended PVA. On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for breach of the Amended PVA.  The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA and filed a motion seeking a preliminary injunction enjoining ABDC from instituting certain drug substitution programs.  On September 10, 2014, ABDC filed suit in the Court of Chancery of the State of Delaware seeking a declaration that it is not in breach of the Amended PVA.  The amounts disputed by ABDC generally relate to certain rebates owed by ABDC under the Amended PVA, which are approximately $8.5 million for the second quarter of 2014 and $12.3 million for the third quarter of 2014 and are likely to be of an approximately similar magnitude as the third quarter 2014 in future quarters.  The Corporation has moved to dismiss the Delaware proceeding for lack of subject matter jurisdiction or, in the alternative, to dismiss or stay the action pending resolution of the Kentucky action.  ABDC has filed a motion to stay the Kentucky action.  The Corporation intends to vigorously pursue its claims in whichever (or both) action proceeds.  The Corporation believes the aggregate amount of its claims are currently approximate $20.8 million as of September 30, 2014 which is reflected as a receivable  and included in prepaids and other assets in the accompanying unaudited condensed consolidated balance sheets.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation proceedings with ABDC could continue for an extended period of time, likely longer than 18 months.  Although the Corporation is confident in the merits of its case, until the resolution or settlement of such proceedings, the Corporation cannot provide any assurances about the collectability of the disputed amounts owed by ABDC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended September 30, 2014.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes. The Corporation redeemed 9,432 shares of certain vested awards for an aggregate price of $0.2 million during the three months ended September 30, 2014. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
				(in millions)
July 1, 2014 - July 31, 2014	291(1)	$28.05	-	$19.7
August 1, 2014 - August 31, 2014	7,692(1)	26.15	-	19.7
September 1, 2014 - September 30, 2014	1,449(1)	25.46	-	19.7

(1)	The Corporation repurchased 9,432 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended September 30, 2014.

Item 4. Mine Safety Disclosures

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

10.32*	Credit Agreement, dated September 17, 2014, between PharMerica Corporation, the Lenders thereto and Bank of America, N.A., as Administrative Agent

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: November 6, 2014	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: November 6, 2014	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: November 6, 2014	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.32*	Credit Agreement, dated September 17, 2014, between PharMerica Corporation, the Lenders thereto and Bank of America, N.A., as Administrative Agent

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.