Form 10-K
period 2014-12-31
PharMerica CORP
filed 2015-03-02
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2014 was $831,220,514.

Class of Common Stock	Outstanding at February 20, 2015
Common stock, $0.01 par value	30,154,068

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant’s definitive proxy statement for the 2015 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

PHARMERICA CORPORATION
FORM 10-K

Index
Part I

Item 1.	Business

Overview

Formed in 2006, PharMerica Corporation (the “Corporation,” “we,” “us,” or “our”), a Delaware Corporation, is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 98 institutional pharmacies and 14 specialty infusion centers and 5 specialty oncology pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

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

Index
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

Specialty Oncology Pharmacy

We provide dispensing of oncology drugs, care management and other related services to patients, oncology practices, and hospitals.  These services encompass clinical coordination and review, compliance to appropriate oncology protocols, patient assistance with outside funding, and timely delivery of medication.  We coordinate the administration of medications to the physician’s office or directly to the patient at the appropriate point of treatment.  We work directly with the payers to bill insurance companies for the medication provided, ensuring all prior authorizations and approvals are obtained.  These services offer physicians an alternative to the traditional buy-and-bill distribution model, allowing them to outsource drug procurement, inventory management, and prescription administration.

Index
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

Acquire Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 45 states. We believe that there are growth opportunities in several other markets. There are numerous businesses in our markets, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire companies. Since its formation in 2006, the Corporation has acquired 16 institutional pharmacy businesses, two specialty infusion services business and one specialty oncology pharmacy.

Sales and Marketing

We sell our products and services through a national sales force. The sales force is organized by both geographic lines and size of client. We believe this helps us to maximize coverage, manage costs, and align more effectively with our operating regions. Our sales representatives specialize in the products and services we offer and the markets in which we operate. Their knowledge permits us to meet the unique needs of our customers while maintaining profitable relationships.

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

During 2013, revenues from Kindred Healthcare (“Kindred”) facilities represented approximately 9.2% of the Corporation’s total revenues. Kindred did not renew the Corporation's contract for pharmacy services and the contract expired on December 31, 2013. As of January 1, 2014, we no longer provide institutional pharmacy services to Kindred.

Specialty Infusion Services. At December 31, 2014, the Corporation provided specialty infusion services to patients in 14 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Specialty Oncology Services.  At December 31, 2014, the Corporation provided specialty oncology medication services to patients in 44 states with acute and chronic conditions in a hospital or physician practice or the home setting.

Hospital Pharmacy Management Services. At December 31, 2014, the Corporation provided hospital pharmacy management services to Kindred and other customers at 89 locations.

Suppliers/Inventory

We obtain pharmaceutical and other products from AmerisourceBergen Drug Corporation ("ABDC") and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. ABDC maintains local distribution facilities in most major geographic markets in which we operate.  In addition, beginning in the fourth quarter of 2013, we began supplying many of our pharmacies with select products from a distribution center operated by a third-party logistics company.

Index
The Corporation and ABDC are parties to certain legal proceedings with respect to the Amended Prime Vendor Agreement, as amended by the First Amendment to the Amended Prime Vendor Agreement (the “Amended PVA”) as further described in Note 6 of the consolidated financial statements.

On March 2, 2015, the corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  On February 27, 2015, we signed a new Prime Vendor Agreement with Cardinal Health.  See Item 9B below.

Brand versus Generic

The following table summarizes the Corporation’s generic drug dispensing rate:

2012	2013	2014
83.3%	83.4%	84.9%

The following table summarizes the material brand-to-generic conversions expected to occur in 2015 through 2018:

2015	2016	2017	2018
Colcrys (Q1)	Gleevec (Q1)	Symbicort (Q3)	Novolog (Q1)
Copaxone (Q1)	Nuedexta (Q1)	Namenda XR (Q4)*	Spiriva (Q1)
Invega (Q1)	Combivent (Q2)	Seroquel XR (Q4)	Nasonex (Q2)
Lumigan (Q1)	Crestor (Q2)
Renegal (Q1)	Cubicin (Q2)
Abilify (Q2)*	Lantus (Q2)*
Renvela (Q2)	Advair Diskus (Q3)*
Zyvox (Q2)*	Tamiflu (Q3)
Aggrenox (Q3)	Azilect (Q4)
Exelon (Q3)*	Zetia (Q4)
Namenda IR (Q3)*
Patanol (Q4)
Avodart (Q4)

* These represent the most significant brand-to-generic conversions
(Number in parentheses refers to the expected quarter of conversion)

When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically, a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period that a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. This acceleration in the reimbursement reduction and the number of generic manufacturers have resulted in margin compression much earlier than we have historically experienced. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on the Corporation’s results of operations.

Index
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

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2012		2013		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$873.0	47.6%	$813.7	46.3%	$866.0	45.7%
Institutional healthcare providers	561.4	30.6	519.2	29.5	459.7	24.3
Medicaid	165.9	9.1	157.0	9.0	167.1	8.8
Private and other	84.7	4.6	77.2	4.4	81.9	4.3
Insured	79.5	4.3	113.0	6.4	239.0	12.6
Medicare	4.2	0.3	15.5	0.9	21.9	1.2
Hospital management fees	63.9	3.5	62.3	3.5	58.9	3.1
Total	$1,832.6	100.0%	$1,757.9	100.0%	$1,894.5	100.0%

The change in the revenue by payer type, as a percent of total revenue, over the three year period is a result of the 2012 acquisition of Amerita and the 2013 acquisition of Onco, both of which are more heavily weighted to insured and Medicare payer sources.

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one larger competitor in the institutional pharmacy industry, Omnicare, Inc.

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

Index
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

Seasonality

Our largest customers in institutional pharmacy services are skilled nursing facilities. Both prescription and non-prescription drug sales at skilled nursing facilities are affected by the timing and severity of the cold/flu season and other seasonality of the long-term care facilities industry, however seasonality does not have a material effect on the Corporation’s consolidated financial results.

Working Capital

For information about the Corporation’s practices relating to working capital items, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Employees

As of December 31, 2014, we had approximately 6,000 employees which included approximately 1,200 part-time employees. The Corporation had approximately 330 employees that were covered by collective bargaining agreements as of December 31, 2014. As of December 31, 2014, we employed approximately 1,500 licensed pharmacists. We believe that our relationships with our employees are good.

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

Index
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

In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including looking at relationships with pharmacies and programs containing incentives for pharmacists to dispense one particular product rather than another. These enforcement actions arose under various state laws including fraud and abuse laws and consumer protection laws which generally prohibit false advertising and deceptive trade practices.

In the ordinary course of business, we are regularly and currently subject to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations for regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments and fines. Such sanctions could have a material adverse effect on our financial condition, results of operation and liquidity.

Index
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

Index
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

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: (i) bona fide services fees;(ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and (iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. Centers for Medicare and Medicaid Services (“CMS”) will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

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

The Office of Information and Regulatory Affairs website states that the final AMP was expected June 2014, but to date has not been released. Further, CMS has stated that AMP-based FULs will be published at or about the same time that CMS publishes the Medicaid Covered Outpatient Drug final rule, which, according to the latest unified agenda, is expected in April 2015.  CMS will continue to post draft monthly FULs.  The Corporation will continue to analyze the draft monthly FULs, including the relationship of those FULs to the National Average Drug Acquisition pricing.

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

Short Cycle Dispensing and Dispensing Fees

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

In a February 12, 2015 Final Rule entitled "Medicare Program: Contract Year 2016 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs", CMS finalized a regulation, effective January 1, 2016, prohibiting financial arrangements that penalize more efficient long-term care dispensing techniques (e.g., dispensing a three day supply over a 14 day supply) through pro-rated dispensing fees based on a day's supply or quantity dispensed.  CMS also finalized a requirement that, effective January 1, 2016, any differences in payment methodologies among long-term care pharmacies incentivize more efficient dispensing techniques.  The Corporation is unable to evaluate the full impact of these changes on its business at this time.

Index
Medicare Part D Changes

In a May 23, 2014 Final Rule entitled “Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs,” CMS finalized a requirement that, effective June 1, 2015 and enforceable December 1, 2015, all prescribers of Part D covered drugs must be enrolled as Medicare providers (or be granted a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor) in order for a claim to be covered under Medicare Part D.  CMS also finalized several specific requirements to reduce prescriber fraud, waste, and abuse.  The Corporation is unable to evaluate the full impact of these changes on its business at this time.

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

Index
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

Index
Item 1A.	Risk Factors

You should consider carefully the risks described below, together with all of the other information, in evaluating the Corporation and  its common stock. If any of the risks described below actually occur, it could have a material adverse effect on the Corporation’s  business, results of operations, financial condition and stock price.

Risk Factors Relating to Our Business

Financial soundness of our customers and suppliers may adversely affect our results of operations.

If our customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their healthcare expenditures resulting in the long-term care customers renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow. Also some of our customers’ real estate is owned by Real Estate Investment Trusts limiting their ability to renegotiate rental costs furthering their desire to reduce other controllable costs, such as pharmacy costs.

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

Index
Our operating revenue and profitability may suffer upon the occurrence of the loss of certain customers.

We have a number of customers that own or operate numerous facilities in our institutional pharmacy segment. In addition, our hospital revenues are primarily derived from one large multi-facility customer. If we are not able to continue these relationships or are only able to continue these relationships on less favorable terms than the ones currently in place, our operating revenues and results of operations would be materially impacted. There can be no assurance that these customers will not terminate all or a portion of their contracts with the Corporation.

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

Index
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

The Office of Information and Regulatory Affairs website states that the final AMP was expected June 2014, but to date has not been released.  Further, CMS has stated that AMP-based FULs will be published at or about the same time that CMS publishes the Medicaid Covered Outpatient Drug final rule, which, according to the latest unified agenda, is expected in April 2015.  CMS will continue to post draft monthly FULs.  The Corporation will continue to analyze the draft monthly FULs, including the relationship of those FULs to the National Average Drug Acquisition pricing.

Index
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

Index
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

Index
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

The HITECH, part of the American Recovery and Reinvestment Act of 2009, changed several aspects of HIPAA including, without limitation, the following: (i) applies HIPAA security provisions and penalties directly to business associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary of Health and Human Services issued an interim final rule on August 24, 2009 that requires notifications for certain unpermitted disclosures of PHI. The final rule was issued on January 17, 2013.

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

Index
Risks generally associated with our sophisticated information systems may adversely affect our results of operations.

We rely on sophisticated information systems in our business to obtain, rapidly process, analyze, and manage data to facilitate the dispensing of prescription and non-prescription pharmaceuticals in accordance with physician orders and deliver those medications to patients and long-term care residents on a timely basis; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted for any reason, including cyber security threats, or damaged or if they fail for an extended period of time. Significant disruptions to our infrastructure or any of our facilities due to failure of technology or some other catastrophic event could adversely impact our business.

We purchase a significant portion of our pharmaceutical products from one supplier.

We are required to purchase a substantial amount of our pharmaceutical products from ABDC, pursuant to the Amended PVA. If ABDC fails to deliver products in accordance with the Amended PVA, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers’ requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial condition, results of operations and liquidity. In addition, under the terms of the Amended PVA, the Corporation is limited in our ability to negotiate potentially better pricing and other terms with other drug distributors, which could negatively impact our competitive position.  On March 2, 2015, we provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  We have entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015.  See Item 9B below.

A loss in rebates and other pricing terms under the Amended PVA may adversely impact our financial results.

On January 4, 2011, the Corporation entered into the Amended PVA for Long-Term Care Pharmacies. On January 25, 2013 the Corporation renegotiated its Amended PVA with ABDC effective January 1, 2013. The Amended PVA modifies the previous agreement, which was set to expire September 30, 2013 and extends its term until September 30, 2016. The First Amendment requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The Amended PVA does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions ABDC has the ability to increase the Corporation's drug pricing under the terms of the Amended PVA. On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for breach of the Amended PVA. The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA. The amounts disputed by ABDC generally relate to certain rebates owed by ABDC under the Amended PVA, which are $8.5 million, $12.3 million, and $20.0 million for the second quarter of 2014, the third quarter of 2014 and the fourth quarter of 2014, respectively. The Corporation believes the aggregate amount of its claims were $40.8 million as of December 31, 2014 which is reflected as a receivable and included in prepaids and other assets in the accompanying consolidated balance sheet. The Corporation will have claims for additional damages resulting from ABDC's breaches of the Amended PVA. The Corporation intends to vigorously pursue its claims. The Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity. The litigation with ABDC could continue for an extended period of time, likely longer than 12 months. The Corporation cannot provide any assurances about the outcome of the litigation. A loss in rebates and/or other pricing terms under the Amended PVA may adversely impact our financial results. On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015. We have entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015. See Item 9B below.

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

Index
We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired, or if we shorten intangible asset useful lives.

We have $317.7 million of goodwill and $177.6 million of recorded intangible assets on our consolidated balance sheet as of December 31, 2014. Our intangible assets primarily represent the value of client relationships that were recorded from past acquisitions. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. A goodwill or intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations.

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

Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have pharmacies, including weather conditions and other natural disasters, some of which may not be covered by insurance.

Our revenues and volume trends will be predicated on many factors, including physicians’ pharmaceutical decisions on patients, payer programs, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, current local economic and demographic changes, some of which may not be covered by insurance. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management. These factors may also have an effect on our customers and their ability to continue to operate. For further discussion, see Note 9.

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

Our financial statements filed with the SEC are prepared in accordance with U.S. GAAP, and the preparation of such financial statements includes making estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, and related reserves, revenues, expenses, and income. We evaluate our exposure to legal proceedings and establish reserves for the estimated liabilities in accordance with U.S. GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management's evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.  Estimates are inherently subject to change in the future, and such changes could result in corresponding changes to the amounts of assets, liabilities, income, or expenses and likewise could have an adverse effect on our financial position, results of operations, or cash flows.

Index
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

Index
We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of December 31, 2014, we had outstanding debt of $350.0 million outstanding under our Credit Agreement and revolver, all of which was subject to variable rates of interest. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

We have indebtedness, which restricts our ability to pay cash dividends and has a negative impact on our financing options and liquidity.

We have $350.0 million in indebtedness outstanding as of December 31, 2014 under our Credit Agreement and revolver.  We also have $1.3 million in capital lease obligations at December 31, 2014.

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

Index
Item 2.	Properties

We have facilities including offices and key operating facilities in various locations throughout the United States. The Corporation’s corporate headquarters are located in Louisville, Kentucky. In addition to the pharmacies listed below, the Corporation also has multiple facilities throughout the nation with several overhead and administrative functions. As of December 31, 2014, all facilities were leased. We consider all of these facilities to be suitable and adequate.

The following table presents certain information with respect to operating leases of our pharmacies identified by the Corporation as properties as of December 31, 2014:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage

Alabama	3	33,594	Mississippi	1	11,600
Arizona	5	31,249	Missouri	1	4,090
Arkansas	1	6,850	Montana	1	2,440
California	9	91,151	Nebraska	1	5,120
Colorado	4	32,054	Nevada	2	8,250
Connecticut	1	15,600	New Hamphire	1	7,500
Delaware	1	5,739	New Jersey	1	14,309
Florida	6	64,530	New Mexico	1	4,798
Georgia	2	33,202	New York	4	81,431
Hawaii	5	15,506	North Carolina	3	21,250
Idaho	1	4,031	Ohio	2	28,050
Illinois	1	15,495	Oklahoma	2	12,786
Indiana	1	20,386	Pennsylvania	12	79,062
Iowa	1	6,250	Rhode Island	1	9,415
Kansas	1	9,977	South Carolina	2	20,350
Kentucky	2	43,500	South Dakota	2	11,050
Louisiana	1	4,914	Tennessee	5	47,919
Maine	1	10,200	Texas	13	92,320
Maryland	2	7,700	Utah	3	18,002
Massachusetts	2	33,722	Virginia	2	15,807
Michigan	2	13,720	Washington	2	12,973
Minnesota	1	6,727	West Virginia	1	8,900
			Wisconsin	1	3,750

Item 3.	Legal Proceedings

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Coiporation alleging that the Corporation violated the FCA and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation. On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation. The Corporation intends to vigorously defend itself against these allegations.

Index
     On March 6, 2012, a relator, Fox, a former Part D Plan Sponsor, filed a complaint against the Corporation in the United States District Court for the Southern District of Ohio. Fox filed an amended complaint on October 2,2012. The case was transferred to the United States District Court for the Western District of Virginia on March 27, 2013. Fox alleged that the Corporation engaged in a variety of schemes relating to the dispensing of atypical antipsychotics and the drug Depakote, including allegedly dispensing drugs for unapproved uses, allegedly receiving illegal kickbacks in the form of rebates, and other alleged violations. Fox also alleges that the Corporation improperly inflated dispensing fees by splitting prescriptions into partial fills. The United States declined to intervene on September 8, 2014. Fox voluntarily dismissed its complaint on December 15, 2014.

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

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and in violation of state dispensing laws. Relator alleges that, as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case. On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator has appealed the court's decision. The Corporation intends to continue to defend the case vigorously.

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

Index

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District Court for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The U.S. Government and the various states declined to intervene in the case. On April 7, 2014, the Corporation moved to dismiss the complaint and on July 23, 2014, the motion was denied. The Corporation again moved to dismiss the case on jurisdictional grounds on January 13, 2015. That motion is pending. The Corporation intends to vigorously defend itself against these allegations.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the Anti-Kickback Statute and, hence, that certain claims for Depakote that the Corporation submitted to federal health care programs violated the Federal False Claims Act. The Corporation is cooperating with this investigation and believes it has complied with all applicable laws and regulations. On May 29, 2014, the United States District Court for the Western District of Virginia entered an order (the "May 29 Order") unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. l:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. l:07-cv-0008. The May 29 Order also unsealed the government's notice of intervention and granted the Government 120 days to serve its Complaint in Intervention. That deadline has since been extended to March 23, 2015 as to PharMerica only. As was indicated during the investigation, the complaints allege that certain agreements that the Corporation had with the manufacturer of Depakote violated the Anti-Kickback Statute and, hence, those certain claims for Depakote that the Corporation submitted to federal health care programs violated the Federal False Claims Act and the analogous statutes of 27 states. The Corporation intends to vigorously defend itself.

On September 10, 2014 the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for breach of the Amended PVA. The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA and filed a motion seeking a preliminary injunction enjoining ABDC from instituting certain drug substitution programs. On September 10, 2014, ABDC filed suit in the Court of Chancery of the State of Delaware seeking a declaration that it is not in breach of the Amended PVA. The Delaware proceeding was voluntarily dismissed on November 20, 2014. On November 24, 2014, the Jefferson Circuit Court issued a temporary injunction against ABDC. That order was subsequently over-ruled by the Court of Appeals on February 13, 2015. The Corporation has appealed the decision of the Court of Appeals to the Kentucky Supreme Court. On February 24, 2015, the Kentucky Supreme Court stayed the Appellate Court's ruling until the Kentucky Supreme Court has an opportunity to rule on the matter. The amounts disputed by ABDC generally relate to certain rebates owed by ABDC under the Amended PVA. Rebates receivable from ABDC are $8.5 million, $12.3 million, and $20.0 million for the second quarter of 2014, the third quarter of 2014, and the fourth quarter of 2014, respectively, in the aggregate total $40.8 million at December 31, 2014. The Corporation will have claims for additional damages resulting from ABDC's breaches of the Amended PVA. On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015. The Corporation intends to vigorously pursue its claims. The Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity. The litigation proceedings with ABDC could continue for an extended period of time, likely longer than 12 months. The Corporation cannot provide any assurances about the outcome of the litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our only class of common equity is our $0.01 par value common stock, which trades on the NYSE under the symbol “PMC.”

The following table sets forth the high and low prices per share during the period and the closing price as of the last day of each period of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low	Close

Fiscal 2013
First Quarter	$15.42	$13.39	$14.00
Second Quarter	$16.45	$12.22	$13.86
Third Quarter	$15.80	$11.84	$13.27
Fourth Quarter	$22.85	$13.24	$21.50

Fiscal 2014
First Quarter	$28.35	$20.01	$27.98
Second Quarter	$30.48	$25.56	$28.59
Third Quarter	$29.73	$24.12	$24.43
Fourth Quarter	$30.00	$19.42	$20.71

Stockholders

As of January 31, 2015, we had approximately 2,600 stockholders of record of the Corporation’s common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Index
The following table sets forth equity compensation plan information as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	1,854,779	(1)	$14.62	(2)	2,865,608	(3)

(1) Includes the following:

•	913,209 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;
•	446,833 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan;
•	7,831 shares of common stock to be issued upon vesting of restricted stock awards under the Omnibus Plan; and
•	486,906 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 941,570 shares of common stock potentially to be issued under restricted stock awards, performance share units and restricted stock units.

(3) The 2,865,608 shares does not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share units at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 1,737,623.

See Note 10 to the Consolidated Financial Statements included in this Report for information regarding the material features of the Omnibus Plan.

Index
Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Index for the period from December 31, 2009 to December 31, 2014. This graph assumes an investment in the Corporation’s common stock and the indices of $100 on December 31, 2009 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
December 31, 2009	100.00	100.00	100.00
March 31, 2010	114.74	104.87	102.89
June 30, 2010	92.32	92.43	90.24
September 30, 2010	60.01	102.34	97.66
December 31, 2010	72.10	112.78	100.71
March 31, 2011	72.04	118.90	105.74
June 30, 2011	80.35	118.43	113.45
September 30, 2011	89.86	101.46	101.52
December 31, 2011	95.59	112.78	110.95
March 31, 2012	78.27	126.31	120.30
June 30, 2012	68.77	122.16	121.68
September 30, 2012	79.72	129.20	128.45
December 31, 2012	89.67	127.90	127.81
March 31, 2013	88.16	140.72	147.26
June 30, 2013	87.28	144.05	152.17
September 30, 2013	83.56	150.80	161.79
December 31, 2013	135.39	165.76	177.32
March 31, 2014	176.20	167.91	186.91
June 30, 2014	180.04	175.79	194.50
September 30, 2014	153.84	176.87	204.28
December 31, 2014	130.42	184.64	218.64

Recent Sales of Unregistered Securities

None.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2010, the Corporation announced a stock repurchase program where the Corporation is authorized to repurchase up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used to purchase the Corporation’s common stock. On July 2, 2012, the Board of Directors authorized an increase to the existing stock repurchase program that will allow the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remained available under the program as of December 31, 2014. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended December 31, 2014.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes and exercise cost of stock options. The Corporation redeemed no shares of vested awards during the three months ended December 31, 2014.

Index
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

Index
	Years Ended December 31,
	2010	2011	2012	2013	2014
Income statement data:
Revenues	$1,847.3	$2,081.1	$1,832.6	$1,757.9	$1,894.5
Cost of goods sold	1,604.8	1,786.2	1,532.4	1,430.7	1,555.2
Gross profit	242.5	294.9	300.2	327.2	339.3
Selling, general and administrative	182.8	216.5	214.7	225.3	236.3
Amortization expense	9.3	11.0	12.3	15.4	20.1
Impairment of intangible assets	-	5.1	-	-	-
Merger, acquisition, integration costs and other charges	14.6	16.8	17.8	8.1	13.6
Settlement, litigation and other related charges	-	(1.5)	2.1	19.6	37.3
Restructuring and impairment charges	-	-	-	4.4	3.3
Hurricane Sandy disaster costs	-	-	4.5	(1.4)	(1.7)
Operating income (1)	$35.8	$47.0	$48.8	$55.8	$30.4
Net income (7)	$19.2	$23.4	$22.9	$18.9	$6.8
Earnings per common share: (2)
Basic	$0.64	$0.80	$0.78	$0.64	$0.23
Diluted	$0.64	$0.79	$0.77	$0.63	$0.22
Adjusted earnings per diluted common share (3)	$1.03	$1.32	$1.41	$1.83	$1.67
Shares used in computing earnings per common share:
Basic	30.0	29.3	29.5	29.6	30.0
Diluted	30.1	29.5	29.9	30.1	30.6

Balance sheet data:
Cash and cash equivalents	$10.8	$17.4	$12.3	$24.2	$33.3
Working capital (4)	$280.9	$348.4	$322.1	$259.6	$321.5
Goodwill (4)	$179.4	$214.9	$269.4	$282.8	$317.7
Intangible assets, net	$102.2	$100.2	$121.9	$136.3	$177.6
Total assets (4)	$759.7	$834.0	$886.3	$900.8	$1,068.1
Long-term debt, including current portion	$245.6	$300.0	$315.5	$231.3	$351.3
Total stockholder's equity	$384.4	$413.8	$442.6	$462.5	$478.1

Supplemental information:
Adjusted EBITDA (3)	$83.7	$104.5	$111.2	$132.8	$130.6
Adjusted EBITDA Margin (3)	4.5%	5.0%	6.1%	7.5%	6.9%
Adjusted EBITDA per prescription dispensed (3)	$2.21	$2.51	$2.84	$3.52	$3.73
Net cash provided by operating activities	$98.2	$26.8	$85.7	$155.7	$48.4
Net cash used by investing activities	$(133.2)	$(64.0)	$(105.3)	$(53.7)	$(157.0)
Net cash (used in) provided by financing activities	$(5.4)	$43.8	$14.5	$(90.1)	$117.7

Statistical information (in whole numbers except where indicated)
Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	37,826	41,677	39,212	37,731	35,003
Revenue per prescription dispensed (6)	$48.84	$49.93	$46.74	$46.67	$54.12
Gross profit per prescription dispensed (6)	$6.41	$7.08	$7.66	$8.75	$9.69
Gross profit margin (6)	13.1%	14.2%	16.4%	18.8%	17.9%
Generic drug dispensing rate (5)	76.5%	79.6%	83.3%	83.4%	84.9%

(1) Includes depreciation expense of $18.8 million, $20.1 million, $18.6 million, $19.3 million and $20.3 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.
(2) The Corporation has never declared a cash dividend.  Earnings per share in whole dollars and cents.
(3) See “Use of Non GAAP Measures for Measuring Annual Results” for a definition and reconciliation of Adjusted earnings per diluted common share to Earnings per diluted common share and for reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin.
(4) As adjusted, see Note 2 - Acquisitions in the Consolidated Financial Statements
(5) Single source generic drugs, previously classified as brand drugs, are now being classified  as generics for purposes of the generic dispensing rate calculation in all periods.
(6) Amounts in 2013 do not include the $2.9 million California Medicaid estimated recoupment.
(7) Amounts in 2014 reflect a $4.3 million loss on extinguishment of debt in the third quarter 2014.

Index
  Use of Non-GAAP Measures for Measuring Annual Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amounts associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. generally accepted accounting principles (“U.S. GAAP”). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income and cash flows from operating activities are significant components of the accompanying consolidated income statements and cash flows, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation’s net income and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related costs and charges, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment, loss on debt extinguishment, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation, and impacts of discrete items on tax provision (the “Excluded Items”) as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP.   The Excluded Items are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s U.S. GAAP earnings per diluted common share for the periods presented.

Index
Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,
	2010	2011	2012	2013	2014
Net income	$19.2	$23.4	$22.9	$18.9	$6.8
Add:
Interest expense, net	3.6	8.8	10.0	10.6	9.9
Merger, acquisition, integration costs and other charges	14.6	16.8	17.8	8.1	12.9
Settlement, litigation and other related charges	-	(1.5)	2.1	19.6	37.3
California Medicaid estimated recoupment	-	-	-	2.9	-
Restructuring and impairment charges	-	-	-	4.4	3.3
Loss on extinguishment of debt	-	-	-	-	4.3
Hurricane Sandy disaster costs	-	-	4.5	(1.4)	(1.7)
Stock-based compensation and deferred compensation	5.2	6.0	7.1	8.7	8.0
Provision for income taxes	13.0	14.8	15.9	26.3	9.4
Impairment of intangible assets	-	5.1	-	-	-
Depreciation and amortization expense	28.1	31.1	30.9	34.7	40.4
Adjusted EBITDA	$83.7	$104.5	$111.2	$132.8	$130.6
Adjusted EBITDA Margin	4.5%	5.0%	6.1%	7.5%	6.9%

Index
Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2010	2011	2012	2013	2014

Adjusted EBITDA	$83.7	$104.5	$111.2	$132.8	$130.6
Interest expense, net	(3.6)	(8.8)	(10.0)	(10.6)	(9.9)
Merger, acquisition, integration costs and other charges	(14.0)	(15.3)	(16.5)	(8.1)	(52.8)
Provision for bad debt	18.5	24.8	25.2	22.5	23.2
Amortization of deferred financing fees	0.6	0.8	1.0	2.3	1.9
Loss on disposition of equipment	0.3	0.1	0.1	0.6	-
Gain on acquisition	-	-	-	(1.3)	(0.2)
Provision for income taxes	(13.0)	(14.8)	(15.9)	(26.3)	(9.4)
Deferred income taxes	12.3	13.9	2.8	12.0	(2.3)
Changes in federal and state income tax payable	(0.1)	0.2	1.1	-	7.2
Excess tax benefit from stock-based compensation	-	-	-	(0.4)	(3.4)
Changes in assets and liabilities	13.5	(78.8)	(13.5)	32.2	(36.9)
Other	-	0.2	0.2	-	0.4
Net Cash Flows from Operating Activities	$98.2	$26.8	$85.7	$155.7	$48.4

Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	Years Ended December 31,
	2010	2011	2012	2013	2014

Diluted earnings per share	$0.64	$0.79	$0.77	$0.63	$0.22
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	-	0.11	-	-	-
Merger, acquisition, integration costs and other charges	0.29	0.35	0.36	0.17	0.27
Settlement, litigation and other related charges	-	(0.03)	0.04	0.62	0.77
California Medicaid estimated recoupment	-	-	-	0.06	-
Loss on extinguishment of debt	-	-	-	-	0.09
Restructuring and impairment charges	-	-	-	0.09	0.07
Hurricane Sandy disaster costs	-	-	0.09	(0.03)	(0.04)
Stock-based compensation and deferred compensation	0.10	0.12	0.14	0.18	0.17
Impact of discrete items on tax provision	-	(0.02)	0.01	0.11	0.12
Adjusted diluted earnings per share	$1.03	$1.32	$1.41	$1.83	$1.67

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation’s current estimates, expectations and projections about the Corporation’s future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation’s possible future results of operations including revenue, costs of goods sold, operating expenses, gross profit, and business and growth strategies, financing plans, the Corporation’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation’s ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation’s debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation’s risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation’s products and services;
•	the risk of retaining existing customers and service contracts and the Corporation’s ability to attract new customers for growth of the Corporation’s business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation’s operations;
•	the Corporation’s ability to successfully pursue the Corporation’s development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation’s ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries including the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation’s ability, and the ability of the Corporation’s customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the effects of changes in the interest rate on the Corporation’s outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation’s control;

Index
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;
•	elimination of, changes in, or the Corporation’s failure to satisfy pharmaceutical manufacturers’ rebate programs;
•	the Corporation’s ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation’s stock;
•	the uncertainty as to the long-term value of the Corporation’s common stock;
•	the Corporation’s ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation’s net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation’s results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	the potential impact of the litigation proceedings with ABDC regarding the Amended PVA;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation’s filings with the Commission, including the “Risk Factors” set forth in this Report on Form 10-K for the year ended December 31, 2014.

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

The Corporation’s Business and Industry Trends

PharMerica Corporation together with its subsidiaries, (the “Corporation”) is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 98 institutional pharmacies, 14 specialty infusion pharmacies and 5 specialty oncology pharmacies in 45 states. The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers. The Corporation also provides pharmacy management services to 89 hospitals in the United States.

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

Index
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

Index
Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if:

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

The summary of critical accounting estimates is not intended to be a comprehensive list of all of the Corporation’s accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the consolidated financial statements, the resulting changes could have a material effect on the consolidated results of operations and financial condition of the Corporation.

The following paragraphs present information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2014, and the actual diluted shares.

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

Our allowance for doubtful accounts, included in our balance sheets at December 31, 2013 and 2014, was $56.7 million and $58.1 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements was as follows (dollars in millions):

	2012			2013			2014
	Amount		% of Revenues	Amount		% of Revenues	Amount	% of Revenues

First Quarter	$6.2		1.2%	$5.3	*	1.2%	$5.6	1.2%
Second Quarter	6.2		1.4	5.2		1.2	5.7	1.3
Third Quarter	7.3		1.7	5.2		1.2	5.3	1.1
Fourth Quarter	5.5	*	1.3	6.8		1.5	6.6	1.3

*Excludes a $0.7 million and $0.2 million expense related to Hurricane Sandy for the Fourth Quarter 2012 and the First Quarter 2013, respectively. See further discussion in Note 9.

Index
The following table shows our revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2012	2013	2014
First Quarter	42.8	41.6	37.7
Second Quarter	45.4	41.6	37.0
Third Quarter	44.1	39.8	36.7
Fourth Quarter	42.8	39.0	34.9

The following table shows our summarized aging categories by quarter:

	2012				2013				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
0 to 60 days	61.5%	58.0%	58.6%	58.8%	58.0%	58.0%	56.5%	55.5%	56.7%	53.9%	57.3%	58.8%
61 to 120 days	17.3	17.7	15.7	17.1	15.8	18.2	18.0	18.8	17.7	17.3	16.9	17.2
Over 120 Days	21.2	24.3	25.7	24.1	26.2	23.8	25.5	25.7	25.6	28.8	25.8	24.0

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2012			2013			2014
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$52.1	$296.4	17.6%	$55.8	$262.1	21.3%	$57.7	$242.2	23.8%
Second Quarter	52.8	272.1	19.4	54.8	249.5	22.0	60.3	246.5	24.5
Third Quarter	56.1	266.0	21.1	54.6	243.1	22.5	57.4	272.4	21.1
Fourth Quarter	56.4	261.6	21.6	56.7	255.4	22.2	58.1	253.8	22.9

If our provision as a percent of revenue increases 0.10%, our after tax income would decrease by approximately $1.2 million or $0.04 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections, payer mix and trends in federal and state regulations.

Index
Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2012, 2013, and 2014 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2012	2013	2014	2012	2013	2014
Medicare Part D	48.2%	44.1%	44.8%	48.1%	47.0%	44.8%
Institutional healthcare providers	30.0	31.2	25.3	30.2	29.9	25.0
Medicaid	9.6	9.5	9.5	9.2	8.8	9.0
Private and other	4.7	4.8	4.6	4.7	3.9	4.2
Insured	4.1	5.9	11.5	4.1	5.8	12.6
Medicare	0.2	0.8	1.1	0.2	0.9	1.2
Hospital management fees	3.2	3.7	3.2	3.5	3.7	3.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2012	2013	2014	2012	2013	2014
Medicare Part D	47.4%	47.5%	45.6%	46.8%	46.6%	47.3%
Institutional healthcare providers	31.3	29.3	23.5	31.1	27.8	23.4
Medicaid	8.7	8.0	8.4	8.7	9.4	8.4
Private and other	4.4	4.6	4.1	4.6	4.3	4.4
Insured	4.4	6.2	13.8	4.9	7.7	12.6
Medicare	0.2	0.8	1.3	0.3	1.0	1.1
Hospital management fees	3.6	3.6	3.3	3.6	3.2	2.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The change in the revenue by payer type, as a percent of total revenue, over the three year period is a result of the 2012 acquisition of Amerita and the 2013 acquisition of Onco, both of which are more heavily weighted to insured and Medicare payer sources.

If our reimbursement declined or was negatively impacted by 0.25% of revenues, the negative impact on net income would be $3.0 million or $0.10 per diluted common share.

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy, specialty infusion, and specialty oncology locations. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of, at a minimum, quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns and record an estimate for rebates associated with inventory remaining at the end of each period.

At December 31, 2013 (as adjusted) and 2014, our inventories on our consolidated balance sheets were $110.2 million and $135.7 million, respectively.

Index
Our inventory days on hand were as follows:

	2012	2013	2014
First Quarter	22.2	25.4	26.0
Second Quarter	25.9	29.6	35.1
Third Quarter	24.6	18.1	31.7
Fourth Quarter	34.9	26.2	29.1

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventory.

Actual inventory counts may include estimates based on amounts that may be dispensed from an open container. In addition, items are reviewed for potential obsolescence.

A 1.0% error rate in the inventory value would impact net income $0.9 million or $0.03 per diluted common share.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying consolidated balance sheets as of December 31, 2013 (as adjusted) and 2014 was $282.8 million and $317.7 million, respectively.

The Corporation’s policy is to perform a quantitative assessment of its institutional pharmacy and specialty infusion reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed a quantitative assessment as of December 31, 2014.  The institutional pharmacy and specialty infusion reporting unit’s fair value as calculated for the analysis were approximately 48.2% and 13.1%, respectively, greater than current book value. While the excess on the specialty infusion reporting unit is not significant, the business was recently acquired in the fourth quarter 2012 and is performing to our expectations. In addition, if we were to assume a 100 basis point change in the key assumption, a reduction in the long-term growth rate or an increase in the discount rate used, to determine the fair value of the specialty infusion reporting unit as of December 31, 2014, the quantitative assessment of the specialty infusion reporting unit would still result in fair value in excess of the carrying value. The specialty infusion reporting unit has goodwill with a carrying value of $57.7 million. The Corporation also performed a qualitative assessment of its specialty oncology reporting unit as of December 31, 2014 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our goodwill and intangible assets.

We performed our annual testing for goodwill impairment as of 2013 and 2014 and determined that no goodwill impairment existed, as described above. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

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

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. Our deferred tax asset balances in our consolidated balance sheets as of December 31, 2013 and 2014 were $18.2 million and $30.6 million, respectively.  Our valuation allowances for state deferred tax assets in our consolidated balance sheets as of the years ended December 31, 2013 and 2014 were $4.1 million.

Index
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

Our deferred tax assets exceeded our deferred tax liabilities by $30.6 million as of December 31, 2014 including the impact of valuation allowances. Historically, we have produced taxable income and we expect to generate taxable income in future years. Therefore, we believe that the likelihood of our not realizing the tax benefit of our net deferred tax assets is remote.

While we have generated taxable income in recent years and expect to continue to do so in the future, we have deferred tax assets in select states and for federal tax purposes for tax loss carryforwards that we expect to expire before we are able to fully use them to offset taxable income.  We have recorded a valuation allowance against these deferred tax assets. If our conclusion about our ability to realize these deferred tax assets is incorrect, then our deferred tax assets would be understated or overstated at December 31, 2014.

Tax benefits from uncertain tax positions are recognized in the Corporation’s consolidated financial statements if it is more-likely-than-not that the position is sustainable based on the technical merits of the position. In evaluating whether the position has met this recognition threshold, the Corporation assumes that the appropriate taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the Corporation’s consolidated financial statements for a tax position meeting the recognition threshold is determined by a measurement of the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. Subsequent recognition, de-recognition and measurement of uncertain tax positions are based on management’s best judgment given the facts, circumstances, and information available at the reporting date.

The Internal Revenue Service (“IRS”) may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments we would incur additional tax payments for 2012 through 2014 plus the applicable penalties and interest.

The federal statute of limitations remains open for tax years 2012 through 2014. The IRS examination of the Corporation’s consolidated U.S. income tax returns for 2010 and 2011 was finalized in 2014, and the resulting adjustments have been accounted for in the 2014 provision for income taxes.  State tax jurisdictions generally have statutes of limitations ranging from three to five years.  The Corporation is no longer subject to state and local tax examinations by tax authorities for years before 2009.

Index
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

Revenue per prescription dispensed: Represents the revenue divided by the total prescriptions dispensed.

Index
Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2012		Increase (Decrease)		2013		Increase (Decrease)			2014
	Amount	% of Revenues			Amount	% of Revenues				Amount	% of Revenues
Revenues	$1,832.6	100.0%	$(74.7)	(4.1)%	$1,757.9	100.0%	$136.6	7.8%		$1,894.5	100.0%
Cost of goods sold	1,532.4	83.6	(101.7)	(6.6)	1,430.7	81.4	124.5	8.7		1,555.2	82.1
Gross profit	300.2	16.4%	$27.0	9.0%	327.2	18.6%	$12.1	3.7%		339.3	17.9%
California Medicaid estimated recoupment	-	-			2.9	0.2				-	-
Adjusted gross profit	$300.2	16.4%			$330.1	18.8%				$339.3	17.9%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	39,212		(1,481)	(3.8)%	37,731		(2,728)	(7.2	) %	35,003
Revenue per prescription dispensed (1)	$46.74		$(0.07)	-%	$46.67		$7.45	16.0%		$54.12
Gross profit per prescription dispensed (1)	$7.66		$1.09	14.2%	$8.75		$0.94	10.7%		$9.69
Gross profit margin (1)	16.4%		2.4%	14.6%	18.8%		(0.9)	(4.8	) %	17.9%
Generic dispensing rate	83.3%		0.1%	0.1%	83.4%		1.5	1.8%		84.9%

(1) Amounts in 2013 do not include the $2.9 million California Medicaid estimated recoupment.

Revenues

Revenues increased $136.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of the inclusion of a full year of revenues from the five acquisitions of long-term care businesses in 2013 (the “2013 Acquisitions”) and the acquisition of OncoMed Specialty, LLC (“Onco”); in addition, revenues increased as a result of the acquisitions of four long-term care businesses and one infusion business (collectively, the “2014 Acquisitions”).  The increases from the 2013 Acquisitions and 2014 Acquisitions were partially offset by decreases in revenues due to the loss of Kindred as a customer. Excluding the $2.9 million California Medicaid estimated recoupment recognized in the third quarter of 2013, the remaining increase of $133.7 million is comprised of a favorable rate variance of approximately $261.0 million or $7.45 increase per prescription dispensed, partially offset by an unfavorable volume variance of $127.3 million or 2,728,000 less prescriptions dispensed. The increase in revenue per prescription dispensed is due to the Onco acquisition along with brand inflation.

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

Gross Profit

Gross profit for the year ended December 31, 2014 was $339.3 million or $9.69 per prescription dispensed compared to $330.1 million or $8.75 per prescription dispensed, excluding the $2.9 million California Medicaid estimated recoupment, for the year ended December 31, 2013.  Gross profit was favorably impacted by improved purchasing flexibility under the PVA resulting in lower costs, the 2014 Acquisitions, and the Corporation’s restructuring incentives. Gross profit margin for the year ended December 31, 2014 was 17.9% compared to 18.8%, adjusted for the California Medicaid estimated recoupment, for the year ended December 31, 2013. While gross profit margin was adversely impacted by lower margins in the Corporation’s Onco oncology business, the gross profit per prescription dispensed is favorably impacted by the acquisition of Onco on December 6, 2013.

Gross profit for the year ended December 31, 2013, excluding the $2.9 million California Medicaid estimated recoupment, was $330.1 million or $8.75 per prescription dispensed compared to $300.2 million or $7.66 per prescription dispensed for the year ended December 31, 2012. Gross profit margin for the year ended December 31, 2013 was 18.8%, adjusted for the California Medicaid estimated recoupment, compared to 16.4% for the year ended December 31, 2012. Gross profit margin was positively impacted by the effects of the Corporation’s purchasing strategies.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses were $236.3 million for the year ended December 31, 2014 compared to $225.3 million for the year ended December 31, 2013. The increase of $11.0 million is primarily due to the 2014 Acquisitions, as well as the 2013 acquisition of Onco, along with an increase in contract labor and employee benefit costs.

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

Depreciation and Amortization

Depreciation expense was $20.3 million for the year ended December 31, 2014 compared to $19.3 million for the year ended December 31, 2013. The increase of $1.0 million is due primarily to depreciation expense recognized as a result of the 2014 Acquisitions.

Amortization expense was $20.1 million for the year ended December 31, 2014 compared to $15.4 million for the year ended December 31, 2013. The increase of $4.7 million of amortization expense is a result of intangible amortization related to the 2013 and 2014 Acquisitions.

Depreciation expense was $19.3 million for the year ended December 31, 2013 compared to $18.6 million for the year ended December 31, 2012. The increase of $0.7 million is due primarily to depreciation expense recognized on assets acquired with Amerita and computer hardware additions purchased in the fourth quarter 2012 related to the transition of IT services from one vendor to another.

Amortization expense was $15.4 million for the year ended December 31, 2013 compared to $12.3 million for the year ended December 31, 2012. The increase of $3.1 million is due primarily to the amortization expense recognized on intangibles acquired through the Amerita acquisition on December 13, 2012.

Settlements, Litigation and Other Related Charges

 Settlements, litigation and other related charges were $37.3 million for the year ended December 31, 2014 compared to $19.6 million for the year ended December 31, 2013.  These costs relate to the Corporation being the subject of certain investigations and defenses in a number of cases for which the outcome of the litigation is uncertain, which is described more fully in Note 6.

Settlements, litigation and other related charges were $19.6 million for the year ended December 31, 2013 compared to $2.1 million for the year ended December 31, 2012. The costs in 2012 were previously classified under merger, acquisition costs and other charges in the Corporation’s consolidated income statements.

Restructuring and Impairment Charges

Restructuring and impairment charges were $3.3 million for the year ended December 31, 2014 compared to $4.4 million for the year ended December 31, 2013. The decrease of $1.1 million is due to a decrease in costs associated with the Corporation’s restructuring plan as a result of the loss of two of the Corporation’s significant customers effective December 31, 2013. These costs are expected to continue to decline in 2015.

Restructuring and impairment charges were $4.4 million for the year ended December 31, 2013. There were no similar expenses in the comparable period of the prior year.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $13.6 million, $8.1 million and $17.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The component of these charges related to integrating acquisitions into our business for the years ended December 31, 2014, 2013, and 2012 were $0.3 million, $3.7 million, and $7.1 million, respectively. The component of these charges related to acquiring new businesses for the years ended December 31, 2014, 2013, and 2012 were $13.3 million, $4.4 million, and $10.7 million, respectively.

Index
Hurricane Sandy disaster costs

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility as well as damage and disruption at our customer’s facilities included lower revenue estimated at $8.6 million due to the inability to operate at full capacity during the recovery period. Hurricane Sandy disasters costs were $(1.7) million, $(1.4) million, and $4.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Corporation expects a portion of the cost associated with Hurricane Sandy to be covered by insurance. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its deductible, is approximately $7.3 million. After consideration of a $7.2 million advance by the insurance carrier, the Corporation has recorded a receivable for $0.1 million which is included in prepaids and other assets in the consolidated balance sheet. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the cumulative loss has been recorded. Additionally, the Corporation allocated $1.4 million of certain operating costs and $1.0 million in bad debt expense and contractual revenue adjustments in 2012, associated with lost business and customers to Hurricane Sandy disaster costs in the consolidated income statements.

Interest Expense

Interest expense was $9.9 million for the year ended December 31, 2014 compared to $10.6 million for the year ended December 31, 2013. The decrease was primarily due to lower interest rates on the term loan and lower amortization of deferred financing costs, both associated with the new Credit Agreement executed in the third quarter of 2014.  These decreases are partially offset by larger borrowings on the revolving credit facility in 2014. Long-term debt, including the current portion, was $351.3 million and $231.3 million as of December 31, 2014 and December 31, 2013, respectively.

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

Debt Extinguishment

As a result of the Prior Credit Agreement, the Corporation recorded a loss on debt extinguishment of $4.3 million in the Consolidated Income Statements for the year ended December 31, 2014.  The loss recorded consisted primarily of deferred financing fees associated with the Prior Credit Agreement.

Tax Provision

The effective tax rate for the year ended December 31, 2014 was 58.0%, which was comprised of the 35.0% federal rate, 4.0% for the state rate, and 19.0% for other permanent differences. The rate for the year ended December 31, 2014 was unfavorably impacted by the Corporation’s accrued legal settlements discussed in Note 6. For purposes of the tax provision for the year ended December 31, 2014, the Corporation has made an assumption in the absence of more definitive information that $31.5 million of the legal accrual of $45.5 million is permanently non-deductible while $14 million will likely be deductible when the lawsuits are settled.  Of the $31.5 million permanently non-deductible accrual, $17 million was accrued in 2013 and $14.5 million was accrued in 2014.  Accordingly, this resulted in an increase in the twelve month tax provision of approximately $5.1 million, or approximately 31.5% of pre-tax income. Ultimate amounts may differ from the estimate.   The effective tax rate was favorably impacted by the Domestic Production Activities Deduction of 10.4% and federal research and development credits of 5.6%.  Excluding the impact of the legal settlement accruals and other discrete items, the  2014 provision for income taxes as a percentage of pre-tax income would have been 36.5%, comprised of 35.0% federal rate, 3.1% for the state rate and (1.6%) for permanent differences.  When compared to the adjusted rate for 2013 of 37.0%, as described below, the 0.5% decrease is primarily attributable to a decrease in the state rate combined with increased favorable impacts from the research and development credits and the Domestic Production Activities Deduction.

The effective tax rate for the year ended December 31, 2013 was 58.2%, which was comprised of the 35.0% federal rate, 4.3% for the state rate, and 18.9% for other permanent differences. The rate for the year ended December 31, 2013 was unfavorably impacted by the Corporation’s accrued legal settlement with the Department of Justice and an increase in the valuation allowance primarily related to the deferred tax asset for state net operating losses.  Exclusive of these adjustments, the effective rate for the period ended December 31, 2013 would have been 37.0%, comprised of 35.0% federal rate, 4.3% for the state rate and (2.3)% for permanent differences.

Index
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

Cash Flows—The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Years Ended December 31,
	2012	2013	2014

Net cash provided by operating activities	$85.7	$155.7	$48.4
Net cash used in investing activities	(105.3)	(53.7)	(157.0)
Net cash provided by (used in) financing activities	14.5	(90.1)	117.7
Net increase (decrease) in cash and cash equivalents	(5.1)	11.9	9.1
Cash and cash equivalents at beginning of year	17.4	12.3	24.2
Cash and cash equivalents at end of year	$12.3	$24.2	$33.3

Operating Activities – Cash provided by operating activities aggregated $48.4 million for the year ended December 31, 2014 compared to $155.7 million for the year ended December 31, 2013. The decrease in cash provided by operating activities is due to an increase in inventory purchasing reflecting the Corporation’s purchasing strategies, an increase in accumulated rebates receivable as a result of the ABDC dispute, as discussed in Note 6, along with an increase in cash used in payment of accounts payable.

Cash provided by operating activities aggregated $155.7 million for the year ended December 31, 2013 compared to $85.7 million for the year ended December 31, 2012. The increase in cash provided by operating activities is due to an overall improvement in working capital, primarily enhanced inventory management.

Investing Activities – Cash used in investing activities aggregated $157.0 million for the year ended December 31, 2014 compared to $53.7 million for the year ended December 31, 2013. The increase in cash used in investing activities is primarily due to the five businesses the Corporation acquired in 2014, partially offset by a decrease in capital expenditures.

Cash used in investing activities aggregated $53.7 million for the year ended December 31, 2013 compared to $105.3 million for the year ended December 31, 2012. The decrease in cash used in investing activities is due to the decrease of cash used for acquisitions partially offset by an increase in capital expenditures.

Financing Activities – Cash provided by financing activities aggregated $117.7 million for the year ended December 31, 2014 compared to cash used in financing activities of $90.1 million for the year ended December 31, 2013. The increase in cash provided by financing activities is due primarily to borrowings on the revolving credit facility the Corporation used to complete business acquisitions in 2014.

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

Index
Credit Agreement

On September 17, 2014, the Corporation entered into a credit agreement with Bank of America, N.A. as administrative agent (the “Credit Agreement”). The Credit Agreement replaced the $450.0 million five-year credit agreement dated as of May 2, 2011, among the Corporation, Citibank, N.A., as Administrative Agent, and certain lenders. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature. Unless terminated earlier, the Credit Agreement will mature on September 17, 2019, and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, if any, will be payable in full on such date.

The Credit Agreement requires quarterly term loan principal payments in an amount of $2.8 million beginning September 2015 through September 2019. The final principal repayment of the term loan shall be repaid on the term maturity date, September 17, 2019. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence of certain indebtedness.

The Corporation had a total of $225.0 million of term debt outstanding under the Credit Agreement and $125.0 million outstanding under the revolving portion of the Credit Agreement as of December 31, 2014. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2014 was $2.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $182.5 million as of December 31, 2014.

The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios, including a maximum of debt to EBITDA ratio.  The Corporation was compliant with all debt covenant requirements at December 31, 2014.

The obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

Drug Wholesaler Agreements

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

The Corporation and ABDC are parties to certain legal proceedings with respect to the Amended PVA as further described in Note 6.

On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  We have entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015.  See Item 9B below.

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

Index
Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remained available under the program as of December 31, 2014. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash and the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.  The Corporation purchased no shares under the program during the year ended December 31, 2014.

 The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 200,334 shares of certain vested awards and the exercise of certain stock options for an aggregate price of approximately $5.1 million during the year ended December 31, 2014. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2014, the Corporation had a total of 2,617,305 shares held as treasury stock.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2014 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter
Operating activities:
Amended Prime Vendor Agreement (1)	$-	$-	$-	$-	$-	$-
Non-cancelable operating leases	15.5	11.9	7.7	5.8	5.8	1.5
Financing activities:
Debt payments	5.6	11.3	11.3	11.3	310.5	-
Interest payments (2)	6.1	4.7	4.5	4.2	3.0	-
Totals	$27.2	$27.9	$23.5	$21.3	$319.3	$1.5

(1)
Under the First Amendment to the Amended PVA the Corporation is required to purchase a certain percentage of its drug purchases through ABDC through September 30, 2016.  On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  We have entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015.  See Item 9B below.

(2)	Estimated interest amounts do not include interest on the revolving credit facility, as the timing and amounts are uncertain.

Index
Supplemental Quarterly Information

The following tables represent the results of the Corporation’s quarterly operations for the years ended December 31, 2013 and 2014 (in millions, except where indicated):

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$439.8	$430.8	$436.8	$450.5	$452.2	$448.6	$470.2	$523.5
Cost of goods sold	355.5	348.2	357.6	369.4	372.2	366.7	387.2	429.1
Gross profit	84.3	82.6	79.2	81.1	80.0	81.9	83.0	94.4
Selling, general and administrative	56.7	55.5	55.5	57.6	57.2	57.9	56.0	65.2
Amortization expense	4.1	3.9	3.7	3.7	4.4	4.3	4.9	6.5
Merger, acquisition, integration costs, and other charges	2.8	2.7	1.1	1.5	5.0	1.5	3.8	3.3
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2	26.6	1.1	8.4
Restructuring and impairment charges	-	-	1.0	3.4	1.9	1.2	0.1	0.1
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-	0.1	-	(1.8)
Operating income (loss)	20.0	21.3	0.6	13.9	10.3	(9.7)	17.1	12.7
Interest expense, net	2.6	2.9	2.6	2.5	2.5	2.3	2.1	3.0
Loss on debt extinguishment	-	-	-	-	-	-	4.3	-
Income (loss) before income taxes	17.4	18.4	(2.0)	11.4	7.8	(12.0)	10.7	9.7
Provision (benefit) for income taxes	6.9	8.2	4.2	7.0	3.0	(2.3)	2.2	6.5
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8	$(9.7)	$8.5	$3.2

Earnings (loss) per share (1):
Basic	$0.36	$0.34	$(0.21)	$0.15	$0.16	$(0.32)	$0.28	$0.11
Diluted	$0.35	$0.34	$(0.21)	$0.15	$0.16	$(0.32)	$0.28	$0.10

Adjusted diluted earnings per diluted share (1)(2):	$0.46	$0.44	$0.49	$0.44	$0.37	$0.40	$0.45	$0.45

Shares used in computing earnings (loss) per share:
Basic	29.6	29.7	29.7	29.5	29.8	30.0	30.1	30.1
Diluted	30.1	30.1	29.7	30.2	30.4	30.0	30.6	30.7

Balance sheet data:
Cash and cash equivalents	$7.8	$12.3	$52.4	$24.2	$12.7	$11.1	$7.1	$33.3
Working capital (3)	$291.9	$291.8	$281.8	$259.6	$273.4	$310.3	$335.1	$321.5
Goodwill (3)	$269.4	$269.4	$269.4	$282.8	$282.7	$286.9	$319.5	$317.7
Intangible assets, net	$120.1	$116.3	$114.4	$136.3	$131.9	$130.4	$184.1	$177.6
Total assets (3)	$840.9	$850.3	$845.1	$900.8	$868.6	$922.5	$1,045.5	$1,068.1
Long-term debt	$271.7	$257.1	$234.4	$231.3	$230.9	$268.9	$360.9	$351.3
Total stockholders' equity	$453.6	$465.4	$456.7	$462.5	$470.0	$462.2	$472.7	$478.1

Supplemental information:
Adjusted EBITDA(2)	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6	$33.0	$37.3
Adjusted EBITDA Margin (2)	7.9%	7.8%	7.7%	6.8%	6.6%	6.8%	7.0%	7.1%
Adjusted EBITDA per prescription dispensed (2)	$3.56	$3.58	$3.64	$3.30	$3.45	$3.64	$3.89	$3.93
Net cash provided by (used in) operating activities	$47.5	$26.4	$78.1	$3.7	$4.4	$(26.5)	$19.7	$50.8
Net cash used in investing activities	$(7.2)	$(7.2)	$(11.0)	$(28.3)	$(16.3)	$(13.6)	$(113.4)	$(13.7)
Net cash (used in) provided by financing activities	$(44.8)	$(14.7)	$(27.0)	$(3.6)	$0.4	$38.5	$89.7	$(10.9)

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,711	9,420	9,320	9,280	8,608	8,411	8,492	9,491
Revenue per prescription dispensed (4)	$45.29	$45.73	$47.18	$48.87	$52.53	$53.33	$55.37	$55.16
Gross profit per prescription dispensed (4)	$8.68	$8.77	$8.81	$9.06	$9.29	$9.74	$9.77	$9.95
Gross profit margin (4)	19.2%	19.2%	18.7%	18.5%	17.7%	18.3%	17.7%	18.0%
Generic drug dispensing rate	83.3%	83.3%	83.3%	83.7%	84.5%	85.0%	85.1%	84.9%
Inventory days on hand	25.4	29.6	18.1	26.2	26.0	35.1	31.7	29.1
Revenue days outstanding	41.6	41.6	39.8	39.0	37.7	37.0	36.7	34.9

(1)          The Corporation has never declared a cash dividend. Earnings per common share are in actual cents.
(2)          See “Use of Non-GAAP Measures For Measuring Quarterly Results” for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings Per Diluted Common Share, and for Reconciliation of Net Income to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)          As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.
(4)          The third quarter 2013 amounts do not include the $2.9 million California Medicaid estimated recoupment.

Index
Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as an indicator of its ability to generate cash from reported operating results. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation’s debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation’s discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. GAAP. The items excluded from Adjusted EBITDA but included in the calculation of the Corporation’s reported net income and cash flows from operating activities are significant components of the accompanying consolidated operating income statements and cash flows, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation’s calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation’s net income (loss) and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs,  restructuring and impairment charges, California Medicaid estimated recoupment, stock-based compensation and deferred compensation, loss on debt extinguishment, and impact of discrete items on tax provision (“the Excluded Items”) as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s U.S. GAAP earnings (loss) per diluted common share for the periods presented.

Index
Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income (loss)	$10.5	$10.2	$(6.2)	$4.4	$4.8	$(9.7)	$8.5	$3.2
Add:
Interest expense, net	2.6	2.9	2.6	2.5	2.5	2.3	2.1	3.0
Merger, acquisition, integration costs and other charges	2.8	2.7	1.1	1.5	5.0	1.5	3.1	3.3
Settlement, litigation and other related charges	0.1	0.1	17.2	2.2	1.2	26.6	1.1	8.4
California Medicaid estimated recoupment	-	-	2.9	-	-	-	-	-
Restructuring and impairment charges	-	-	1.0	3.4	1.9	1.2	0.1	0.1
Loss on extinguishment of debt	-	-	-	-	-	-	4.3	-
Hurricane Sandy disaster costs	0.6	(0.9)	0.1	(1.2)	-	0.1	-	(1.8)
Stock-based compensation and deferred compensation	2.2	1.8	2.4	2.3	2.1	1.8	1.8	2.3
Provision for income taxes	6.9	8.2	4.2	7.0	3.0	(2.3)	2.2	6.5
Depreciation and amortization expense	8.9	8.7	8.6	8.5	9.2	9.1	9.8	12.3
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6	$33.0	$37.3
Adjusted EBITDA Margin	7.9%	7.8%	7.7%	6.8%	6.6%	6.8%	7.0%	7.1%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$34.6	$33.7	$33.9	$30.6	$29.7	$30.6	$33.0	$37.3
Interest expense, net	(2.6)	(2.9)	(2.6)	(2.5)	(2.5)	(2.3)	(2.1)	(3.0)
Merger, acquisition, integration costs and other charges	(2.9)	(2.8)	(1.3)	(5.8)	(5.6)	(29.4)	(4.3)	(11.8)
Provision for bad debt	5.3	5.2	5.2	6.8	5.6	5.7	5.3	6.6
Amortization of deferred financing fees	0.3	0.7	0.6	0.7	0.7	0.6	0.5	0.1
Loss (gain) on disposition of equipment	-	(0.1)	0.4	0.3	(0.1)	-	-	-
Gain on acquisition	-	-	-	(1.3)	(0.3)	-	0.1	-
Provision for income taxes	(6.9)	(8.2)	(4.2)	(7.0)	(3.0)	2.3	(2.2)	(6.5)
Deferred income taxes	3.6	(0.7)	3.5	5.6	4.0	(3.3)	(4.0)	1.0
Changes in federal and state income tax payable	2.9	3.2	(4.8)	(1.3)	(1.3)	(2.8)	3.7	7.6
Excess tax benefit from stock-based compensation	(0.2)	(0.2)	-	-	(2.7)	(0.5)	(0.2)	-
Changes in assets and liabilities	13.3	(1.7)	47.6	(22.2)	(20.2)	(27.4)	(10.1)	19.1
Other	0.1	0.2	(0.2)	(0.2)	0.1	-	-	0.4
Net Cash Flows Provided by (Used in) Operating Activities	$47.5	$26.4	$78.1	$3.7	$4.4	$(26.5)	$19.7	$50.8

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Diluted earnings (loss) per share	$0.35	$0.34	$(0.21)	$0.15	$0.16	$(0.32)	$0.28	$0.10
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.06	0.06	0.03	0.03	0.10	0.03	0.06	0.08
Settlement, litigation and other related charges	-	-	0.56	0.05	0.03	0.61	0.02	0.11
California Medicaid estimated recoupment	-	-	0.07	-	-	-	-	-
Restructuring and impairment charges	-	-	0.03	0.08	0.04	0.03	-	-
Loss on extinguishment of debt	-	-	-	-	-	-	0.09	-
Hurricane Sandy disaster costs	0.01	(0.02)	-	(0.03)	-	-	-	(0.04)
Stock-based compensation and deferred compensation	0.04	0.03	0.06	0.05	0.04	0.04	0.04	0.05
Impact of discrete items on tax provision	-	0.03	(0.05)	0.11	-	0.01	(0.04)	0.15
Adjusted diluted earnings per share	$0.46	$0.44	$0.49	$0.44	$0.37	$0.40	$0.45	$0.45

Index
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

On September 17, 2014, the Corporation entered into the Credit Agreement. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility.  Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation's option, a base rate plus a margin between 0.50% and 1.25% per annum, or a Eurodollar Rate plus a margin between 1.50% and 2.25% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate plus 0.5%, and the Eurodollar Rate plus 1.0%.   As of December 31, 2014, borrowings under the term loan bore interest at a rate of 2.2% per annum based upon the one month adjusted LIBO rate plus margin, and the revolving credit facility bore interest at a rate of 2.1% per annum based upon the LIBO rate plus applicable margin.

Based upon the amount of variable rate debt outstanding as of December 31, 2014, a 100 basis point change in interest rates would affect the Corporation's future pre-tax earnings by approximately $3.5 million on an annual basis. The estimated change to the Corporation's interest expense is determined by considering the impact of hypothetical interest rates on the Corporation's borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation's credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation's management would expect to take actions intended to further mitigate its exposure to such change.

Index
Item 8.	Financial Statements and Supplementary Data

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PharMerica Corporation:

We have audited the accompanying consolidated balance sheets of PharMerica Corporation and subsidiaries (the Corporation) as of December 31, 2013 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PharMerica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the 2014 Acquisitions from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Corporation in 2014. We have also excluded the 2014 Acquisitions from our audit of internal control over financial reporting. The total assets and total revenues of the 2014 Acquisitions represent approximately 3.8% and 3.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ KPMG LLP
Louisville, Kentucky
March 2, 2015

Index
PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2012, 2013 and 2014
(In millions, except share and per share amounts)

	2012	2013	2014
Revenues	$1,832.6	$1,757.9	$1,894.5
Cost of goods sold	1,532.4	1,430.7	1,555.2
Gross profit	300.2	327.2	339.3
Selling, general and administrative expenses	214.7	225.3	236.3
Amortization expense	12.3	15.4	20.1
Merger, acquisition, integration costs and other charges	17.8	8.1	13.6
Settlement, litigation and other related charges	2.1	19.6	37.3
Restructuring and impairment charges	-	4.4	3.3
Hurricane Sandy disaster costs	4.5	(1.4)	(1.7)
Operating income	48.8	55.8	30.4
Interest expense, net	10.0	10.6	9.9
Loss on extinguishment of debt	-	-	4.3
Income before income taxes	38.8	45.2	16.2
Provision for income taxes	15.9	26.3	9.4
Net income	$22.9	$18.9	$6.8

Earnings per common share:
Basic	$0.78	$0.64	$0.23
Diluted	$0.77	$0.63	$0.22

Shares used in computing earnings per common share:
Basic	29,471,734	29,601,199	29,983,428
Diluted	29,901,896	30,075,699	30,649,131

See accompanying Notes to Consolidated Financial Statements

Index
PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2014
(In millions, except share and per share amounts)

	(As Adjusted)
	December 31,	December 31,
	2013	2014

ASSETS
Current assets:
Cash and cash equivalents	$24.2	$33.3
Accounts receivable, net	198.6	195.7
Inventory	110.2	135.7
Deferred tax assets, net	36.9	42.2
Income taxes receivable	1.9	-
Prepaids and other assets (See Note 6)	38.8	90.4
	410.6	497.3

Equipment and leasehold improvements	179.4	196.4
Accumulated depreciation	(117.6)	(125.0)
	61.8	71.4

Goodwill	282.8	317.7
Intangible assets, net	136.3	177.6
Other	9.3	4.1
	$900.8	$1,068.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78.8	$95.5
Salaries, wages and other compensation	38.7	35.1
Current portion of long-term debt	12.5	6.4
Income taxes payable	-	2.3
Other accrued liabilities	21.0	36.5
	151.0	175.8

Long-term debt	218.8	344.9
Other long-term liabilities	49.8	57.7
Deferred tax liabilities	18.7	11.6
Commitments and contingencies (See Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2013 and 2014	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized;31,954,264 and 32,725,786 shares issued as of December 31, 2013 and 2014, respectively	0.3	0.3
Capital in excess of par value	380.2	394.1
Retained earnings	110.2	117.0
Treasury stock at cost, 2,416,971 and 2,617,305 shares at December 31, 2013 and December 31, 2014, respectively	(28.2)	(33.3)
	462.5	478.1
	$900.8	$1,068.1

See accompanying Notes to Consolidated Financial Statements

Index
PHARMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2013 and 2014
(In millions)

	2012	2013	2014
Cash flows provided by (used in) operating activities:
Net income	$22.9	$18.9	$6.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.6	19.3	20.3
Amortization	12.3	15.4	20.1
Impairment charge	-	0.1	-
Merger, acquisition, integration costs and other charges	1.3	-	2.5
Hurricane Sandy disaster costs	1.5	0.2	(1.8)
Stock-based compensation and deferred compensation	7.1	8.7	8.0
Amortization of deferred financing fees	1.0	2.3	1.9
Deferred income taxes	2.8	12.0	(2.3)
Loss on disposition of equipment	0.1	0.6	-
Gain on acquisition/disposition	-	(1.3)	(0.2)
Loss on debt extinguishment	-	-	4.3
Other	0.2	(0.1)	0.4
Change in operating assets and liabilities:
Accounts receivable, net	35.8	16.5	29.1
Inventory	(4.7)	32.7	(18.8)
Prepaids and other assets	(1.3)	(1.4)	(49.2)
Accounts payable	(9.3)	17.1	(2.9)
Salaries, wages and other compensation	(3.4)	(4.2)	(4.9)
Other accrued and long-term liabilities	(0.3)	19.3	31.3
Change in income taxes payable (receivable)	1.1	-	7.2
Excess tax benefit from stock-based compensation	-	(0.4)	(3.4)
Net cash provided by operating activities	85.7	155.7	48.4

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(20.8)	(27.3)	(25.6)
Acquisitions, net of cash acquired	(84.8)	(26.5)	(133.7)
Cash proceeds from the sale of assets	0.3	0.1	0.1
Cash proceeds from dispositions, including insurance	-	-	2.2
Net cash used in investing activities	(105.3)	(53.7)	(157.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(6.3)	(12.5)	(231.3)
Proceeds from long-term debt	-	-	225.0
Net activity of long-term revolving credit facility	21.7	(71.7)	125.0
Payment of debt issuance costs	-	-	(2.7)
Repayments of capital lease obligations	(0.1)	-	-
Issuance of common stock	0.4	9.9	3.4
Treasury stock at cost	(1.2)	(16.2)	(5.1)
Excess tax benefit from stock-based compensation	-	0.4	3.4
Net cash provided by (used in) financing activities	14.5	(90.1)	117.7

Change in cash and cash equivalents	(5.1)	11.9	9.1
Cash and cash equivalents at beginning of year	17.4	12.3	24.2

Cash and cash equivalents at end of year	$12.3	$24.2	$33.3

Supplemental information:
Cash paid for interest	$9.3	$8.4	$7.8
Cash paid for taxes	$12.6	$18.1	$5.3

See accompanying Notes to Consolidated Financial Statements

Index
PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2013 and 2014
(In millions, except share amounts)

			Capital in
	Common Stock		Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2011	29,443,872	$0.3	$355.9	$68.4	$(10.8)	$413.8
Net income				22.9		22.9
Exercise of stock options and tax components of stock-based awards, net	40,468	-	0.4	-	-	0.4
Vested restricted stock units	109,280	-	-	-	-	-
Treasury stock at cost	(106,165)	-	-	-	(1.2)	(1.2)
Stock-based compensation -non-vested restricted stock	-	-	5.1	-	-	5.1
Stock-based compensation -stock options	-	-	1.6	-	-	1.6
Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6
Net income				18.9		18.9
Exercise of stock options and tax components of stock-based awards, net	622,712	-	10.0	-	-	10.0
Vested restricted stock units	325,257	-	-	-	-	-
Vested performance share units	62,547	-	-	-	-	-
Treasury stock at cost	(960,678)	-	-	-	(16.2)	(16.2)
Stock-based compensation -non-vested restricted stock	-	-	6.2	-	-	6.2
Stock-based compensation -stock options	-	-	1.0	-	-	1.0
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5
Net income				6.8		6.8
Exercise of stock options and tax components of stock-based awards, net	283,809	-	6.5	-	-	6.5
Vested restricted stock units	288,076	-	-	-	-	-
Vested performance share units	199,637	-	-	-	-	-
Treasury stock at cost	(200,334)	-	-	-	(5.1)	(5.1)
Stock-based compensation -non-vested restricted stock	-	-	6.8	-	-	6.8
Stock-based compensation -stock options	-	-	0.6	-	-	0.6
Balance at December 31, 2014	30,108,481	$0.3	$394.1	$117.0	$(33.3)	$478.1

See accompanying Notes to Consolidated Financial Statements

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries, (the “Corporation”), is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States.  The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 98 institutional pharmacies, 14 specialty infusion pharmacies, and 5 specialty oncology pharmacies in 45 states.  The Corporation’s customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers.  The Corporation is generally the primary source of supply of pharmaceuticals to its customers.  The Corporation also provides pharmacy management services to 89 hospitals in the United States.

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

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; the overall condition of the Corporation’s customers and suppliers; the intense competition in the Corporation’s industry; the loss of one or more key pharmaceutical manufacturers; changes in manufacturers’ rebate programs; the risk of loss of revenues due to the loss of certain customers or a customer or owner of a skilled nursing facility entering the institutional pharmacy business; the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss; the home infusion joint ventures formed with hospitals could adversely affect the Corporation’s financial results; the decline in operating revenues and profitability with an increase in the Corporation’s generic dispensing rate; the loss of prescription volumes and revenue from pharmaceutical products that develop unexpected safety or efficacy concerns; reduction in reimbursement rates for the Corporation’s products and/or medical treatments or services may reduce profitability; modifications to the Medicare Part D program which may reduce revenue or impose additional costs; changes in Medicaid reimbursement which may reduce revenue; the payments of significant penalties and damages for failure to comply with complex and rapidly evolving laws and regulations, as well as licensure requirements; the adverse results from material litigation or governmental inquires including the possible insufficiency of any accruals established by the Corporation could have a material impact on the Corporation’s business; failure to comply with Medicare and Medicaid regulations could result in loss of eligibility to participate in these programs; efforts by payers to control costs; healthcare reform adversely impacting the liquidity of the Corporation’s customers thus affecting their ability to make timely payments to the Corporation; increasing enforcement in the U.S. healthcare industry negatively impacting the Corporation’s business; further consolidation of managed care organizations and other third-party payers adversely affecting the Corporation’s profits; Federal and state medical privacy regulations increasing costs of operations and expose the Corporation’s to civil and criminal sanctions; interruption or damage to the Corporation’s sophisticated information systems; purchasing a significant portion of the Corporation’s pharmaceutical products from one supplier; attracting and retaining key executives, pharmacists, and other healthcare personnel; revenues and volumes adversely affected by certain factors in markets in which the Corporation operates, including weather; the provisions in the Corporation’s certification of incorporation and bylaws could delay or prevent a change of control that stockholders favor; changes in volatility of the Corporation’s stock price; successfully pursuing development and acquisition activities; indebtedness that restricts the Corporation’s ability to pay cash dividends and has a negative impact on the Corporation’s financing options; exposure to changes in interest rates; the potential impact of the litigation proceedings with ABDC regarding the Amended Prime Vendor Agreement and collection of the $40.8 million included in prepaids and other assets on the consolidated balance sheets; changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2013 and 2014, the Corporation did not hold a material amount of funds in cash equivalent money market accounts. Management believes it effectively safeguards cash assets.

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

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial liabilities and non-financial assets recorded at fair value at December 31, 2013 and 2014, are set forth in the tables below (dollars in millions):

As of December 31, 2013	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(6.9)	$-	$(6.9)	$-	A
Contingent Consideration	$(0.7)	$-	$-	$(0.7)	C
Mandatorily Redeemable Interest	$(8.2)	$-	$-	$(8.2)	C

As of December 31, 2014	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.0)	$-	$(8.0)	$-	A
Contingent Consideration	$(1.1)	$-	$-	$(1.1)	C
Mandatorily Redeemable Interest	$(8.3)	$-	$-	$(8.3)	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for investments in phantom shares of certain available investment options, primarily mutual funds.  This liability is classified as other long-term liabilities in the accompanying consolidated balance sheets.

The contingent consideration represents future earn-outs associated with the Corporation’s acquisition of an institutional pharmacy business purchased in 2013 and an infusion business purchased in 2014. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement.  These liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC ("Onco") purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest’s fair value of the liability at December 31, 2014.

For the years ended December 31, 2013 and December 31, 2014, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.  The following table summarizes the change in fair value of the Corporation’s contingent consideration and mandatorily redeemable interest identified as Level 3 for the years ended December 31, 2013 and December 31, 2014 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2012	$-	$-
Additions from business acquisitions	0.7	8.2
Balance, December 31, 2013	0.7	8.2
Additions from business acquisitions	1.1	-
Change in fair value	(0.7)	0.1
Balance, December 31, 2014	$1.1	$8.3

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1—ORGANIZATION ND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation’s accounts receivable aging. This review is focused primarily on trends in private and other payers, PDP’s, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation’s long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation’s policies.

The Corporation’s accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31,
	2013	2014
Institutional healthcare providers	$160.9	$153.5
Medicare Part D	30.9	30.5
Private payer and other	29.1	30.6
Insured	20.0	24.5
Medicaid	11.9	11.7
Medicare	2.5	3.0
Allowance for doubtful accounts	(56.7)	(58.1)
	$198.6	$195.7

0 to 60 days	55.5%	58.8%
61 to 120 days	18.8%	17.2%
Over 120 days	25.7%	24.0%
	100.0%	100.0%

The following is a summary of activity in the Corporation’s allowance for doubtful accounts (dollars in millions):

	Beginning	Charges to Costs and		Ending
	Balance	Expenses	Write-offs	Balance
Allowance for doubtful accounts:
Year Ended December 31, 2012	$48.6	$25.9	$(18.1)	$56.4
Year Ended December 31, 2013	$56.4	$22.7	$(22.4)	$56.7
Year Ended December 31, 2014	$56.7	$23.2	$(21.8)	$58.1

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2012, 2013 and 2014, maintenance and repairs were $8.1 million, $10.0 million and $11.1 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation incurred no fixed asset impairment charges for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013 associated with the Corporation's restructuring plan. The Corporation recorded $1.6 million in charges related to Hurricane Sandy for fixed assets which were destroyed in the year ended December 31, 2012. See Note 9.

The Corporation’s equipment and leasehold improvements are further described in Note 3.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2013 and 2014, the Corporation capitalized internally developed software costs of $13.3 million and $14.7 million, respectively. As of December 31, 2013 and 2014, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $23.1 million and $29.4 million, respectively.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

The Corporation’s policy is to perform a quantitative assessment of its institutional pharmacy and specialty infusion reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed a quantitative assessment as of December 31, 2014.  The institutional pharmacy and specialty infusion reporting unit’s fair values as calculated for the analysis were approximately 48.2% and 13.1%, respectively, greater than current book value. The Corporation also performed a qualitative assessment of its specialty oncology reporting unit as of December 31, 2014 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

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

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation’s self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For years ended December 31, 2012, 2013 and 2014, the expense for employee health benefits was $23.6 million, $22.3 million and $15.5 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2013 and 2014, the Corporation had $3.2 million and $2.2 million, respectively, recorded as a liability for self-insured employee health benefits.

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

Delivery Expenses

The Corporation incurred delivery expenses of $63.2 million, $62.0 million and $60.8 million for the years ended December 31, 2012, 2013, and 2014, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

Stock Option Accounting

The measurement and recognition of compensation cost for all share-based payment awards made to employees and non-employee directors is based on the fair value of the award.  The Corporation recognizes share-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award (see Note 10).

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Impairment Charges

Restructuring and impairment charges in the consolidated financial statements represent amounts expensed for purposes of realigning corporate and pharmacy locations.

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

Mandatorily Redeemable Interest

The Corporation acquired 37.5% of the membership interests of OncoMed Specialty, LLC (the “Onco Acquisition") while also obtaining control of the business. As further discussed in Note 2, the subsidiary is consolidated in the Corporation's consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the consolidated balance sheets.

Measurement Period Adjustments

For the year ended December 31, 2014, the Corporation has adjusted certain amounts on the consolidated balance sheet as of December 31, 2013 as a result of measurement period adjustments related to the acquisitions occurring in 2013 (See Note 2).

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

On August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management of the Corporation to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for the Company in our first quarter of fiscal 2017, with early adoption permitted. The Corporation does not expect this standard to have an impact on the consolidated financial statements upon adoption.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2—ACQUISITIONS

2014 Acquisitions

During the year ended December 31, 2014, the Corporation completed acquisitions of four long-term care businesses and one infusion business (collectively the "2014 Acquisitions"), none of which were individually significant to the Corporation. The 2014 Acquisitions required cash payments of approximately $114.4 million in the aggregate. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $34.9 million and $61.4 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2014 Acquisitions was $29.8 million as of December 31, 2014.  The net assets and operating results of the 2014 Acquisitions have been included in the Company's consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2014 Acquisitions, representing payments originating from an earn-out provision of the infusion acquisition, were $1.1 million as of December 31, 2014.

The amounts recognized as of the acquisition dates for the 2014 Acquisitions, on a combined basis, for assets acquired and liabilities assumed are as follows:

Amounts Recognized as of Acquisition Date

Accounts receivable	$24.7
Inventory	8.8
Deferred tax assets - current	1.8
Other current assets	3.1
Equipment and leasehold improvements	4.8
Deferred tax assets	8.2
Identifiable intangibles	61.4
Goodwill	34.9
Total Assets	147.7

Current liabilities*	26.4
Other long-term liabilities*	6.9
Total Liabilities	33.3

Total purchase price, less cash acquired	$114.4

* Included in current liabilities and other long-term liabilities are $0.8 million and $0.5 million, respectively, of capital lease obligations acquired as a part of the 2014 acquisitions.

The acquisitions on a combined basis had a $63.0 million impact on the consolidated revenues and $0.6 million impact on consolidated pre-tax income for the year ended December 31, 2014.

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

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2—ACQUISITIONS (Continued)

The unaudited pro forma results, which include the historical results of the Corporation as well as the effect of the acquisitions, assuming the acquisitions occurred on January 1, 2013.  The results may not be indicative of future results and do not include any synergistic benefits which the Corporation may realize.  Assuming an effective tax rate exclusive of discrete items for the years ended December 31, 2013 and December 31, 2014, the pro forma results would be as follows (dollars in millions, except per share amounts):

	For the years ended December 31,
	2013	2014
Revenues	$1,988.4	$2,045.4
Net income	$14.3	$1.3

Earnings per common share:
Basic	$0.48	$0.04
Diluted	$0.48	$0.04

2013 Acquisitions

During the year ended December 31, 2013, the Corporation completed five acquisitions of long-term care businesses (the “2013 Acquisitions”), none of which were, individually or in the aggregate, significant to the Corporation.  Acquisitions of businesses required cash payments of approximately $25.8 million. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate was $8.0 million and $10.3 million, respectively. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

The Corporation also recognized a bargain purchase gain related to one of the 2013 Acquisitions in the amount of $1.3 million as a result of certain deferred tax assets acquired through the business combination. This gain was recorded in selling, general and administrative expenses in the accompanying consolidated income statements.

Amounts contingently payable related to the 2013 Acquisitions, representing payments originating from earnout provisions of acquisitions, were reduced to less than $0.1 million as of December 31, 2014.

On December 6, 2013 the Corporation through one of its wholly owned subsidiaries, acquired 37.5% of the issued share capital of Onco for $10.8 million, net of cash acquired. The Corporation’s primary purpose in acquiring Onco was to continue to expand pharmacy services through the addition of specialty pharmacy services. The total purchase price, as determined by an independent valuation of 100% of Onco, was allocated to the net tangible and identifiable intangible assets based upon their fair values on December 6, 2013 which resulted in identifiable intangible assets of $17.3 million and goodwill of $5.2 million. The Corporation believes the resulting amount of goodwill reflects its expectation of the synergistic benefits of the acquisition. Provisions in the acquisition agreement include a mandatorily redeemable interest whereby the Corporation is required to purchase the remaining capital of Onco on the fifth anniversary of the agreement, if not purchased earlier under the provisions of the acquisition agreement. The Corporation is accounting for the mandatorily redeemable interest of $8.3 million as a debt obligation and subsequently measuring that obligation at fair value. Changes in the fair value of the related debt will be recorded as interest expense in our consolidated income statements for the respective periods. In addition, net operating profit or loss of Onco subsequent to the acquisition is recognized based upon the Corporation’s ownership interest.  In addition, Onco’s results are consolidated by the Corporation with 62.5% of the net operating profit or loss subsequent to the acquisition recognized as an adjustment to interest expense on the mandatorily redeemable interest.

Total measurement period adjustments for the year ended December 31, 2014 resulted in a net adjustment to goodwill of $0.5 million and were related to the 2013 Acquisitions and Onco.

Pro forma financial statements are not presented on the 2013 Acquisitions and Onco, as the results are not material to the Corporation’s consolidated financial statements.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2—ACQUISITIONS (Continued)

Other

For the years ended December 31, 2012, 2013 and 2014, the Corporation incurred $10.7 million, $4.4 million, and $13.3 million, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31,
	2013	2014

Leasehold improvements	$17.8	$19.6
Equipment and software	154.1	166.1
Construction in progress	7.5	10.7
	179.4	196.4
Accumulated depreciation	(117.6)	(125.0)
Total equipment and leasehold improvements	$61.8	$71.4

Depreciation expense totaled $18.6 million, $19.3 million, and $20.3 million for the years ended December 31, 2012, 2013, and 2014, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014 (dollars in millions):

Balance at December 31, 2012 as adjusted	$269.4
Goodwill acquired from 2013 acquisitions, as adjusted	13.4
Balance at December 31, 2013, as adjusted	282.8
Goodwill acquired from 2014 acquisitions	34.9
Balance at December 31, 2014	$317.7

The following table presents the components of the Corporation’s intangible assets (dollars in millions):

	Balance at		Balance at		Balance at
Finite Lived Intangible Assets	2012	Additions	2013	Additions	2014
Customer relationships	$98.8	$22.4	$121.2	$56.3	$177.5
Trade name	57.0	3.2	60.2	2.0	62.2
Non-compete agreements	12.5	4.3	16.8	3.1	19.9
Sub Total	168.3	29.9	198.2	61.4	259.6
Accumulated amortization	(46.5)	(15.4)	(61.9)	(20.1)	(82.0)
Net intangible assets	$121.8	$14.5	$136.3	$41.3	$177.6

Amortization expense relating to finite-lived intangible assets was $12.3 million, $15.4 million, and $20.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation’s finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2015	$26.5
2016	25.4
2017	23.8
2018	22.8
2019	19.1
Thereafter	60.0
$177.6

NOTE 5—CREDIT AGREEMENT

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

As a result of the payoff of the Prior Credit Agreement, the Corporation recorded a loss on debt extinguishment of $4.3 million in the Consolidated Income Statements during the year ended December 31, 2014. The loss recorded consisted primarily of deferred financing fees associated with the Prior Credit Agreement.

As of December 31, 2014, $225.0 million was outstanding under the term loan facility and $125.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31,	December 31,
	2013	2014
Term Debt - payable to lenders at LIBOR plus applicable margin (2.16% as of December 31, 2014), matures September 17, 2019	$-	$225.0
Term Debt - payable to lenders at LIBOR plus applicable margin (2.67% as of December 31, 2013), terminated September 17, 2014	231.3	-
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.13% as of December 31, 2014), matures September 17, 2019	-	125.0
Revolving Credit Facility payable to lenders, interest plus applicable margin (4.75% as of December 31, 2013), terminated September 17, 2014	-	-
Capital lease obligations	-	1.3
Total debt	231.3	351.3
Less: Current portion of long-term debt	12.5	6.4
Total long-term debt	$218.8	$344.9

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5—CREDIT AGREEMENT (Continued)

The Corporation’s indebtedness has the following maturities (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Capital Lease Obligations	Total Maturities
2015	$5.6	$-	$0.8	$6.4
2016	11.3	-	0.1	11.4
2017	11.3	-	0.1	11.4
2018	11.3	-	0.3	11.6
2019	185.5	125.0	-	310.5
	$225.0	$125.0	$1.3	$351.3

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2014 was $2.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $182.5 million as of December 31, 2014.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as customary events of default.  The Credit Agreement also requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest charge coverage ratio as of the last day of any fiscal quarter can be no less than: 3.00:1.00.  The Leverage Ratio as of the last day of any fiscal quarter of the Corporation cannot exceed 3.75:1.00, subject to certain exceptions for permitted acquisitions.  In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 5.0% of revenues.

The Corporation was compliant with all debt covenant requirements at December 31, 2014.

The obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

Deferred Financing Fees

The Corporation capitalized a total of $2.7 million in deferred financing fees associated with the Credit Agreement and recorded them as other assets in the accompanying consolidated balance sheets. As of December 31, 2014, the Corporation had $2.6 million of unamortized deferred financing fees.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention. The Government's complaint seeks statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the CSA. It also seeks monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act (the "FCA"). The Corporation moved to dismiss the Government's complaint for failure to state a claim upon which relief may be granted but the Court denied the Corporation's motion on September 3, 2014.  With regard to the portion of the relators' complaint on which the Government did not intervene, on November 15, 2013, the relators dismissed their claims against the Corporation alleging that the Corporation submitted false claims to Medicare Part D and to Medicaid for drugs in connection with which the Corporation allegedly received kickbacks from the manufacturer in the form of market share rebates and other remuneration, all in violation of the Federal Anti Kickback Statute. The United States stipulated to the dismissal of those and other non-intervened counts and the Court approved the dismissal without prejudice of those counts on November 20, 2013.  The relators pursued their claim under the retaliatory termination provisions of the FCA. On September 3, 2014, the Court denied the Corporation's motion to dismiss the relators' retaliatory termination claim.  The Corporation intends to vigorously defend itself in both matters.

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

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

On November 12, 2013, a relator, Fox Rx, Inc. ("Fox"), on behalf of the U.S. Government and various state governments and the District of Columbia, filed a complaint in the United States District Court for the Southern District of New York against the Corporation alleging that the Corporation violated the FCA by submitting false claims to Fox, other Medicare Part D sponsors and to Medicaid, by allegedly billing for expired drugs or for brand drugs when generic drugs should have been substituted. The U.S. Government declined to intervene in the case.  On August 12, 2014, the court granted the Corporation's motion to dismiss the complaint. Fox filed a stipulation of dismissal and the appeal was dismissed on September 30, 2014.

On November 20, 2013 the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and that, as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case. On October 3, 2014, the Corporation's motion to dismiss was granted by the court.  The relator has appealed the court’s decision.  The Corporation intends to continue to defend the case vigorously.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Corporation alleging that the Corporation violated the FCA and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation. On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation. The Corporation intends to vigorously defend itself against these allegations.

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

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Corporation's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the Anti-Kickback Statute and, hence, that certain claims for Depakote that the Corporation submitted to federal health care programs violated the Federal False Claims Act. The Corporation is cooperating with this investigation and believes it has complied with all applicable laws and regulations. On May 29, 2014, the United States District Court for the Western District of Virginia entered an order (the “May 29 Order”) unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-0008.  The May 29 Order also unsealed the government’s notice of intervention and granted the Government 120 days to serve its Complaint in Intervention.  That deadline has since been extended to March 23, 2015 as to PharMerica only.  As was indicated during the investigation, the complaints allege that certain agreements that the Corporation had with the manufacturer of Depakote violated the Anti-Kickback Statute and, hence, those certain claims for Depakote that the Corporation submitted to federal health care programs violated the Federal False Claims Act and the analogous statutes of 27 states.  The Corporation intends to vigorously defend itself.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for breach of the Amended Prime Vendor Agreement ("Amended PVA").  The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA.  On November 24, 2014, the Jefferson Circuit Court issued a temporary injunction against ABDC.  That order was subsequently over-ruled by the Court of Appeals on February 13, 2015.  The Corporation has appealed the decision of the Court of Appeals to the Kentucky Supreme Court.  On February 24, 2015, the Kentucky Supreme Court stayed the Appellate Court’s ruling until the Kentucky Supreme Court has an opportunity to rule on the matter.  The amounts disputed by ABDC generally relate to certain rebates owed by ABDC under the Amended PVA.  Rebates receivable from ABDC are $8.5 million, $12.3 million, and $20.0 million for the second quarter of 2014, the third quarter of 2014, and the fourth quarter 2014, respectively, which in the aggregate total $40.8 million as of December 31, 2014, are reflected as a receivable and included in prepaids and other assets in the accompanying consolidated balance sheets. The Corporation will have claims for additional damages resulting from ABCD’s breaches of the Amended PVA. The Corporation intends to vigorously pursue its claims.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation with ABDC could continue for an extended period of time, likely longer than 12 months.   The Corporation cannot provide any assurances about the outcome of the litigation.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At December 31, 2014, the Corporation had accrued approximately $45.5 million related to the legal actions and investigations.

California Medicaid

On August 14, 2013, the California Department of Health Care Service ("DHCS") announced its intent to implement a ten (10) percent reimbursement reduction for numerous healthcare providers, including long term care pharmacies.

The DHCS implemented the reduction prospectively beginning in the first quarter of 2014. In addition, the DHCS is expected to begin recouping a percentage of provider payments representing a ten percent (10%) reduction on certain drug reimbursements retroactive to June 1, 2011.  The Corporation has previously recorded a $3.3 million liability and reduction of revenue for the expected amount of recoveries from June 1, 2011 through December 31, 2013.

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

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

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

The Office of Information and Regulatory Affairs website states that the final rule was expected June 2014, but to date has not been released.  Further, CMS has stated that AMP-based FULs will be published at or about the same time that CMS publishes the Medicaid Covered Outpatient Drug final rule, which, according to the latest unified agenda, is expected in April 2015. CMS will continue to post draft monthly FULs. The Corporation will continue to analyze the draft monthly FULs, including the relationship of those FULs to the National Average Drug Acquisition pricing.

Medicare Part D Changes

In a May 23, 2014 Final Rule entitled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a requirement that effective June 1, 2015 and enforceable December 1, 2015, all prescribers of Part D covered drugs must be enrolled as Medicare providers (or be granted a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor) in order for a claim to be covered under Medicare Part D. CMS also finalized several specific requirements to reduce prescriber fraud, waste, and abuse. The Corporation is unable to evaluate the full impact of these changes on its business at this time.

In a February 12, 2015 Final Rule entitled "Medicare Program: Contract Year 2016 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs", CMS finalized a regulation, effective January 1, 2016, prohibiting financial arrangements that penalize more efficient long-term care dispensing techniques (e.g., dispensing a three day supply over a 14 day supply) through pro-rated dispensing fees based on a day's supply or quantity dispensed.  CMS also finalized a requirement that, effective January 1, 2016, any differences in payment methodologies among long-term care pharmacies incentivize more efficient dispensing techniques.  The Corporation is unable to evaluate the full impact of these changes on its business at this time.

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

Drug Wholesaler Agreements

On January 25, 2013 the Corporation renegotiated its Amended PVA with ABDC effective January 1, 2013. The Amended PVA modified the previous agreement, which was set to expire September 30, 2013 and extended its term until September 30, 2016.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

The Amended PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC. The Amended PVA does provide the flexibility for the Corporation to contract with other suppliers. If the Corporation fails to adhere to the contractual purchase provisions, ABDC has the ability to increase the Corporation's drug pricing under the terms of the Amended PVA.

The Corporation and ABDC are parties to certain legal proceedings with respect to the Amended PVA as further described above. On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  We have entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015.  See Note 14 Subsequent Events.

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

	2012	2013	2014
Pharmacy locations and administrative offices lease expense	$14.4	$15.2	$15.8
Office equipment lease expense	2.4	2.1	2.3
Total lease expense	$16.8	$17.3	$18.1

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2015	$15.5	$0.8	$16.3
2016	11.8	0.1	11.9
2017	7.6	0.1	7.7
2018	5.5	0.3	5.8
2019	5.5	-	5.5
Thereafter	1.5	-	1.5
Total	$47.4	$1.3	$48.7

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges were $17.8 million, $8.1 million and $13.6 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Merger, integration costs and other charges for the years ended December 31, 2012, 2013, and 2014 were $7.1 million, $3.7 million, and $0.3 million, respectively. Acquisition related costs for the years ended December 31, 2012, 2013, and 2014 were $10.7 million, $4.4 million, and $13.3 million, respectively.

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

The Corporation recorded restructuring costs and other related charges of approximately $4.4 million and $3.3 million during the years ended December 31, 2013 and December 31, 2014, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation’s restructuring liability (dollars in millions):

	Balance at			Balance at
	December 31, 2013	Accrual	Utilized Amounts	December 31, 2014
Employee Severance and related costs	$1.8	$2.1	$(3.6)	$0.3
Facility costs	0.8	1.2	(0.9)	1.1
	$2.6	$3.3	$(4.5)	$1.4

The liability at December 31, 2014 represents amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and severance costs).

NOTE 9—HURRICANE SANDY DISASTER COSTS

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation’s Long Beach facility as well as damage and disruption at the Corporation’s customers’ facilities have been recorded as a separate component in the consolidated income statements.

The Corporation has recovered certain losses associated with Hurricane Sandy from the insurance carrier, and continues to pursue the business interruption portion of its insurance claim. While the exact amount has not been determined, the Corporation’s current estimate of covered losses, net of its deductible, is approximately $7.3 million. After consideration of a $7.2 million advance by the insurance carrier, the Corporation has recorded a receivable for $0.1 million which is included in prepaids and other assets in the consolidated balance sheets. The actual recovery will vary depending on the outcome of the insurance loss adjustment process. Accordingly, no offsetting benefit for insurance recoveries above the amount of the cumulative loss has been recorded. For the years ended December 31, 2012, 2013 and 2014, Hurricane Sandy disaster costs were $4.5 million, $(1.4) million, and $(1.7) million, respectively. For the years ended December 31, 2013 and 2014, the Corporation realized income as the insurance carrier reimbursed the Corporation for certain of the losses incurred in 2012.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1.0 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”). As of December 31, 2014, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation’s common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to repurchase up to a maximum of $25.0 million of the Corporation’s common stock. Approximately $19.7 million remained available under the program as of December 31, 2014.  Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation’s management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2014, the Corporation repurchased no shares of common stock.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

The Corporation may redeem shares from employees upon the vesting of the Corporation’s stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 200,334 shares of certain vested awards and exercise of certain stock options for an aggregate price of approximately $5.1 million during year ended December 31, 2014. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2014, the Corporation had a total of 2,617,305 shares held as treasury stock.

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

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock units granted to officers generally vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation’s earnings before interest, income taxes, depreciation and amortization, merger, acquisition, integration costs and other charges, Hurricane Sandy disaster costs, restructuring charges, settlements, litigation and other charges, California Medicaid estimated recoupment, and any changes in accounting principles, which reinforces the importance of achieving the Corporation’s profitability objectives. The performance is generally measured over a three-year period.

As of December 31, 2014, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 2,865,608 shares. The 2,865,608 shares do not take into consideration the dilution of 1.65 shares of stock for any full-value award, including restricted stock awards, restricted stock units and performance share awards at target. The number of shares remaining available for future issuance calculated under the fungible share pool would be 1,737,623.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	2012	2013	2014
Stock option compensation expense	$1.6	$1.0	$0.6
Nonvested stock compensation expense	5.1	6.2	6.8
Total Stock Compensation Expense	$6.7	$7.2	$7.4

Negative effect on diluted earnings per share	$(0.13)	$(0.15)	$(0.15)

As of December 31, 2014, there was $7.7 million of total unrecognized compensation cost related to the Corporation’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Option Activity

The Corporation did not issue stock options during the years ended December 31, 2013 or December 31, 2014.

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Instrinsic Value (in millions)
Outstanding options at December 31, 2013	1,289,573	$14.63	2.9 years	$8.9
Exercised	(283,809)	14.75
Canceled	(88,697)	12.60
Expired	(3,858)	17.57
Outstanding options at December 31, 2014	913,209	$14.62	2.1 years	$5.6
Exercisable options at December 31, 2014	818,558	$15.06	1.9 years	$4.6

The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2013, and 2014 was $0.2 million, $3.5 million, and $1.6 million, respectively. Cash received from stock option exercises during the year ended December 31, 2014 was $3.4 million. The total fair value of options vested for the years ended December 31, 2012, 2013, and 2014 was $2.1 million, $1.6 million, and $0.9 million, respectively. The Corporation expects to recognize stock-based compensation expense for stock options over a remaining weighted average period of less than one year.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2013	1,096,674	$13.47
Granted - Restricted Stock Units	196,216	25.58
Granted - Performance Share Units	247,385	20.01
Forfeited	(110,992)	15.85
Vested	(487,713)	12.37
Outstanding shares at December 31, 2014	941,570	$18.00

The total fair value of shares vested for the years ended December 31, 2012, 2013, and 2014 was $1.4 million, $5.1 million, and $6.0 million, respectively. The weighted average remaining term and intrinsic value of nonvested shares at December 31, 2014 was 2.4 years and $19.5 million, respectively. The Corporation expects to recognize stock based compensation expense of $7.6 million for nonvested shares over a weighted average period of approximately 2.4 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 702,499 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan qualified under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution for all eligible employees, as defined in the plan document. Contributions to the plan are based upon employee contributions and the Corporation’s matching contributions. For the years ended December 31, 2012, 2013, and 2014, the Corporation’s matching contributions to the plan were $6.0 million, $5.9 million, and $5.8 million, respectively.

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

As of December 31, 2013 and 2014, the Corporation had $6.9 million and $8.0 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets. Deferred compensation expense was $0.4 million, $1.5 million and $0.7 million for the years ended December 31, 2012, 2013, and 2014, respectively.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation’s annual income or loss before income taxes for each respective accounting period. The following table summarizes the Corporation’s provision for income taxes for the periods presented (dollars in millions):

	2012	2013	2014
Current provision:
Federal	$11.6	$13.0	$10.4
State	1.5	1.3	1.3
Total	13.1	14.3	11.7
Deferred provision:
Federal	1.4	4.8	(2.1)
State	1.4	7.2	(0.2)
Total	2.8	12.0	(2.3)
Total provision for income taxes	$15.9	$26.3	$9.4

A reconciliation of the U.S. statutory rate to the Corporation’s effective tax rate is as follows for the years ended December 31:

	2012	2013	2014
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.2	4.3	4.0
Non-deductible legal expenses	-	14.8	31.3
Domestic Production Activities Deduction	-	(4.7)	(10.4)
Stock compensation	-	2.6	-
Valuation allowances	-	7.1	0.2
Research and development credits	-	-	(5.6)
Other	1.7	(0.9)	3.5
Effective tax rate	40.9%	58.2%	58.0%

The effective tax rates in 2013 and 2014 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The effective tax rate did not change significantly from 2013 to 2014.  The increase in the non-deductible legal expenses relates to the legal settlement accruals recorded in 2014.  See Note 6.  This increase offsets almost entirely the favorable changes in the rate for the domestic production activities deduction, stock compensation, valuation allowance, and research and development credits.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation’s tax deductible goodwill was approximately $128.5 million (as adjusted) and $145.3 million at December 31, 2013 and 2014, respectively.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11—INCOME TAXES (Continued)

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2014, the Corporation has federal net operating loss carryforwards of $40.1 million ($14 million deferred tax asset).  These net operating loss carryforwards resulted from the stock acquisitions the Corporation completed in 2013 and 2014.  These net operating losses are subject to limitations under Internal Revenue Code Section 382; however, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  Accordingly, the Corporation has not recorded any valuation allowance for the associated deferred tax asset.  The deferred tax asset for state net operating loss carryforwards is $3.1 million, net of federal impact and valuation allowances. The state net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

As a result of a corporate restructuring that was implemented on January 1, 2014, separate company state taxable income was significantly reduced.  This reduction in separate company state taxable income impacted the Corporation’s analysis of the realizability of separate company net operating loss carryforwards.  A valuation allowance is provided for the Corporation’s deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the Corporation’s analysis of the impact of the corporate restructuring, a valuation allowance on the separate company state net operating loss carryforwards was recorded.  The deferred tax asset for state net operating loss carryforwards totaled $3.2 million and $3.1 million at December 31, 2013 and 2014, respectively, net of valuation allowances of $4.1 million.

The Corporation recognized net deferred tax assets totaling $18.2 million and $30.6 million at December 31, 2013 and 2014, respectively, net of valuation allowances of $4.1 million.

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2013		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$9.6	$-	$7.7	$-
Allowance for doubtful accounts	20.8	-	22.8	-
Net operating losses	1.0	-	-	-
Other	7.2	-	13.7	-
Valuation allowance	(1.7)	-	(2.0)	-
Total current deferred taxes	$36.9	$-	$42.2	$-

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2013		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$-	$11.2	$-	$11.4
Stock-based compensation	4.8	-	4.6	-
Goodwill and intangibles	-	25.4	-	33.0
Net operating losses	8.0	-	21.2	-
Other	7.5	-	9.1	-
Valuation allowances	(2.4)	-	(2.1)	-
Total noncurrent deferred taxes	$17.9	$36.6	$32.8	$44.4
Noncurrent deferred taxes, net		$18.7		$11.6

As of December 31, 2013 and December 31, 2014, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits at December 31, 2014 that, if recognized, would affect the tax rate.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11—INCOME TAXES (Continued)

It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2014, the Corporation had no accrued interest or penalties related to uncertain tax positions.

The federal statute of limitations remains open for tax years 2012 through 2013. The IRS completed its audit of the Corporation’s consolidated U.S. income tax returns for 2010 and 2011 in February 2014.

State tax jurisdictions generally have statutes of limitations ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2009. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states.

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2012	2013	2014
Numerator:
Numerator for basic and earnings per diluted share - net income	$22.9	$18.9	$6.8
Denominator:
Denominator for basic earnings per share - weighted average shares	29,471,734	29,601,199	29,983,428
Effective of dilutive securities (stock options, restricted stock units and performance share units)	430,162	474,500	665,703
Denominator for earnings per diluted share - adjusted weighted average shares	29,901,896	30,075,699	30,649,131
Basic earnings per share	$0.78	$0.64	$0.23
Earnings per diluted share	$0.77	$0.63	$0.22
Unexercised employee stock options, unvested restricted shares and performance shares excluded from the effect of dilutive securities above (a)	2,574,284	1,417,272	340,291

(a)	These unexercised employee stock options, unvested restricted shares and performance shares that have not yet met performance conditions are not included in the computation of diluted earnings per share because to do so would be anti-dilutive for the periods presented.

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

Index
PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim information shown below has been prepared by the Corporation’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2013 Quarters					2014 Quarters
	First	Second	Third		Fourth	First	Second		Third		Fourth

Revenue	$439.8	$430.8	$436.8		$450.5	$452.2	$448.6		$470.2		$523.5
Cost of goods sold	355.5	348.2	357.6		369.4	372.2	366.7		387.2		429.1
Gross profit	$84.3	$82.6	$79.2		$81.1	$80.0	$81.9		$83.0		$94.4
Operating income (loss)	$20.0	$21.3	$0.6		$13.9	$10.3	$(9.7)		$17.1		$12.7
Net income (loss)	$10.5	$10.2	$(6.2	)(1)	$4.4	$4.8	$(9.7	)(1)	$8.5	(2)	$3.2

Earnings (loss) per common share:
Basic	$0.36	$0.34	$(0.21)		$0.15	$0.16	$(0.32)		$0.28		$0.11
Diluted	$0.35	$0.34	$(0.21)		$0.15	$0.16	$(0.32)		$0.28		$0.10

Shares used in computing earnings (loss) per common share:
Basic	29.6	29.7	29.7		29.5	29.8	30.0		30.1		30.1
Diluted	30.1	30.1	29.7		30.2	30.4	30.0		30.6		30.7

(1)	During the third quarter 2013 and the second quarter 2014, the Corporation recognized losses related to settlement, litigation and other charges. See Note 6.
(2)	During the third quarter 2014, the Corporation recognized a $4.3 loss on extinguishment of debt.

NOTE 14---SUBSEQUENT EVENTS

The Corporation, through its wholly owned subsidiary Amerita, completed the acquisition of a home infusion and pharmacy services business on January 23, 2015.  The business provides home infusion and pharmacy services including home infusion therapies, pain management, nutritional therapies, and specialty pharmacy services.  The company serves patients in their homes, doctors’ offices, and other non-hospital settings.

On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  The Corporation entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Corporation’s disclosure controls and procedures are designed so that information required to be disclosed in the Corporation’s reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Corporation’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Index
Our management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2014.

The Corporation has excluded the 2014 Acquisitions from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Corporation in 2014. The total assets and total revenues of the 2014 Acquisitions represent approximately 3.8% and 3.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The Corporation continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of December 31, 2013 and 2014 and for each of the years in the three-year period ended December 31, 2014 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B.	Other Information

On January 25, 2013, the Corporation renegotiated its Amended PVA with ABDC effective January1, 2013.  The Amended PVA modified the previous agreement, which was set to expire September 30, 2013 and extended its term until September 30, 2016.  The Amended PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from ABDC.  The Amended PVA does provide the flexibility for the Corporation to contract with other suppliers.  If the Corporation fails to adhere to the contractual purchase provisions, ABDC has the ability to increase the Corporation’s drug pricing under the terms of the Amended PVA.

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for breach of the Amended PVA.  The Corporation subsequently filed a First Amended Complaint asserting additional breaches of the Amended PVA and filed a motion seeking a preliminary injunction enjoining ABDC from instituting certain drug substitution programs.  On September 10, 2014, ABDC filed suit in the Court of Chancery of the State of Delaware seeking a declaration that it is not in breach of the Amended PVA.  The Delaware proceeding was voluntarily dismissed on November 20, 2014.  On November 24, 2014, the Jefferson Circuit Court issued a temporary injunction against ABDC.  That order was subsequently over-ruled by the Court of Appeals on February 13, 2015 and the Corporation is appealing the decision of the Court of Appeals to the Kentucky Supreme Court.  On February 24, 2015, the Kentucky Supreme Court stayed the decision of the Court of Appeals until the Kentucky Supreme Court has an opportunity to rule on the matter.  On March 2, 2015, the Corporation provided ABDC with a notice of termination of the Amended PVA effective April 1, 2015.  The termination was for cause.  On February 27, 2015, the Corporation entered into a new Prime Vendor Agreement with Cardinal Health effective April 1, 2015 through June 30, 2018.  The new Prime Vendor Agreement with Cardinal Health requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from Cardinal Health.  The new Prime Vendor Agreement does provide flexibility for the Corporation to contract with other suppliers.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation’s definitive proxy statement to be filed no later than 120 days after December 31, 2014. We refer to this proxy statement as the 2015 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation’s 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation’s 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation’s 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation’s 2015 Proxy Statement.

Index
PART IV

Item 15.	Exhibits [To be Updated]

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

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant, as amended (21)

3.3	Series A Junior Participating Preferred Stock Certificate of Designation (16)

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock (13)

4.1	Specimen Common Stock Certificate of the Registrant (17)

10.1	Form CEO Stock Option Award Agreement (3) †

10.2	Form Non-Qualified Stock Option Award Agreement (3) †

10.3	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (1) †

10.4	Employment Agreement dated August 17, 2007 between Thomas Caneris and PharMerica Corporation (1) †

10.5	Form Director Non-Qualified Stock Option Award Agreement (1) †

10.6	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (1) †

10.7	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (1) †

10.8	Trademark License Agreement (2)

10.9	Form of Non-Qualified Stock Option Award Agreement (4) †

10.10	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (11) †

10.11	Form of Restricted Stock Unit Award Agreement (6) †

10.12	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (7) †

10.13	Form of Director Restricted Stock Unit Award Agreement (7) †

10.14	Employment Letter Agreement dated February 27, 2014 between Gregory S. Weishar and PharMerica Corporation (20) †

Index
10.15
Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 1, 2011 by and between ABDC, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (9)

10.16
First Amendment to Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies, dated as of January 1, 2013, by and between ABDC, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (10)

10.17
Credit Agreement dated September 17, 2014 among PharMerica Corporation, the Lenders named therein, and Citibank, N.A., Compass Bank, MUFG Union Bank, N.A., Suntrust Bank and U.S. Bank, National Association, as Co-Documentation Agents (23)

10.18	Form of Indemnification Agreement (12)

10.19	Employment Agreement dated March 22, 2011 between Suresh Vishnubhatla and PharMerica Corporation (12) †

10.20	Summary of 2012 Long-Term Incentive Program (18) †

10.21	Employment Agreement, dated September 27, 2012, between PharMerica Corporation and Mark Lindemoen (14)

10.22	Summary of 2013 Long-Term Incentive Program (10) †

10.23	Summary of 2014 CEO Short-Term Incentive Program and 2014 Short-Term Incentive Program †

10.24	Summary of 2014 Long-Term Incentive Program †

10.25	Amended and Restated Employment Agreement, dated effective May 30, 2014, between PharMerica Corporation and David W. Froesel, Jr. (22)

10.26	Employment Agreement, dated November 10, 2012, between PharMerica Corporation and James D. Glynn (22)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
(1)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.
(4)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.
(5)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009, and incorporated herein by reference.
(6)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.
(7)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.
(8)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010, and incorporated herein by reference.
(9)	Filed with the Corporation’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 25, 2011, and incorporated herein by reference.
(10)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2013, and incorporated herein by reference.
(11)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.
(12)	Filed with the Corporation’s Schedule 14D-9 filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.
(13)	Filed with the Corporation’s Current Report on Form 8-K file with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(14)	Filed with the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2013, and incorporated herein by reference.
(15)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2013, and incorporated herein by reference.
(16)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.
(17)
Filed with Amendment No. 2 to the Corporation’s Registration Statement on Form S-4/S-1 (Reg. No 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(18)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference.
(19)	Filed with the Corporation’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference.
(20)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.
(21)	Filed with the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2014, and incorporated herein by reference.
(22)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.
(23)	Filed with the Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: March 2, 2015	By:	/S/ GREGORY S. WEISHAR

Gregory S. Weishar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR	Chief Executive Officer and Director	March 2, 2015
(Gregory S. Weishar)

/S/ DAVID W. FROESEL, JR.	Executive Vice President, Chief Financial	March 2, 2015
(David W. Froesel, Jr.)	Officer and Treasurer

/S/ BERARD E. TOMASSETTI	Senior Vice President and Chief Accounting	March 2, 2015
(Berard E. Tomassetti)	Officer

/S/ FRANK E. COLLINS	Director	March 2, 2015
(Frank E. Collins)

/S/ W. ROBERT DAHL JR.	Director	March 2, 2015
(W. Robert Dahl Jr.)

/S/ MARJORIE W. DORR	Director	March 2, 2015
(Marjorie W. Dorr)

/S/ DR. THOMAS P. GERRITY	Director	March 2, 2015
(Dr. Thomas P. Gerrity)

/S/ THOMAS P. MAC MAHON	Director	March 2, 2015
(Thomas P. Mac Mahon)

/S/ GEOFFREY G. MEYERS	Director	March 2, 2015
(Geoffrey G. Meyers)

/S/ DR. ROBERT A. OAKLEY	Director	March 2, 2015
(Dr. Robert A. Oakley)

/S/ PATRICK G. LEPORE	Director	March 2, 2015
(Patrick G. LePore)

Index
EXHIBIT INDEX

Exhibit No.	Description

10.23	Summary of 2014 CEO Short-Term Incentive Program and 2014 Short-Term Incentive Program †

10.24	Summary of 2014 Long-Term Incentive Program †

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.