Form 10-Q
period 2015-03-31
PharMerica CORP
filed 2015-05-07
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class of Common Stock	Outstanding at May 1, 2015
Common stock, $0.01 par value	30,387,961 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2015
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2014	2015
Revenues	$452.2	$511.6
Cost of goods sold	372.2	423.0
Gross profit	80.0	88.6
Selling, general and administrative expenses	57.2	59.0
Amortization expense	4.4	6.6
Merger, acquisition, integration costs and other charges	5.0	3.8
Settlement, litigation and other related charges	1.2	2.3
Restructuring and impairment charges	1.9	0.1
Operating income	10.3	16.8
Interest expense, net	2.5	1.4
Income before income taxes	7.8	15.4
Provision for income taxes	3.0	5.8
Net income	$4.8	$9.6

Earnings per common share:
Basic	$0.16	$0.32
Diluted	$0.16	$0.31

Shares used in computing earnings per common share:
Basic	29,753,024	30,185,230
Diluted	30,354,067	30,733,381

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and March 31, 2015
(Unaudited)
(In millions, except share and per share amounts)

	(As Adjusted)December 31, 2014	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$33.3	$25.2
Accounts receivable, net	195.8	199.5
Inventory	135.7	122.6
Deferred tax assets, net	42.2	39.9
Income taxes receivable	-	0.5
Prepaids and other assets	90.4	62.0
	497.4	449.7

Equipment and leasehold improvements	196.4	198.6
Accumulated depreciation	(125.0)	(128.5)
	71.4	70.1

Goodwill	318.0	336.3
Intangible assets, net	177.6	179.2
Other	4.1	4.1
	$1,068.5	$1,039.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96.0	$81.6
Salaries, wages and other compensation	35.1	32.7
Current portion of long-term debt	6.4	8.9
Income taxes payable	2.3	-
Other accrued liabilities	36.4	31.6
	176.2	154.8

Long-term debt	344.9	317.1
Other long-term liabilities	57.7	68.6
Deferred tax liabilities	11.6	11.8
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2014 and March 31, 2015	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 32,725,786 and 33,137,201 shares issued as of December 31, 2014 and March 31, 2015, respectively	0.3	0.3
Capital in excess of par value	394.1	397.9
Retained earnings	117.0	126.6
Treasury stock at cost, 2,617,305 and 2,760,633 shares at December 31, 2014 and March 31, 2015, respectively	(33.3)	(37.7)
	478.1	487.1
	$1,068.5	$1,039.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2015
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2015
Cash flows provided by (used in) operating activities:
Net income	$4.8	$9.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	5.8
Amortization	4.4	6.6
Merger, acquisition, integration costs and other charges	2.5	-
Stock-based compensation and deferred compensation	2.1	2.0
Amortization of deferred financing fees	0.7	0.1
Deferred income taxes	4.0	2.3
(Gain) Loss on disposition of equipment	(0.1)	0.1
Gain on acquisition/disposition	(0.3)	-
Other	0.1	-
Change in operating assets and liabilities:
Accounts receivable, net	13.1	(2.3)
Inventory	2.8	13.2
Prepaids and other assets	(2.1)	27.4
Accounts payable	(21.8)	(14.1)
Salaries, wages and other compensation	(4.7)	(2.4)
Other accrued liabilities	(1.9)	(2.2)
Change in income taxes payable	(1.3)	0.1
Excess tax benefit from stock-based compensation	(2.7)	(1.9)
Net cash provided by operating activities	4.4	44.3

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.0)	(4.6)
Acquisitions, net of cash acquired	(10.7)	(20.5)
Cash proceeds from dispositions	0.4	0.1
Net cash used in investing activities	(16.3)	(25.0)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.1)	-
Net activity of long-term revolving credit facility	2.8	(25.0)
Issuance of common stock	2.5	0.3
Treasury stock at cost	(4.5)	(4.4)
Excess tax benefit from stock-based compensation	2.7	1.9
Repayments of capital lease obligations	-	(0.2)
Net cash provided by (used in) financing activities	0.4	(27.4)

Change in cash and cash equivalents	(11.5)	(8.1)
Cash and cash equivalents at beginning of period	24.2	33.3

Cash and cash equivalents at end of period	$12.7	$25.2

Supplemental information:
Cash paid for interest	$1.8	$2.1
Cash paid for taxes	$0.4	$4.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2014	30,108,481	$0.3	$394.1	$117.0	$(33.3)	$478.1
Net income				9.6		9.6
Exercise of stock options and tax components of stock-based awards, net	105,314	-	2.1	-	-	2.1
Vested restricted stock units	163,281	-	-	-	-	-
Vested performance stock units	142,820	-	-	-	-	-
Treasury stock at cost	(143,328)	-	-	-	(4.4)	(4.4)
Stock-based compensation - non-vested restricted stock	-	-	1.6	-	-	1.6
Stock-based compensation - stock options	-	-	0.1	-	-	0.1
Balance at March 31, 2015	30,376,568	$0.3	$397.9	$126.6	$(37.7)	$487.1

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries (the "Corporation"), is a leading provider of pharmacy services.  The Corporation serves the long-term care, hospital pharmacy management services, specialty home infusion and specialty oncology pharmacy markets.  The Corporation operates 97 institutional pharmacies, 15 specialty home infusion pharmacies, and 5 specialty oncology pharmacies in 45 states.  The Corporation’s customers are institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, individuals receiving in-home care and patients with cancer.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2014, included in the Corporation's Annual Report on Form 10-K. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements adjusted for acquisition related measurement period adjustments.

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

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the Corporation to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liabilities recorded at fair value at December 31, 2014 and March 31, 2015 are set forth in the tables below (dollars in millions):

As of December 31, 2014	Asset (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.0)	$-	$(8.0)	$-	A
Contingent Consideration	(1.1)	-	-	(1.1)	C
Mandatorily Redeemable Interest	(8.3)	-	-	(8.3)	C

As of March 31, 2015	Asset (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.1)	$-	$(8.1)	$-	A
Contingent Considerations	(9.0)	-	-	(9.0)	C
Mandatorily Redeemable Interest	(7.4)	-	-	(7.4)	C

The deferred compensation plan liability represents an unfunded obligation associated with the deferred compensation plan offered to eligible employees and members of the Board of Directors of the Corporation. The fair value of the liability associated with the deferred compensation plan is derived using pricing and other relevant information for investments in phantom shares of certain available investment options, primarily mutual funds. This liability is classified as other long-term liabilities in the accompanying condensed consolidated balance sheets.

The contingent consideration represents future earn-outs associated with the Corporation's acquisition of an institutional pharmacy business purchased in 2013 and two infusion businesses purchased in 2014 and 2015. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement. These liabilities are classified as current and other long-term liabilities in the accompanying condensed consolidated balance sheets.

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC (“Onco”), purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest’s fair value of the liability at March 31, 2015.

For the year ended December 31, 2014 and the quarter ended March 31, 2015, there were no transfers between the valuation hierarchy Levels 1, 2, and 3.  The following table summarizes the change in fair value of the Corporation’s contingent consideration and mandatorily redeemable interest identified as Level 3 for the year ended December 31, 2014 and the three months ended March 31, 2015 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2013	$0.7	$8.2
Additions from business acquisitions	1.1	-
Change in fair value	(0.7)	0.1
Balance, December 31, 2014	1.1	8.3
Additions from business acquisitions	7.9	-
Change in fair value	-	(0.9)
Balance, March 31, 2015	$9.0	$7.4

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these instruments.  The carrying amount of the Corporation’s debt approximates fair value due to the interest being set at variable market interest rates (Level 2).

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

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2014	March 31, 2015
Institutional healthcare providers	$153.6	$157.0
Medicare Part D	30.5	29.8
Private payer and other	30.6	30.3
Insured	24.5	25.9
Medicaid	11.7	12.7
Medicare	3.0	3.5
Allowance for doubtful accounts	(58.1)	(59.7)
	$195.8	$199.5

0 to 60 days	58.8%	61.4%
61 to 120 days	17.2%	15.8%
Over 120 days	24.0%	22.8%
	100.0%	100.0%

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2014	$56.7	$23.2	$(21.8)	$58.1
Three months ended March 31, 2015	$58.1	$5.0	$(3.4)	$59.7

Goodwill and Other Intangibles

The Corporation’s policy is to perform a quantitative assessment of its institutional pharmacy and specialty infusion reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed a quantitative assessment as of December 31, 2014.  The institutional pharmacy and specialty infusion reporting unit’s fair values as calculated for the analysis were approximately 48.2% and 13.1%, respectively, greater than book value as of December 31, 2014. The Corporation also performed a qualitative assessment of its specialty oncology reporting unit as of December 31, 2014 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

There were no impairment triggering events during the three months ended March 31, 2015.

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

Mandatorily Redeemable Interest

The Corporation acquired 37.5% of the membership interests of Onco while also obtaining control of the business. The subsidiary is consolidated in the Corporation's condensed consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the condensed consolidated balance sheets.

Measurement Period Adjustments

For the three months ended March 31, 2015, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2014 as a result of measurement period adjustments related to acquisitions completed in the prior year (See Note 2).

NOTE 2—ACQUISITIONS

2015 Acquisition

The Corporation through its wholly owned subsidiary, Amerita, acquired Coastal Pharmaceutical Services Corporation (“InfusionRx Acquisition”) on January 28, 2015. The InfusionRx Acquisition had an estimated purchase price of $27.9 million, comprised of a net cash payment of $20.0 million and an estimated fair value of contingent consideration of $7.9 million. The resulting amount of goodwill and identifiable intangibles related to this transaction in the aggregate were $18.3 million and $8.2 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.  Tax deductible goodwill associated with the acquisition was $18.3 million as of March 31, 2015.  The net assets and operating results of the acquisition have been included in the Corporation’s condensed consolidated financial statements from the date of acquisition.

Amounts contingently payable related to the InfusionRx Acquisition, representing potential payments originating from an earn-out provision were $7.9 million as of March 31, 2015.

2014 Acquisitions

During the year ended December 31, 2014, the Corporation completed acquisitions of four long-term care businesses and one infusion business (collectively the "2014 Acquisitions"), none of which were individually significant to the Corporation. The 2014 Acquisitions required cash payments of approximately $114.9 million in the aggregate. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $35.2 million and $61.4 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2014 Acquisitions was $29.8 million as of March 31, 2015.  The net assets and operating results of the 2014 Acquisitions have been included in the Corporation's condensed consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2014 Acquisitions, representing payments originating from an earn-out provision of the infusion acquisition, were $1.1 million as of December 31, 2014 and March 31, 2015.

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

The amounts recognized as of the acquisition dates for the 2014 Acquisitions, on a combined basis, for assets acquired and liabilities assumed are as follows (dollars in millions):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	As Adjusted

Accounts receivable	$24.7	$0.1	$24.8
Inventory	8.8	-	8.8
Deferred tax assets - current	1.8	-	1.8
Other current assets	3.1	-	3.1
Equipment and leasehold improvements	4.8	-	4.8
Deferred tax assets	8.2	-	8.2
Identifiable intangibles	61.4	-	61.4
Goodwill	34.9	0.3	35.2
Total Assets	147.7	0.4	148.1

Current liabilities*	26.4	(0.1)	26.3
Other long-term liabilities*	6.9	-	6.9
Total Liabilities	33.3	(0.1)	33.2

Total purchase price, less cash acquired	$114.4	$0.5	$114.9

* Included in current liabilities and other long-term liabilities are $0.8 million and $0.5 million, respectively, of capital lease obligations acquired as a part of the 2014 Acquisitions.

Pro forma financial statements are not presented on the 2014 and 2015 acquisitions as the results are not material to the Corporation’s condensed consolidated financial statements.

Other

For the three months ended March 31, 2014 and March 31, 2015, the Corporation incurred $4.9 million and $3.7 million, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2014 and March 31, 2015 the carrying amount of goodwill was $318.0 million and $336.3 million, respectively.

The following table presents the components of the Corporation's finite lived intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2014	Additions	Balance at March 31, 2015
Customer relationships	$177.5	$7.0	$184.5
Trade name	62.2	0.6	62.8
Non-compete agreements	19.9	0.6	20.5
Sub Total	259.6	8.2	267.8
Accumulated amortization	(82.0)	(6.6)	(88.6)
Net intangible assets	$177.6	$1.6	$179.2

Amortization expense relating to finite-lived intangible assets was $4.4 million and $6.6 million for the three months ended March 31, 2014 and 2015, respectively.

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

As of March 31, 2015, $225.0 million was outstanding under the term loan facility and $100.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the term total outstanding debt of the Corporation (dollars in millions):

	December 31, 2014	March 31, 2015
Term Debt - payable to lenders at LIBOR plus applicable margin (2.17% as of March 31, 2015), matures September 17, 2019	$225.0	$225.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.14% of March 31, 2015), matures September 17, 2019	125.0	100.0
Capital lease obligations	1.3	1.0
Total debt	351.3	326.0
Less: Current portion of long-term debt	6.4	8.9
Total long-term debt	$344.9	$317.1

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—CREDIT AGREEMENT (Continued)

 The Corporation's indebtedness has the following maturities as of March 31, 2015 (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Capital Lease Obligations	Total Maturities
2015	$5.6	$-	$0.5	$6.1
2016	11.3	-	0.1	11.4
2017	11.3	-	0.1	11.4
2018	11.3	-	0.3	11.6
2019	185.5	100.0	-	285.5
	$225.0	$100.0	$1.0	$326.0

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2015 was $2.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $207.5 million as of March 31, 2015.

The Corporation was compliant with all debt covenant requirements at March 31, 2015.

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

On November 20, 2013 a complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and that, as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case. On October 3, 2014, the Corporation's motion to dismiss was granted by the court.  The relator has appealed the court’s decision.  The Corporation intends to continue to defend the case vigorously.

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

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The U.S. Government and the various states declined to intervene in the case.  On April 7, 2014, the Corporation moved to dismiss the complaint and on July 23, 2014, the motion was denied.  On January 13, 2015, the Corporation again moved to dismiss the complaint and on March 23, 2015, the second motion was denied.  On April 2, 2015, the Corporation moved the court to reconsider its denial of the second motion to dismiss.  That motion is pending.  The Corporation intends to vigorously defend itself against these allegations.

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

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against AmerisourceBergen Drug Corporation (“ABDC”) for failure of ABDC to comply with certain pricing and rebate provisions of the Amended Prime Vendor Agreement ("Amended PVA").  The Corporation subsequently filed a First Amended Verified Complaint on September 26, 2014 asserting additional breaches of the Amended PVA.

As a result of ABDC’s failure to comply with certain pricing and rebate provisions, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31, 2014.  Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters.  All these receivables totaled $53.0 million and were included in prepaids and other assets in the accompanying condensed consolidated balance sheet as of December 31, 2014.  During the period of January 1, 2015 through March 31, 2015, an additional $18.5 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Amended PVA were recognized which brought the total receivable to $71.5 million at March 31, 2015.

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Amended PVA effective April 1, 2015.  The Corporation also announced that it had entered into a Prime Vendor Agreement with Cardinal Health (“Cardinal”) effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Amended PVA effective immediately based upon the Corporation’s alleged failure to pay certain disputed miscellaneous charges and the Corporation’s signing of the Cardinal PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Amended PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $50.0 million.

The following table represents all receivables, whether previously disputed or not, due and owing from ABDC at March 31, 2015 and the related amounts allegedly payable to ABDC, which have been offset resulting in a net receivable at March 31, 2015 of $21.5 million.  This net receivable is included in prepaids and other assets in the accompanying condensed consolidated balance sheet as of March 31, 2015.

Presented in the condensed consolidated balance sheet, the following amounts are offset as of March 31, 2015 (in millions):

Description	Gross Amount of Recognized Asset	Gross Liability Offset in the Condensed Consolidated Balance Sheet	Net Amount of Asset Presented in the Condensed Consolidated Balance Sheet

Rebates & Other Receivables	$71.5	$(50.0)	$21.5

Total	$71.5	$(50.0)	$21.5

The Corporation will have claims for additional damages resulting from ABDC’s breaches of the Amended PVA. The Corporation intends to vigorously pursue its claims.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation with ABDC could continue for an extended period of time, likely longer than 12 months.   The Corporation cannot provide any assurances about the outcome of the litigation.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business.

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

At March 31, 2015, the Corporation had accrued approximately $45.5 million related to the legal actions and investigations.

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

FUL and AMP Changes

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by Centers for Medicare and Medicaid Services (“CMS”) and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to the established limits, at rates determined in accordance with each state's regulations. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement of certain prescription drugs under Medicaid (these upper limits being the "FUL").

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

CMS has stated that AMP-based FULs will be published at or about the same time that CMS publishes the Medicaid Covered Outpatient Drug final rule, which, according to the latest unified agenda, is expected in June 2015. CMS will continue to post draft monthly FULs. The Corporation will continue to analyze the draft monthly FULs, including the relationship of those FULs to the National Average Drug Acquisition pricing.

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

The type of compensation due to each of the executive officers in the event of the termination of their employment period varies depending on the nature of the termination. The employment agreements generally do not entitle the executive officers to any additional payment or benefits solely upon the occurrence of a change in control but do provide additional payments or benefits or both upon a termination of employment in connection with a change in control. Additionally, the vesting of certain equity based grants made to certain executive officers accelerates upon the occurrence of a change in control.

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $5.0 million and $3.8 million for the three months ended March 31, 2014 and 2015, respectively.

Merger, integration costs and other charges for the three months ended March 31, 2014 and 2015 were $0.1 million.

Acquisition related costs for the three months ended March 31, 2014 and 2015 were $4.9 million and $3.7 million, respectively.

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

The Corporation recorded restructuring costs and other related charges of approximately of $1.9 million and $0.1 million during the three months ended March 31, 2014 and 2015, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at December 31, 2014	Accrual	Utilized Amounts	Balance At March 31, 2015
Employee Severance and related costs	$0.3	$0.1	$(0.2)	$0.2
Facility costs	1.1	-	(0.2)	0.9
	$1.4	$0.1	$(0.4)	$1.1

The liability at March 31, 2015 represents amounts not yet paid relating to actions taken in connection with the restructuring plan (primarily lease payments and severance costs).

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of March 31, 2015. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2015, the Corporation repurchased no shares of common stock.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 143,328 shares from the vesting of certain awards and exercise of certain stock options, for an aggregate price of approximately $4.4 million during the three months ended March 31, 2015. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2015, the Corporation had a total of 2,760,633 shares held as treasury stock.

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

Stock options were not granted to officers and employees during 2014 or the three months ended March 31, 2015. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2014	913,209	$14.62	2.1 years	$5.6
Exercised	(105,314)	15.34
Canceled	(116,117)	10.84
Expired	-	-
Outstanding shares at March 31, 2015	691,778	$14.39	2.04 years	$9.5
Exercisable shares at March 31, 2015	690,750	$14.40	2.04 years	$9.5

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2014	941,570	$18.00
Granted - Restricted Stock Units	135,725	27.85
Granted - Performance Share Units	149,777	27.85
Forfeited	(2,163)	19.84
Vested	(306,101)	15.50
Outstanding shares at March 31, 2015	918,808	$21.67

The weighted average remaining term and intrinsic value of non-vested shares as of March 31, 2015 was 2.9 years and $18.2 million, respectively.

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2014	2015
Provision for income taxes	$3.0	$5.8
Total provision as a percentage of pre-tax income	38.4%	37.9%

The decrease in our provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 2015 compared to the comparable 2014 period was due primarily to a decrease in state and local taxes.  The effective tax rates in 2015 and 2014 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $145.3 million and $141.6 million at December 31, 2014 and March 31, 2015, respectively.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of March 31, 2015, the Corporation has $5.2 million ($1.8 million tax benefit) of federal net operating loss carryforwards available related to a 2013 acquisition and $31.4 million ($11.0 million deferred tax benefit) related to a 2014 acquisition. These net operating losses are subject to limitations under Internal Revenue Code Section 382; however, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  Accordingly, the Corporation has not recorded any valuation allowance for the associated deferred tax asset. The deferred tax asset for state net operating loss carryforwards is $3.0 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $30.6 million at December 31, 2014 and $28.1 million at March 31, 2015, net of state valuation allowances of $4.1 million.

As of December 31, 2014 and March 31, 2015, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2012 through 2014.  The IRS completed its audit of the Corporation’s consolidated U.S. income tax return for the 2011 tax year in February 2014.

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

PHARMERICA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months ended March 31,
	2014	2015
Numerator:
Numerator for basic and earnings per diluted share - net income	$4.8	$9.6
Denominator:
Denominator for basic earnings per share - weighted average shares	29,753,024	30,185,230
Effect of dilutive securities (stock options, restricted stock units and performance share units)	601,043	548,151
Denominator for earnings per diluted share - adjusted weighted average shares	30,354,067	30,733,381
Basic earnings per share	$0.16	$0.32
Earnings per diluted share	$0.16	$0.31
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	1,677	56

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation's current estimates, expectations and projections about the Corporation's future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation's possible future results of operations including revenues, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Corporation's competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation's ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project," and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation's actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation's access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation's debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation's risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation's products and services;
•	the risk of retaining existing customers and service contracts and the Corporation's ability to attract new customers for growth of the Corporation's business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation's operations;
•	the Corporation's ability to successfully pursue the Corporation's development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation's ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries including the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation's ability, and the ability of the Corporation's customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the effects of changes in the interest rate on the Corporation's outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;

•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation's control;
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;
•	elimination of, changes in, or the Corporation's failure to satisfy pharmaceutical manufacturers' rebate programs;
•	the Corporation's ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation's risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation's stock;
•	the uncertainty as to the long-term value of the Corporation's common stock;
•	the Corporation's ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation's net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation's results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	the potential impact of the litigation proceedings with ABDC regarding the Amended PVA;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation's filings with the Commission, including the "Risk Factors" set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION'S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2015, reflect the financial position, results of operations, and cash flows of the Corporation.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital's patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services business is comprised of a few customers, of which, our largest service is to the majority of the Kindred Healthcare (“Kindred”) hospitals.

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

We provide consultant pharmacist services to approximately 65% of our patients serviced. The services offered by our consultant pharmacists include:

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

Suppliers/Inventory

We obtain pharmaceutical and other products from Cardinal Health (“Cardinal”) and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices. The Corporation entered into a Prime Vendor Agreement with Cardinal effective April 1, 2015. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. Cardinal maintains local distribution facilities in most major geographic markets in which we operate.  In addition, beginning in the fourth quarter of 2013, we began supplying many of our pharmacies with select products from a distribution center operated by a third-party logistics company.

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2015 through 2018:

2015	2016	2017	2018
Colcrys (Q1)	Nuedexta (Q1)	Seroquel XR (Q4)	Nasonex (Q2)
Abilify (Q2)*	Combivent (Q2)
Renagel (Q2)	Crestor (Q2)
Renvela(Q2)	Cubicin (Q2)
Zyvox (Q2)*	Tamiflu (Q3)
Aggrenox (Q3)	Azilect( Q4)
Copaxone (Q3)	Zetia (Q4)
Gleevec (Q3)
Invega (Q3)
Namenda IR (Q3)*
Avodart (Q4)
Exelon Patch (Q4)*
Patanol (Q4)

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

Medicare Part D Changes

In a May 23, 2014 Final Rule entitled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a requirement that, effective June 1, 2015 and enforceable December 1, 2015, all prescribers of Part D covered drugs must be enrolled as Medicare providers (or be granted a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor) in order for a claim to be covered under Medicare Part D. CMS also finalized several specific requirements to reduce prescriber fraud, waste, and abuse. The Corporation is unable to evaluate the full impact of these changes on its business at this time.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated statements of operations is as follows (dollars in millions):

	2014			2015
	Amount	% of Revenues		Amount	% of Revenues

First Quarter	$5.6	1.2%	First Quarter	$5.0	1.0%
Second Quarter	5.7	1.3
Third Quarter	5.3	1.1
Fourth Quarter	6.6	1.3

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2014	2015
First Quarter	37.7	34.0
Second Quarter	37.0
Third Quarter	36.7
Fourth Quarter	34.9

The following table shows our summarized aging categories by quarter:

	2014				2015
	First	Second	Third	Fourth	First
0 to 60 days	56.7%	53.9%	57.3%	58.8%	61.4%
61 to 120 days	17.7	17.3	16.9	17.2	15.8
Over 120 days	25.6	28.8	25.8	24.0	22.8

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2014				2015
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$57.7	$242.2	23.8%	First Quarter	$59.7	$259.2	23.0%
Second Quarter	60.3	246.5	24.5
Third Quarter	57.4	272.4	21.1
Fourth Quarter	58.1	253.9	22.9

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended March 31,
	2014		2015
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$202.5	44.8%	$237.2	46.3%
Institutional healthcare providers	114.8	25.3	121.9	23.9
Medicaid	42.9	9.5	41.2	8.1
Private and other	20.8	4.6	23.1	4.5
Insured	51.8	11.5	67.6	13.2
Medicare	4.9	1.1	5.1	1.0
Hospital management fees	14.5	3.2	15.5	3.0
Total	$452.2	100.0%	$511.6	100.0%

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy, specialty infusion, and specialty oncology locations as well as our drug distribution center. Our inventory is valued at the lower of first-in, first-out cost or market. The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of, at a minimum, quarterly physical inventory at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns and record an estimate for rebates associated with inventory remaining at the end of each period.

As of December 31, 2014 and March 31, 2015, our inventories were $135.7 million and $122.6 million, respectively.

  The inventory days on hand were as follows for the periods presented:

	2014	2015
First Quarter	26.0	26.1
Second Quarter	35.1
Third Quarter	31.7
Fourth Quarter	29.1

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill as of December 31, 2014 and March 31, 2015 was $318.0 million and $336.3 million, respectively.

The Corporation’s policy is to perform a quantitative assessment of its institutional pharmacy and specialty infusion reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed a quantitative assessment as of December 31, 2014.  The institutional pharmacy and specialty infusion reporting unit’s fair value as calculated for the analysis were approximately 48.2% and 13.1%, respectively, greater than book value at December 31, 2014. While the excess on the specialty infusion reporting unit was not significantly in excess of book value, the business was acquired in the fourth quarter 2012 and is performing to our expectations. In addition, if we were to assume a 100 basis point change in the key assumption, a reduction in the long-term growth rate or an increase in the discount rate used, to determine the fair value of the specialty infusion reporting unit as of December 31, 2014, the quantitative assessment of the specialty infusion reporting unit would still result in fair value in excess of the carrying value. The specialty infusion reporting unit has goodwill with a carrying value of $57.7 million. The Corporation also performed a qualitative assessment of its specialty oncology reporting unit as of December 31, 2014 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

There were no impairment triggering events during the three months ended March 31, 2015.

Accounting for income taxes

We assess the likelihood that deferred tax assets will be realized from future taxable income.  A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized.  Our deferred tax asset balances as of December 31, 2014 and March 31, 2015 were $30.6 million and $28.1 million, respectively.  Our valuation allowances for state deferred tax assets in our condensed consolidated balance sheets as of December 31, 2014 and March 31, 2015 were $4.1 million.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Quarter Ended
	March 31, 2014		Increase (Decrease)		March 31, 2015
	Amount	% of Revenues			Amount	% of Revenues
Revenues	$452.2	100.0%	$59.4	13.1%	$511.6	100.0%
Cost of goods sold	372.2	82.3	50.8	13.6%	423.0	82.7
Gross profit	$80.0	17.7%	$8.6	10.8%	$88.6	17.3%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	8,608		445	5.2%	9,053
Revenue per prescription dispensed	$52.53		$3.98	7.6%	$56.51
Gross profit per prescription dispensed	$9.29		$0.50	5.4%	$9.79
Gross profit margin	17.7%		(0.4)%	(2.3)%	17.3%
Generic dispensing rate	84.5%		0.8%	0.9%	85.3%

Revenues

Revenues increased $59.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the 2014 and 2015 acquisitions. The increase of $59.4 million is comprised of a favorable rate variance of approximately $36.0 million or $3.98 increase per prescription dispensed, along with a favorable volume variance of approximately $23.4 million or 445,000 more prescriptions dispensed.  The increase is driven by 2014 acquisitions, growth in both specialty oncology and specialty infusion, and branded drug inflation.  The revenue per prescription dispensed increase is due to the increased volume in both specialty oncology and specialty infusion, which carries higher revenue per script and branded drug inflation.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $88.6 million or $9.79 per prescription dispensed compared to $80.0 million or $9.29 per prescription dispensed for the three months ended March 31, 2014. The increase in gross profit was driven by 2014 acquisitions, growth in both specialty oncology and specialty infusion, and branded drug inflation.  The gross profit per prescription increase is due to the increased volume in both specialty oncology and specialty infusion, which carries higher revenue per script and branded drug inflation.

Gross profit margin for the three months ended March 31, 2015 was 17.3% compared to 17.7% for the three months ended March 31, 2014. The gross profit margin was adversely impacted by the increased volume in both specialty oncology and specialty infusion, which carries lower profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.0 million, or 11.5% of revenues, for the three months ended March 31, 2015 compared to $57.2 million, or 12.6% of revenues, for the three months ended March 31, 2014. The increase of $1.8 million is due to the 2014 Acquisitions, primarily labor costs.

Depreciation and Amortization

Depreciation expense was $5.8 million and $4.8 million for the three months ended March 31, 2015 and 2014. Depreciation expense increased $1.0 million due depreciation expense recognized on the assets acquired through the 2014 Acquisitions.

Amortization expense was $6.6 million for the three months ended March 31, 2015 compared to $4.4 million for the three months ended March 31, 2014. The increase of $2.2 million is due primarily to the amortization expense recognized on intangibles acquired through the 2014 Acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $2.3 million for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014. These costs relate to the Corporation's defense and settlement of certain governmental investigations and litigations.

Restructuring and Impairment Charges

Restructuring and impairment charges were $0.1 million for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014. These costs are part of the Corporation’s initiative to realign the organization in connection with the loss of two significant customers, which were primarily recognized in 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $3.8 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively. The decrease is primarily related to post acquisition bonus payments made in 2014, with no such costs in 2015.

Interest Expense

Interest expense was $1.4 million for the three months ended March 31, 2015 compared to $2.5 million for the three months ended March 31, 2014. The decrease was due to lower interest rates as a result of the new credit agreement signed in 2014, along with lower amortization of deferred financing costs.

Tax Provision

The effective tax rate for the three months ended March 31, 2015 was 37.9%, comprised of the 35% federal statutory rate, 3.0% for the state rate, and (0.1)% for permanent differences.  There were no discrete items for the three months ended March 31, 2015 that impacted the effective tax rate. The effective tax rate for the three months ended March 31, 2014 was 38.4% comprised of the 35% federal statutory rate, 4.0% for the state rate, and (0.6)% for permanent differences and other discrete items.  The effective tax rate excluding the impact of the discrete items was 37.4% for the three months ended March 31, 2014.  The increase in the effective tax rate excluding the impact of the discrete items between the two periods was the result of an increase in certain non-deductible employee compensation costs.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2014	2015
Net cash provided by operating activities	$4.4	$44.3
Net cash used in investing activities	(16.3)	(25.0)
Net cash provided by (used in) financing activities	0.4	(27.4)
Net change in cash and cash equivalents	(11.5)	(8.1)
Cash and cash equivalents at beginning of period	24.2	33.3
Cash and cash equivalents at end of period	$12.7	$25.2

Operating Activities – Cash provided by operating activities aggregated $44.3 million for the three months ended March 31, 2015 compared to cash provided by operating activities of $4.4 million for the three months ended March 31, 2014. The increase in cash from operating activities is due primarily to the $50.0 million in ABDC drug purchase payments withheld, the Corporation’s inventory purchasing strategy, and an increase in net income which were partially offset by an increase in ABDC rebates receivable.

Investing Activities – Cash used in investing activities aggregated $25.0 million for the three months ended March 31, 2015 compared to $16.3 million for the three months ended March 31, 2014. The increase is due to the acquisition completed by the Corporation in the first quarter of 2015.

Financing Activities – Cash used in financing activities aggregated $27.4 million for the three months ended March 31, 2015 compared to cash provided by financing activities of $0.4 million for the three months ended March 31, 2014. The increase in cash used in financing activities is due primarily to the increase in revolving credit facility repayments during 2015.

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

The Corporation had a total of $225.0 million outstanding of term debt under the Credit Agreement and $100.0 million outstanding under the revolving portion of the Credit Agreement as of March 31, 2015. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of March 31, 2015 was $2.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $207.5 million as of March 31, 2015.

The Corporation was compliant with all debt covenant requirements at March 31, 2015.

Drug Wholesaler Agreement

We obtain pharmaceutical and other products from Cardinal pursuant to a Prime Vendor Agreement with Cardinal effective April 1, 2015.  The Corporation also obtains pharmaceutical and other products for discounted prices directly from pharmaceutical manufacturers. While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable, numerous sources of supply are generally available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

The Corporation seeks to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers. Cardinal maintains local distribution facilities in most geographic markets in which we operate.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of March 31, 2015. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2015, the Corporation repurchased no shares of common stock.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 143,328 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $4.4 million during the three months ended March 31, 2015. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2015, the Corporation had a total of 2,760,633 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2014 and for the first quarter of 2015 (in millions, except where indicated):

	2014 Quarters				2015 Quarter
	First	Second	Third	Fourth	First
Revenues	$452.2	$448.6	$470.2	$523.5	$511.6
Cost of goods sold	372.2	366.7	387.2	429.1	423.0
Gross profit	80.0	81.9	83.0	94.4	88.6
Selling, general and administrative	57.2	57.9	56.0	65.2	59.0
Amortization expense	4.4	4.3	4.9	6.5	6.6
Merger, acquisition, integration costs, and other charges	5.0	1.5	3.8	3.3	3.8
Settlement, litigation and other related charges	1.2	26.6	1.1	8.4	2.3
Restructuring and impairment charges	1.9	1.2	0.1	0.1	0.1
Hurricane Sandy disaster costs	-	0.1	-	(1.8)	-
Operating income	10.3	(9.7)	17.1	12.7	16.8
Interest expense, net	2.5	2.3	2.1	3.0	1.4
Loss on debt extinguishment	-	-	4.3	-	-
Income (loss) before income taxes	7.8	(12.0)	10.7	9.7	15.4
Provision (benefit) for income taxes	3.0	(2.3)	2.2	6.5	5.8
Net income (loss)	$4.8	$(9.7)	$8.5	$3.2	$9.6

Earnings (loss) per share (1):
Basic	$0.16	$(0.32)	$0.28	$0.11	$0.32
Diluted	$0.16	$(0.32)	$0.28	$0.10	$0.31

Adjusted diluted earnings per diluted share (1)(2):	$0.37	$0.40	$0.45	$0.45	$0.48

Shares used in computing earnings (loss) per share:
Basic	29.8	30.0	30.1	30.1	30.2
Diluted	30.4	30.0	30.6	30.7	30.7

Balance sheet data:
Cash and cash equivalents	$12.7	$11.1	$7.1	$33.3	$25.2
Working capital (3)	$273.4	$310.3	$335.1	$321.2	$294.9
Goodwill (3)	$282.7	$286.9	$319.5	$318.0	$336.3
Intangible assets, net	$131.9	$130.4	$184.1	$177.6	$179.2
Total assets (3)	$868.6	$922.5	$1,045.5	$1,068.5	$1,039.4
Long-term debt	$230.9	$268.9	$360.9	$351.3	$326.0
Total stockholders' equity	$470.0	$462.2	$472.7	$478.1	$487.1

Supplemental information:
Adjusted EBITDA(2)	$29.7	$30.6	$33.0	$37.3	$37.4
Adjusted EBITDA Margin (2)	6.6%	6.8%	7.0%	7.1%	7.3%
Adjusted EBITDA per prescription dispensed (2)	$3.45	$3.64	$3.89	$3.93	$4.13
Net cash provided by (used in) operating activities	$4.4	$(26.5)	$19.7	$50.8	$44.3
Net cash used in investing activities	$(16.3)	$(13.6)	$(113.4)	$(13.7)	$(25.0)
Net cash (used in) provided by financing activities	$0.4	$38.5	$89.7	$(10.9)	$(27.4)

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	8,608	8,411	8,492	9,491	9,053
Revenue per prescription dispensed	$52.53	$53.33	$55.37	$55.16	$56.51
Gross profit per prescription dispensed	$9.29	$9.74	$9.77	$9.95	$9.79
Gross profit margin	17.7%	18.3%	17.7%	18.0%	17.3%
Generic drug dispensing rate	84.5%	85.0%	85.1%	84.9%	85.3%
Inventory days on hand	26.0	35.1	31.7	29.1	26.1
Revenue days outstanding	37.7	37.0	36.7	34.9	34.0

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
(2)	See "Use of Non-GAAP Measures for Measuring Quarterly Results" for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings (Loss) Per Diluted Common Share, and for Reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Condensed Consolidated Financial Statements.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs, restructuring and impairment charges, stock-based compensation and deferred compensation, loss on debt extinguishment, and impact of discrete items on tax provision (“the Excluded Items”) as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation’s operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders’ equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying condensed consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation’s U.S. GAAP earnings (loss) per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2014 Quarters				2015 Quarter
	First	Second	Third	Fourth	First
Net income (loss)	$4.8	$(9.7)	$8.5	$3.2	$9.6
Add:
Interest expense, net	2.5	2.3	2.1	3.0	1.4
Merger, acquisition, integration costs and other charges	5.0	1.5	3.1	3.3	3.8
Settlement, litigation and other related charges	1.2	26.6	1.1	8.4	2.3
Restructuring and impairment charges	1.9	1.2	0.1	0.1	0.1
Loss on extinguishment of debt	-	-	4.3	-	-
Hurricane Sandy disaster costs	-	0.1	-	(1.8)	-
Stock-based compensation and deferred compensation	2.1	1.8	1.8	2.3	2.0
Provision (benefit) for income taxes	3.0	(2.3)	2.2	6.5	5.8
Depreciation and amortization expense	9.2	9.1	9.8	12.3	12.4
Adjusted EBITDA	$29.7	$30.6	$33.0	$37.3	$37.4
Adjusted EBITDA Margin	6.6%	6.8%	7.0%	7.1%	7.3%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2014 Quarters				2015 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$29.7	$30.6	$33.0	$37.3	$37.4
Interest expense, net	(2.5)	(2.3)	(2.1)	(3.0)	(1.4)
Merger, acquisition, integration costs and other charges	(5.6)	(29.4)	(4.3)	(11.8)	(6.2)
Provision for bad debt	5.6	5.7	5.3	6.6	5.0
Amortization of deferred financing fees	0.7	0.6	0.5	0.1	0.1
Loss (gain) on disposition of equipment	(0.1)	-	-	-	0.1
Gain on acquisition	(0.3)	-	0.1	-	-
Provision (benefit) for income taxes	(3.0)	2.3	(2.2)	(6.5)	(5.8)
Deferred income taxes	4.0	(3.3)	(4.0)	1.0	2.3
Changes in federal and state income tax payable (receivable)	(1.3)	(2.8)	3.7	7.6	0.1
Excess tax benefit from stock-based compensation	(2.7)	(0.5)	(0.2)	-	(1.9)
Changes in assets and liabilities	(20.2)	(27.4)	(10.1)	19.1	14.6
Other	0.1	-	-	0.4	-
Net Cash Flows Provided by (Used in) Operating Activities	$4.4	$(26.5)	$19.7	$50.8	$44.3

Unaudited Reconciliation of Diluted Earnings  (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2014 Quarters				2015 Quarter
	First	Second	Third	Fourth	First

Diluted earnings (loss) per share	$0.16	$(0.32)	$0.28	$0.10	$0.31
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.10	0.03	0.06	0.08	0.08
Settlement, litigation and other related charges	0.03	0.61	0.02	0.11	0.05
Restructuring and impairment charges	0.04	0.03	-	-	-
Loss on extinguishment of debt	-	-	0.09	-	-
Hurricane Sandy disaster costs	-	-	-	(0.04)	-
Stock-based compensation and deferred compensation	0.04	0.04	0.04	0.05	0.04
Impact of discrete items on tax provision	-	0.01	(0.04)	0.15	-
Adjusted diluted earnings per share	$0.37	$0.40	$0.45	$0.45	$0.48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

With regard to a matter previously reported in the Corporation's Form 10-K filed for the 2014 fiscal year, on January 13, 2015, the Corporation moved to dismiss the complaint by a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments and on March 23, 2015, the second motion was denied.  On April 2, 2015, the Corporation moved the court to reconsider its denial of the second motion to dismiss.  That motion is pending.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.  We encourage you to read these risk factors in their entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended March 31, 2015.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 143,328 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $4.4 million during the three months ended March 31, 2015. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
January 1, 2015 - January 31, 2015	22,750	(1)	$23.64	-	$19.7
February 1, 2015 - February 28, 2015	-	(1)	-	-	19.7
March 1, 2015 - March 31, 2015	120,578	(1)	26.98	-	19.7

(1)	The Corporation repurchased 143,328 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended March 31, 2015.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 6.	Exhibits

Exhibit No.	Description

10.25*	Prime Vendor Agreement, dated April 1, 2015, between PharMerica Corporation and Cardinal Health#

10.26*	Summary of 2015 CEO Short-Term Incentive Program and 2015 Short-Term Incentive Program±

10.27*	Summary of 2015 Long-Term Incentive Program±

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

±	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 7, 2015	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 7, 2015	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: May 7, 2015	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.25	Prime Vendor Agreement, dated April 1, 2015, between PharMerica Corporation and Cardinal Health#

10.26	Summary of 2015 CEO Short-Term Incentive Program and 2015 Short-Term Incentive Program±

10.27	Summary of 2015 Long-Term Incentive Program±

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

±	Management contract or compensatory plan or arrangement.