Form 10-Q
period 2015-06-30
PharMerica CORP
filed 2015-08-07
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2015
Common stock, $0.01 par value	30,432,246 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2014 and 2015
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues	$448.6	$497.5	$900.8	$1,009.0
Cost of goods sold	366.7	416.3	738.9	839.2
Gross profit	81.9	81.2	161.9	169.8
Selling, general and administrative expenses	57.9	55.4	115.1	114.4
Amortization expense	4.3	7.0	8.7	13.6
Merger, acquisition, integration costs and other charges	1.5	3.4	6.5	7.2
Settlement, litigation and other related charges	26.6	6.9	27.8	9.2
Restructuring and impairment charges	1.2	-	3.1	0.1
Hurricane Sandy disaster costs	0.1	-	0.1	-
Operating income (loss)	(9.7)	8.5	0.6	25.3
Interest expense, net	2.3	1.9	4.8	3.3
Income (loss) before income taxes	(12.0)	6.6	(4.2)	22.0
Provision (benefit) for income taxes	(2.3)	4.3	0.7	10.1
Net income (loss)	$(9.7)	$2.3	$(4.9)	$11.9

Earnings (loss) per common share:
Basic	$(0.32)	$0.08	$(0.16)	$0.39
Diluted	$(0.32)	$0.07	$(0.16)	$0.38

Shares used in computing earnings (loss) per common share:
Basic	30,004,950	30,388,902	29,879,683	30,287,638
Diluted	30,004,950	30,829,724	29,879,683	30,748,072

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and June 30, 2015
(Unaudited)
(In millions, except share and per share amounts)

	(As Adjusted) December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33.3	$21.3
Accounts receivable, net	195.4	199.1
Inventory	135.6	135.2
Deferred tax assets, net	42.2	38.4
Income taxes receivable	-	8.7
Prepaids and other assets	90.3	47.5
	496.8	450.2

Equipment and leasehold improvements	196.4	204.3
Accumulated depreciation	(125.0)	(133.5)
	71.4	70.8

Goodwill	318.5	336.8
Intangible assets, net	177.6	172.2
Other	4.1	26.7
	$1,068.4	$1,056.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96.0	$80.1
Salaries, wages and other compensation	35.1	32.2
Current portion of long-term debt	6.4	11.6
Income taxes payable	2.3	-
Other accrued liabilities	36.4	31.3
	176.2	155.2

Long-term debt	344.9	338.2
Other long-term liabilities	57.6	60.6
Deferred tax liabilities	11.6	10.6
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2014 and June 30, 2015	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 32,725,786 and 33,188,915 shares issued as of December 31, 2014 and June 30, 2015, respectively	0.3	0.3
Capital in excess of par value	394.1	400.1
Retained earnings	117.0	128.9
Treasury stock at cost, 2,617,305 and 2,761,719 shares at December 31, 2014 and June 30, 2015, respectively	(33.3)	(37.2)
	478.1	492.1
	$1,068.4	$1,056.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2014 and 2015
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(9.7)	$2.3	$(4.9)	$11.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4.8	5.7	9.6	11.5
Amortization	4.3	7.0	8.7	13.6
Merger, acquisition, integration costs and other charges	-	-	2.5	-
Stock-based compensation and deferred compensation	1.8	1.7	3.9	3.7
Amortization of deferred financing fees	0.6	0.2	1.3	0.3
Deferred income taxes	(3.3)	0.2	0.7	2.5
(Gain) Loss on disposition of equipment	-	-	(0.1)	0.1
Gain on acquisition/disposition	-	-	(0.3)	-
Other	-	0.1	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	(1.0)	0.1	12.1	(2.2)
Inventory	(34.0)	(12.6)	(31.2)	0.6
Prepaids and other assets	(9.0)	(7.4)	(11.1)	20.0
Accounts payable	1.3	(1.4)	(20.5)	(15.5)
Salaries, wages and other compensation	(3.2)	(0.6)	(7.9)	(3.0)
Other accrued and long-term liabilities	24.2	(8.2)	22.3	(10.4)
Change in income taxes payable (receivable)	(2.8)	(9.1)	(4.1)	(9.0)
Excess tax benefit from stock-based compensation	(0.5)	(0.2)	(3.2)	(2.1)
Net cash (used in) provided by operating activities	(26.5)	(22.2)	(22.1)	22.1

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.8)	(6.4)	(12.8)	(11.0)
Acquisitions, net of cash acquired	(6.9)	(0.1)	(17.6)	(20.6)
Cash proceeds from the sale of assets	0.1	-	0.1	-
Cash proceeds from dispositions	-	-	0.4	0.1
Net cash used in investing activities	(13.6)	(6.5)	(29.9)	(31.5)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(3.2)	-	(6.3)	-
Net activity of long-term revolving credit facility	41.1	24.0	43.9	(1.0)
Issuance of common stock	0.5	0.4	3.0	0.7
Purchase of treasury stock	(0.4)	0.5	(4.9)	(3.9)
Excess tax benefit from stock-based compensation	0.5	0.2	3.2	2.1
Repayments of capital lease obligations	-	(0.3)	-	(0.5)
Net cash provided by (used in) financing activities	38.5	24.8	38.9	(2.6)

Change in cash and cash equivalents	(1.6)	(3.9)	(13.1)	(12.0)
Cash and cash equivalents at beginning of period	12.7	25.2	24.2	33.3

Cash and cash equivalents at end of period	$11.1	$21.3	$11.1	$21.3

Supplemental information:
Cash paid for interest	$1.9	$0.9	$3.7	$3.0
Cash paid for taxes	$4.3	$12.3	$4.7	$17.0

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2014	$30,108,481	$0.3	$394.1	$117.0	$(33.3)	$478.1
Net income				11.9		11.9
Exercise of stock options and tax components of stock-based awards, net	132,522	-	2.5	-	-	2.5
Vested restricted stock units	187,600	-	-	-	-	-
Vested performance stock units	143,007	-	-	-	-	-
Treasury stock at cost	(144,414)	-	-	-	(3.9)	(3.9)
Stock-based compensation - non-vested restricted stock	-	-	3.4	-	-	3.4
Stock-based compensation - stock options	-	-	0.1	-	-	0.1
Balance at June 30, 2015	$30,427,196	$0.3	$400.1	$128.9	$(37.2)	$492.1

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries (the "Corporation"), is a leading provider of pharmacy services.  The Corporation serves the long-term care, hospital pharmacy management services, specialty home infusion and specialty oncology pharmacy markets.  The Corporation operates 96 institutional pharmacies, 15 specialty home infusion pharmacies, and 5 specialty oncology pharmacies in 45 states.  The Corporation's customers are institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, individuals receiving in-home care and patients with cancer.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial liabilities recorded at fair value at December 31, 2014 and June 30, 2015 are set forth in the tables below (dollars in millions):

As of December 31, 2014	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.0)	$-	$(8.0)	$-		A
Contingent Consideration	(1.1)	-	-	(1.1)		C
Mandatorily Redeemable Interest	(8.3)	-	-	(8.3)		C

As of June 30, 2015	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.1)	$-	$(8.1)	$-		A
Contingent Considerations	(9.0)	-	-	(9.0)		C
Mandatorily Redeemable Interest	(7.1)	-	-	(7.1)		C

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

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC ("Onco"), purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest's fair value of the liability at June 30, 2015.

For the year ended December 31, 2014 and the six months ended June 30, 2015, there were no transfers between the valuation hierarchy Levels 1, 2, and 3. The following table summarizes the change in fair value of the Corporation's contingent consideration and mandatorily redeemable interest identified as Level 3 for the year ended December 31, 2014 and the six months ended June 30, 2015 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2013	$0.7	$8.2
Additions from business acquisitions	1.1	-
Change in fair value	(0.7)	0.1
Balance, December 31, 2014	1.1	8.3
Additions from business acquisitions	7.9	-
Change in fair value	-	(1.2)
Balance, June 30, 2015	$9.0	$7.1

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory and accounts payable approximate fair value because of the short-term maturity of these instruments. The carrying amount of the Corporation's debt approximates fair value due to the interest being set at variable market interest rates (Level 2).

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

The Corporation has an established a process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation's aging accounts receivable. This review is focused primarily on trends in private and other payers, PDP's, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation's long-term care institutional customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation's policies.

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31, 2014	June 30, 2015
Institutional healthcare providers	$153.2	$155.4
Medicare Part D	30.5	30.1
Private payer and other	30.6	31.6
Insured	24.5	27.0
Medicaid	11.7	10.4
Medicare	3.0	3.4
Allowance for doubtful accounts	(58.1)	(58.8)
	$195.4	$199.1

0 to 60 days	58.8%	60.0%
61 to 120 days	17.2%	15.7%
Over 120 days	24.0%	24.3%
	100.0%	100.0%

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges to Costs and Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2014	$56.7	$23.2	$(21.8)	$58.1
Six months ended June 30, 2015	$58.1	$8.0	$(7.3)	$58.8

Goodwill and Other Intangibles

The Corporation's policy is to perform a quantitative assessment of its institutional pharmacy and specialty infusion reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed a quantitative assessment as of December 31, 2014.  The institutional pharmacy and specialty infusion reporting unit's fair values as calculated for the analysis were approximately 48.2% and 13.1%, respectively, greater than book value as of December 31, 2014. The Corporation also performed a qualitative assessment of its specialty oncology reporting unit as of December 31, 2014 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

There were no impairment triggering events during the six months ended June 30, 2015.

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

Measurement Period Adjustments

For the six months ended June 30, 2015, the Corporation has adjusted certain amounts on the condensed consolidated balance sheet as of December 31, 2014 as a result of measurement period adjustments related to acquisitions completed in the prior year (See Note 2).

NOTE 2—ACQUISITIONS

2015 Acquisition

The Corporation through its wholly owned subsidiary, Amerita, acquired Coastal Pharmaceutical Services Corporation ("InfusionRx Acquisition") on January 28, 2015. The InfusionRx Acquisition had an estimated purchase price of $27.9 million, comprised of a net cash payment of $20.0 million and an estimated fair value of contingent consideration of $7.9 million. The resulting amount of goodwill and identifiable intangibles related to this transaction in the aggregate were $18.3 million and $8.2 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.  Tax deductible goodwill associated with the acquisition was $18.3 million as of June 30, 2015.  The net assets and operating results of the acquisition have been included in the Corporation's condensed consolidated financial statements from the date of acquisition.

Amounts contingently payable related to the InfusionRx Acquisition, representing potential payments originating from an earn-out provision were $7.9 million as of June 30, 2015.

2014 Acquisitions

During the year ended December 31, 2014, the Corporation completed acquisitions of four long-term care businesses and one infusion business (collectively the "2014 Acquisitions"), none of which were individually significant to the Corporation. The 2014 Acquisitions required cash payments of approximately $114.9 million in the aggregate. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $35.7 million and $61.4 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2014 Acquisitions was $29.8 million as of June 30, 2015.  The net assets and operating results of the 2014 Acquisitions have been included in the Corporation's condensed consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable related to the 2014 Acquisitions, representing payments originating from an earn-out provision of the infusion acquisition, were $1.1 million as of December 31, 2014 and June 30, 2015.

The amounts recognized as of the acquisition dates for the 2014 Acquisitions, on a combined basis, for assets acquired and liabilities assumed are as follows (dollars in millions):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	As Adjusted

Accounts receivable	$24.7	$(0.3)	$24.4
Inventory	8.8	(0.1)	8.7
Deferred tax assets – current	1.8	-	1.8
Other current assets	3.1	(0.1)	3.0
Equipment and leasehold improvements	4.8	-	4.8
Deferred tax assets	8.2	-	8.2
Identifiable intangibles	61.4	-	61.4
Goodwill	34.9	0.8	35.7
Total Assets	147.7	0.3	148.0

Current liabilities*	26.4	(0.2)	26.2
Other long-term liabilities*	6.9	-	6.9
Total Liabilities	33.3	(0.2)	33.1

Total purchase price, less cash acquired	$114.4	$0.5	$114.9

* Included in current liabilities and other long-term liabilities are $0.8 million and $0.5 million, respectively, of capital lease obligations acquired as a part of the 2014 Acquisitions.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

Pro forma financial statements are not presented on the 2014 and 2015 acquisitions as the results are not material to the Corporation's condensed consolidated financial statements.

Other

For the three months ended June 30, 2014 and June 30, 2015, the Corporation incurred $1.4 million and $3.3 million, respectively, and $6.3 million and $7.0 million for the six months ended June 30, 2014 and June 30, 2015, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2014 (as adjusted) and June 30, 2015 the carrying amount of goodwill was $318.5 million and $336.8 million, respectively.

The following table presents the components of the Corporation's finite lived intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2014	Additions	Balance at June 30, 2015
Customer relationships	$177.5	$7.0	$184.5
Trade name	62.2	0.6	62.8
Non-compete agreements	19.9	0.6	20.5
Sub Total	259.6	8.2	267.8
Accumulated amortization	(82.0)	(13.6)	(95.6)
Net intangible assets	$177.6	$(5.4)	$172.2

Amortization expense relating to finite-lived intangible assets was $4.3 million and $7.0 million for the three months ended June 30, 2014 and 2015, respectively.  Amortization expense relating to finite-lived intangible assets was $8.7 million and $13.6 million for the six months ended June 30, 2014 and  2015, respectively.

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

As of June 30, 2015, $225.0 million was outstanding under the term loan facility and $124.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31, 2014	June 30, 2015
Term Debt - payable to lenders at LIBOR plus applicable margin (2.19% as of June 30, 2015), matures September 17, 2019	$225.0	$225.0
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.15% of June 30, 2015), matures September 17, 2019	125.0	124.0
Capital lease obligations	1.3	0.8
Total debt	351.3	349.8
Less: Current portion of long-term debt	6.4	11.6
Total long-term debt	$344.9	$338.2

 The Corporation's indebtedness has the following maturities as of June 30, 2015 (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Capital Lease Obligations	Total Maturities
2015	$5.6	$-	$0.3	$5.9
2016	11.3	-	0.1	11.4
2017	11.3	-	0.1	11.4
2018	11.3	-	0.3	11.6
2019	185.5	124.0	-	309.5
	$225.0	$124.0	$0.8	$349.8

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 4—CREDIT AGREEMENT (Continued)

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2015 was $2.5 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $183.5 million as of June 30, 2015.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

  The Corporation maintains liabilities for certain of its outstanding investigations and litigation. In accordance with the provisions of U.S. GAAP for contingencies, the Corporation records a liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. To the extent that the resolution of contingencies result in actual losses that differ from the Corporation's recorded liabilities, earnings will be charged or credited accordingly. The Corporation cannot know the ultimate outcome of the pending matters described below, and there can be no assurance that the resolution of these matters will not have a material adverse impact on the Corporation's consolidated results of operations, financial position or cash flows. As a part of its ongoing operations, the Corporation is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by government/regulatory authorities responsible for enforcing the laws and regulations to which the Corporation is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or "whistleblower," suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. The inherently unpredictable nature of legal proceedings may be impacted by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among defendants); or (vii) the proceedings present a wide range of potential outcomes.

The Corporation is the subject of certain investigations and is a defendant in a number of cases, including those discussed below.

On April 15, 2013, the U.S. Department of Justice, through the U.S. Attorney's Office for the Eastern District of Virginia, filed a complaint in the United States District Court for the Eastern District of Virginia against the Corporation's two pharmacies in Virginia Beach, Virginia and Fredericksburg, Virginia alleging that these two pharmacies failed to comply with the Controlled Substances Act ("CSA") by dispensing Schedule II drugs without a proper prescription. The parties reached a settlement in December 2013 and filed a stipulation for dismissal of the case in January 2014. Under the settlement, the Corporation paid $1.0 million and entered into a Memorandum of Agreement ("MOA") with the DEA through which it agreed to certain CSA compliance obligations. In connection with the settlement, the Corporation did not admit liability for the alleged CSA violations.

  On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention. The Government's complaint sought statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the CSA. It also sought monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act (the "FCA").  On November 15, 2013, the relators and the government stipulated to the dismissal of the portions of their complaints as to which the government did not intervene. The Court approved the dismissal without prejudice of those counts on November 20, 2013.  The relators pursued their claim under the retaliatory termination provisions of the FCA. On May 12, 2015 and May 14, 2015, the Corporation entered into settlements with relator for the retaliatory termination claim and with the relator and the United States, respectively, settling the alleged CSA violations and the associated FCA claims. In addition, the Corporation entered into the aforementioned MOA with the DEA. The court entered its order of dismissal on June 15, 2015.

In connection with the settlement of this matter, the Company also entered into a corporate integrity agreement ("CIA") with the Department of Health and Human Services Office of the Inspector General ("OIG") with a term of five years from May 11, 2015. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that it complies with the CSA and related regulations; (ii) retain an independent review organization to review the Company's compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company's requirements under the CSA. The requirements of the CIA will result in increased costs to maintain the Company's compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties.

On October 29, 2013, a complaint was filed in the United States District Court for the Southern District of Florida by Pines Nursing Homes (77), Inc. as a putative class action against the Corporation. The complaint alleged that the Corporation sent unsolicited advertisements promoting the Corporation's goods or services by facsimile to individuals or entities, and that such communications did not include an opt-out clause, all in violation of the federal Telephone Consumer Protection Act ("TCPA").  The Complaint did not specify the amount of damages sought, but the TCPA provides a statutory remedy of $500 per facsimile communication sent in violation of the statute, which may be trebled in the event of a willful violation.   On August 18, 2014, the Corporation entered into a Settlement Agreement with the putative class and class counsel resolving all claims raised in the complaint.  The parties moved on September 8, 2014 for, among other things, certification of the putative class for the purposes of effectuating the settlement and preliminary approval of the parties' settlement, and have requested a hearing on that motion. On June 26, 2015 the court granted the Joint Motion for Preliminary Approval of the parties settlement and the court has scheduled the final approval hearing for November 12, 2015.

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

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, investigated whether the Company's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.  On May 29, 2014, the United States District Court for the Western District of Virginia entered an order (the "May 29 Order") unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-0008.  The May 29 Order also unsealed the government's notice of intervention and granted the Government 120 days to serve its Complaint in Intervention.  That deadline has since been extended to August 3, 2015 as to PharMerica only based on the parties having reached a proposed resolution of the monetary and other terms of a potential settlement agreement. The government has requested that the intervention deadline be extended further to September 4, 2015 and the Corporation expects the request to be granted. Resolution of the matter is subject to various contingencies, including final approval by authorized officials at the Department of Justice, approval and releases from the National Association of Medicaid Fraud Control Units, and conclusion of negotiations with the Department of Health and Human Services Office of Inspector General regarding its administrative enforcement authority.

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against AmerisourceBergen Drug Corporation ("ABDC") for failure of ABDC to comply with certain pricing and rebate provisions of the Amended Prime Vendor Agreement ("Amended PVA").  The Corporation subsequently filed a First Amended Verified Complaint on September 26, 2014 asserting additional breaches of the Amended PVA.

As a result of ABDC's failure to comply with certain pricing and rebate provisions, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31, 2014.  Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters.  All these receivables totaled $53.0 million and were included in prepaids and other assets in the accompanying condensed consolidated balance sheet as of December 31, 2014.  During the period of January 1, 2015 through March 31, 2015, an additional $18.5 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Amended PVA were recognized which brought the total receivable to $71.5 million at March 31, 2015 and June 30, 2015.

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Amended PVA effective April 1, 2015.  The Corporation also announced that it had entered into a Prime Vendor Agreement with Cardinal Health ("Cardinal") effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Amended PVA effective immediately based upon the Corporation's alleged failure to pay certain disputed miscellaneous charges and the Corporation's signing of the Cardinal PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Amended PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $48.8 million.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

The following table represents all receivables, whether previously disputed or not, due and owing from ABDC at June 30, 2015 and the related amounts allegedly payable to ABDC, which have been offset resulting in a net receivable at June 30, 2015 of $22.7 million.  This net receivable is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2015.

Presented in the condensed consolidated balance sheet, the following amounts are offset as of June 30, 2015 (in millions):

Description	Gross Amount of Recognized Asset	Gross Liability Offset in the Condensed Consolidated Balance Sheet	Net Amount of Asset Presented in the Condensed Consolidated Balance Sheet

Rebates & Other Receivables	$71.5	$(48.8)	$22.7

Total	$71.5	$(48.8)	$22.7

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

At June 30, 2015, the Corporation had accrued approximately $39.8 million in the aggregate related to the legal actions and investigations described in the preceding paragraphs.

California Medicaid

On August 14, 2013, the California Department of Health Care Service ("DHCS") announced its intent to implement a ten percent (10%) reimbursement reduction for numerous healthcare providers, including long term care pharmacies.

The DHCS implemented the reduction prospectively beginning in the first quarter of 2014. In addition, the DHCS has announced that, beginning August 2015, it will recoup a percentage of provider payments representing a ten percent (10%) reduction on certain drug reimbursements retroactive to June 1, 2011 through February 6, 2014.  The Corporation has previously recorded a $3.3 million liability and reduction of revenue for the expected amount of recoveries from June 1, 2011 through December 31, 2013.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

 NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $1.5 million and $3.4 million for the three months ended June 30, 2014 and 2015, respectively, and $6.5 million and $7.2 million for the six months ended June 30, 2014 and 2015, respectively.

Merger, integration costs and other charges for the three months ended June 30, 2014 and 2015 were $0.1 million and less than $0.1 million, respectively, and $0.2 million for the six months ended June 30, 2014 and 2015.

Acquisition related costs for the three months ended June 30, 2014 and 2015 were $1.4 million and $3.3 million, respectively, and $6.3 million and $7.0 million for the six months ended June 30, 2014 and 2015, respectively.

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

The Corporation recorded restructuring costs and other related charges of approximately of $1.2 million and less than $0.1 million during the three months ended June 30, 2014 and 2015, respectively, and $3.1 million and $0.1 million for the six months ended June 30, 2014 and 2015, respectively.  The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at December 31, 2014	Accrual	Utilized Amounts	Balance at June 30, 2015
Employee Severance and related costs	$0.3	$0.1	$(0.3)	$0.1
Facility costs	1.1	-	(0.2)	0.9
	$1.4	$0.1	$(0.5)	$1.0

The liability at June 30, 2015 represents amounts not yet paid relating to actions taken in connection with the restructuring plan (primarily lease payments and severance costs).

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

2015 Omnibus Incentive Plan

Effective April 29, 2015, the Corporation adopted the Pharmerica Corporation 2015 Omnibus Incentive Plan (the "Omnibus Plan") under which the Corporation is authorized to grant equity-based and other awards to its employees, officers, directors, and consultants. The Omnibus Plan replaced the Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan (the "Prior Plan").

The Corporation has reserved 2,000,000 shares of its common stock for awards to be granted under the Omnibus Plan, subject to certain increases and reductions for grants under the Prior Plan.  The following shares shall be added back to the number of shares available for grant under the Omnibus Plan: (i) shares covered by an award that expire or are forfeited, canceled, surrendered, or otherwise terminated without the issuance of such shares; (ii) shares covered by an award that are settled only in cash; and (iii) shares withheld by the Corporation or any subsidiary to satisfy a tax withholding obligation with respect to full value awards granted pursuant to the Omnibus Plan. However, shares surrendered for the payment of the exercise price under stock options (or options outstanding under the Prior Plan), shares repurchased by us with option proceeds (or option proceeds under the Prior Plan), and shares withheld for taxes upon exercise or vesting of an award other than a full value award (or an award other than a full value award under the Prior Plan), will not again be available for issuance under the Omnibus Plan. In addition, if a stock appreciation right ("SAR") (or SAR under the Prior Plan) is exercised and settled in shares, all of the shares underlying the SAR will be counted against the Omnibus Plan limit regardless of the number of shares used to settle the SAR.  The Omnibus Plan provides for certain limits on issuances of certain types of awards and awards to certain recipients.  The Omnibus Plan prohibits share recycling for stock options and stock appreciation rights, meaning that shares used to pay the exercise price or tax withholding for those awards are not added back to the share reserve.

The Corporation's Compensation Committee administers the Omnibus Plan and has the authority to determine the recipient of the awards, the types of awards, the number of shares covered, and the terms and conditions of the awards. The Omnibus Plan allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share and restricted stock units, deferred shares, performance awards, including cash bonus awards, and other stock-based awards. The Corporation's Compensation Committee may condition the vesting, exercise or settlement of any award upon the achievement of one or more performance objectives.

Stock options granted to officers and employees under the Omnibus Plan generally vest in four equal annual installments and have a term of seven years. The restricted stock units granted to officers generally vest in three equal annual installments. The restricted stock units granted to members of the Board of Directors vest in one annual installment. The performance share units granted under the Omnibus Plan vest based upon the achievement of a target amount of the Corporation's adjusted earnings before interest, income taxes, depreciation and amortization, which reinforces the importance of achieving the Corporation's profitability objectives. The performance is generally measured over a three-year period.

As of June 30, 2015, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 1,835,899 shares.

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of June 30, 2015. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2015, the Corporation repurchased no shares of common stock.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 144,414 shares from the vesting of certain awards and exercise of certain stock options, for an aggregate price of approximately $3.9 million during the six months ended June 30, 2015. These shares have also been designated by the Corporation as treasury stock.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

Stock options were not granted to officers and employees during 2014 or the six months ended June 30, 2015. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2014	913,209	$14.62	2.1 years	$5.6
Exercised	(132,522)	15.14
Canceled	(116,218)	11.74
Expired	(303)	13.42
Outstanding shares at June 30, 2015	664,166	$14.43	1.8 years	$12.5
Exercisable shares at June 30, 2015	663,581	$14.43	1.8 years	$12.5

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2014	941,570	$18.00
Granted - Restricted Stock Units	171,304	28.86
Granted - Performance Share Units	155,516	26.58
Forfeited	(3,659)	19.40
Vested	(330,607)	16.41
Outstanding shares at June 30, 2015	934,124	$21.98

The weighted average remaining term and intrinsic value of non-vested shares as of June 30, 2015 was 3.1 years and $31.1 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Provision for income taxes	$(2.3)	$4.3	$0.7	$10.1
Total provision as a percentage of pre-tax income	NM*	65.7%	NM*	46.2%

* Not meaningful

The increase in our provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2015 compared to the comparable 2014 period was due primarily to increases in the amount of pre-tax income as well as certain non-deductible employee compensation costs and discrete events.  The provision for income taxes for the three and six months ended June 30, 2014 was significantly impacted by the Corporation's $26.6 million of legal charges.  Accordingly, the total provision as a percentage of pre-tax income is not meaningful for these periods.  The effective tax rates in 2015 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes, various non-deductible expenses, and discrete events. The discrete events for the three months ended June 30, 2015 included a non-deductible $4.4 million legal charge.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $145.3 million and $138.4 million at December 31, 2014 and June 30, 2015, respectively.  The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of June 30, 2015, the Corporation has $5.2 million ($1.8 million tax benefit) of federal net operating loss carryforwards available related to a 2013 acquisition and $31.4 million ($11.0 million deferred tax benefit) related to a 2014 acquisition. The Corporation's ability to utilize these loss carryovers is limited, but the Corporation expects that is will be able to use the recorded amount which takes into account the limitations of the carryforwards.  Accordingly, the Corporation has not recorded any valuation allowance for the associated deferred tax asset. The Corporation has state net operating loss carryforwards representing a tax benefit of $3.3 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $30.6 million at December 31, 2014 and $27.8 million at June 30, 2015, net of state valuation allowances of $4.1 million as of both periods.

As of December 31, 2014 and June 30, 2015, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

The federal statute of limitations remains open for tax years 2012 through 2014.  The IRS completed its audit of the Corporation's consolidated U.S. income tax return for the 2011 tax year in February 2014.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator:
Numerator for basic and diluted earnings (loss) per share - net income	$(9.7)	$2.3	$(4.9)	$11.9
Denominator:
Denominator for basic earnings per share - weighted average shares	30,004,950	30,388,902	29,879,683	30,287,638
Effect of dilutive securities (stock options, restricted stock units and performance share units)	-	440,822	-	460,434
Denominator for earnings per diluted share - adjusted weighted average shares	30,004,950	30,829,724	29,879,683	30,748,072
Basic earnings (loss) per share	$(0.32)	$0.08	$(0.16)	$0.39
Earnings (loss) per diluted share	$(0.32)	$0.07	$(0.16)	$0.38
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	486,208	4,028	488,943	2,526

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

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2015, reflect the financial position, results of operations, and cash flows of the Corporation.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital's patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services business is comprised of a few customers, of which, our largest service is to the majority of the Kindred Healthcare ("Kindred") hospitals.

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

Specialty Oncology Pharmacy

We provide dispensing of oncology drugs, care management and other related services to patients, oncology practices, and hospitals.  These services encompass clinical coordination and review, compliance to appropriate oncology protocols, patient assistance with outside funding, and timely delivery of medication.  We coordinate the administration of medications to the physician's office or directly to the patient at the appropriate point of treatment.  We work directly with the payers to bill insurance companies for the medication provided, ensuring all prior authorizations and approvals are obtained.  These services offer physicians an alternative to the traditional buy-and-bill distribution model, allowing them to outsource drug procurement, inventory management, and prescription administration.

Suppliers/Inventory

We obtain pharmaceutical and other products from Cardinal Health ("Cardinal") and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices. The Corporation entered into a Prime Vendor Agreement with Cardinal effective April 1, 2015. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable.

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

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2015 through 2018:

2015	2016	2017	2018
Invega (Q3)	Nuedexta (Q1)	Vytorin (Q2)	Nasonex (Q2)
Avodart (Q4)	Combivent (Q2)
Exelon Patch (Q4)*	Crestor (Q2)
Patanol (Q4)	Cubicin (Q2)
Renagel (Q4)	Gleevec (Q2)
Renvela(Q4)	Tamiflu (Q3)
Azilect (Q4)
Seroquel XR (Q4)
Zetia (Q4)

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

FUL and AMP Changes

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by Centers for Medicare and Medicaid Services ("CMS") and applicable federal law.  Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to the established limits, at rates determined in accordance with each state's regulations.  Federal regulations and the regulations of certain states establish "upper limits" for reimbursement of certain prescription drugs under Medicaid (these upper limits being the "FUL").

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 (the "DRA") to change the definition of the FUL by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

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

CMS has stated that AMP-based FULSs will be published at or about the same time that CMS publishes the Medicaid Covered Outpatient Drug final rule.  CMS will continue to post draft monthly FULs.  The Corporation will continue to analyze the draft monthly FULs, including the relationship of those FULs to the National Average Drug Acquisition pricing.

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

Medicare Part D Changes

In a May 23, 2014 Final Rule entitled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a requirement that applicable January 1, 2016, certain prescribers of Part D covered drugs must be enrolled as Medicare providers (or be granted a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor) in order for a claim to be covered under Medicare Part D. CMS also finalized several specific requirements to reduce prescriber fraud, waste, and abuse. The Corporation is unable to evaluate the full impact of these changes on its business at this time.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated statements of operations is as follows (dollars in millions):

	2014			2015
	Amount	% of Revenues		Amount	% of Revenues

First Quarter	$5.6	1.2%	First Quarter	$5.0	1.0%
Second Quarter	5.7	1.3	Second Quarter	3.0	0.6
Third Quarter	5.3	1.1
Fourth Quarter	6.6	1.3

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2014	2015
First Quarter	37.7	34.0
Second Quarter	37.0	35.4
Third Quarter	36.7
Fourth Quarter	34.9

The following table shows our summarized aging categories by quarter:

	2014				2015
	First	Second	Third	Fourth	First	Second
0 to 60 days	56.7%	53.9%	57.3%	58.8%	61.4%	60.0%
61 to 120 days	17.7	17.3	16.9	17.2	15.8	15.7
Over 120 days	25.6	28.8	25.8	24.0	22.8	24.3

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2014				2015
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$57.7	$242.2	23.8%	First Quarter	$59.7	$259.2	23.0%
Second Quarter	60.3	246.5	24.5	Second Quarter	58.8	257.9	22.8
Third Quarter	57.4	272.4	21.1
Fourth Quarter	58.1	253.5	22.9

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,
	2014		2015
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$201.1	44.8%	$231.4	46.5%
Institutional healthcare providers	112.1	25.0	117.7	23.7
Medicaid	40.5	9.0	35.3	7.1
Private and other	18.7	4.2	18.6	3.7
Insured	56.5	12.6	73.3	14.7
Medicare	5.5	1.2	5.6	1.1
Hospital management fees	14.2	3.2	15.6	3.2
Total	$448.6	100.0%	$497.5	100.0%

	Six Months Ended June 30,
	2014		2015
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$403.6	44.8%	$468.6	46.4%
Institutional healthcare providers	226.9	25.2	239.6	23.8
Medicaid	83.4	9.3	76.4	7.6
Private and other	39.5	4.4	41.8	4.1
Insured	108.3	12.0	140.8	14.0
Medicare	10.4	1.1	10.6	1.1
Hospital management fees	28.7	3.2	31.2	3.0
Total	$900.8	100.0%	$1,009.0	100.0%

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

As of December 31, 2014 and June 30, 2015, our inventories were $135.6 million and $135.2 million, respectively.

  The inventory days on hand were as follows for the periods presented:

	2014	2015
First Quarter	26.0	26.1
Second Quarter	35.1	29.6
Third Quarter	31.7
Fourth Quarter	29.1

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill as of December 31, 2014 (as adjusted) and June 30, 2015 was $318.5 million and $336.8 million, respectively.

The Corporation's policy is to perform a quantitative assessment of its institutional pharmacy and specialty infusion reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed a quantitative assessment as of December 31, 2014.  The institutional pharmacy and specialty infusion reporting unit's fair value as calculated for the analysis were approximately 48.2% and 13.1%, respectively, greater than book value at December 31, 2014. As a result of the excess on the specialty infusion unit not being significant, the Corporation continues to closely monitor the results of the specialty infusion reporting unit.  The specialty infusion reporting unit had goodwill with a carrying value of $57.7 million at December 31, 2014. The Corporation also performed a qualitative assessment of its specialty oncology reporting unit as of December 31, 2014 and did not find it necessary to perform the first step of the two-step impairment test based on that analysis.

There were no impairment triggering events during the six months ended June 30, 2015.

Accounting for income taxes

We assess the likelihood that deferred tax assets will be realized from future taxable income.  A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized.  Our deferred tax asset balances as of December 31, 2014 and June 30, 2015 were $30.6 million and $27.8 million, respectively.  Our valuation allowances for state deferred tax assets in our condensed consolidated balance sheets as of December 31, 2014 and June 30, 2015 were $4.1 million.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		Increase (Decrease)		2015		2014		Increase (Decrease)		2015
	Amount	% of Revenues			Amount	% of Revenues	Amount	% of Revenues			Amount	% of Revenues
Revenues	$448.6	100.0	$48.9	10.9%	$497.5	100.0	$900.8	100.0	$108.2	12.0%	$1,009.0	100.0
Cost of goods sold	366.7	81.7	49.6	13.5	416.3	83.7	738.9	82.0	100.3	13.6	839.2	83.2
Gross profit	$81.9	18.3	$(0.7)	(0.9)%	$81.2	16.3	$161.9	18.0	$7.9	4.9%	$169.8	16.8

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	8,411		41	0.5%	8,452		17,019		486	2.9%	17,505
Revenue per prescription dispensed	$53.33		$5.53	10.4%	$58.86		$52.93		$4.71	8.9%	$57.64
Gross profit per prescription dispensed	$9.74		$(0.13)	(1.3)%	$9.61		$9.51		$0.19	2.3%	$9.70
Gross profit margin	18.3%		(1.9)%	(10.5)%	16.3%		18.0%		(1.1)	(6.1)%	16.8%
Generic dispensing rate	85.0%		1.0%	1.2%	86.0%		84.7%		0.9%	1.1%	85.6%

Revenues

Revenues increased $48.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 which was driven by recent acquisitions. The increase of $48.9 million is comprised of a favorable rate variance of approximately $46.7 million or $5.53 increase per prescription dispensed, along with a favorable volume variance of approximately $2.2 million or 41,000 more prescriptions dispensed.  The increase was driven by recent acquisitions, growth in the Corporation's specialty pharmacy businesses, and branded drug inflation.  The revenue per prescription dispensed increase was due to the increased volume in the Corporation's specialty pharmacy businesses, which carry higher revenue per script and branded drug inflation.

Revenues increased $108.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 which was driven by recent acquisitions. The increase of $108.2 million is comprised of a favorable rate variance of approximately $82.5 million or $4.71 increase per prescription dispensed, along with a favorable volume variance of approximately $25.7 million or 486,000 more prescriptions dispensed.  The increase was driven by recent acquisitions, growth in the Corporation's specialty pharmacy businesses, and branded drug inflation.  The revenue per prescription dispensed increase was due to the increased volume in the Corporation's specialty pharmacy businesses, which carry higher revenue per script and branded drug inflation.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $81.2 million or $9.61 per prescription dispensed compared to $81.9 million or $9.74 per prescription dispensed for the three months ended June 30, 2014. The decrease in gross profit was driven by higher drug costs under the Corporation's prime vendor agreement and an improvement in the Corporation's client mix.

Gross profit margin for the three months ended June 30, 2015 was 16.3% compared to 18.3% for the three months ended June 30, 2014. The gross profit margin was adversely impacted by the increased volume in the Corporation's specialty pharmacy businesses, which carry lower profit margins as well as higher drug costs under the Corporation's prime vendor agreement.

Gross profit for the six months ended June 30, 2015 was $169.8 million or $9.70 per prescription dispensed compared to $161.9 million or $9.51 per prescription dispensed for the six months ended June 30, 2014. The increase in gross profit was driven by 2014 acquisitions, growth in the Corporation's specialty pharmacy businesses, and branded drug inflation.  The gross profit per prescription dispensed increase is due to the increased volume in the Corporation's specialty pharmacy businesses, which carry higher revenue per script and branded drug inflation. This was partially offset by the higher drug costs under the Corporation's prime vendor agreement.

Gross profit margin for the six months ended June 30, 2015 was 16.8% compared to 18.0% for the six months ended June 30, 2014. The gross profit margin was adversely impacted by the increased volume in the Corporation's specialty pharmacy businesses, which carry lower profit margins as well as higher drug costs under the Corporation's prime vendor agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55.4 million, or 11.1% of revenues, for the three months ended June 30, 2015 compared to $57.9 million, or 12.9% of revenues, for the three months ended June 30, 2014. The decrease of $2.5 million was due to cost improvements.

Selling, general and administrative expenses were $114.4 million, or 11.3% of revenues, for the six months ended June 30, 2015 compared to $115.1 million, or 12.8% of revenues, for the six months ended June 30, 2014. The decrease of $0.7 million was due to cost improvements.

Depreciation and Amortization

Depreciation expense was $5.7 million for the three months ended June 30, 2015 as compared to $4.8 million for the three months ended June 30, 2014 and $11.5 million for the six months ended June 30, 2015 as compared to $9.6 million for the six months ended June 30 2014. Depreciation expense increased $0.9 million for the three months and $1.9 million for the six months, due to depreciation expense recognized on the assets acquired through the 2014 Acquisitions as well as additions to fixed assets.

Amortization expense was $7.0 million for the three months ended June 30, 2015 compared to $4.3 million for the three months ended June 30, 2014 and $13.6 million for the six months ended June 30, 2015 as compared to $8.7 million for the six months ended June 30, 2014. The increase of $2.7 million for the three months and $4.9 million for the six months, was due primarily to the amortization expense recognized on intangibles acquired through the 2014 and 2015 acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $6.9 million for the three months ended June 30, 2015 compared to $26.6 million for the three months ended June 30, 2014 and were $9.2 for the six months ended June 30, 2015 as compared to $27.8 million for the six month ended June 30, 2014. These costs relate to the Corporation's defense and settlement of certain governmental investigations and other litigation.

Restructuring and Impairment Charges

Restructuring and impairment charges were less than $0.1 million for the three months ended June 30, 2015 compared to $1.2 million for the three months ended June 30, 2014 and were $0.1 million for the six months ended June 30, 2015 compared to $3.1 million for the six month ended June 30, 2014. These costs are part of the Corporation's initiative to realign the organization in connection with the loss of two significant customers, which were primarily recognized in 2014.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $3.4 million for the three months ended June 30, 2015 compared to $1.5 million for the three months ended June 30, 2014 and were $7.2 million for the six months ended June 30, 2015 compared to $6.5 million for the six months ended June 30, 2014. The increase was related to costs associated with the 2015 acquisition.

Interest Expense

Interest expense was $1.9 million for the three months ended June 30, 2015 compared to $2.3 million for the three months ended June 30, 2014 and was  $3.3 for the six months ended June 30, 2015 compared to $4.8 million for the six months ended June 30, 2014. The decrease was primarily due to lower interest rates as a result of the new credit agreement signed in 2014, along with lower amortization of deferred financing costs.

Tax Provision

The effective tax rate for the six months ended June 30, 2015 was 46.2%, comprised of the 35.0% federal statutory rate, 2.5% for the state rate, and 7.7% for discrete events, and 1.0%  for other permanent differences.  The discrete events included a non-deductible $4.4 million legal charge.  Excluding the impact of the discrete events, the provision for income taxes as a percentage of pre-tax income would have been 38.4%.  The effective tax rate excluding discrete events for the six months ended June 30, 2014 was 37.5%  The increase in the effective tax rate excluding the impact of the discrete events between the two periods was primarily the result of an increase in pre-tax book income and certain non-deductible employee compensation costs.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net cash provided by (used in) operating activities	$(26.5)	$(22.2)	$(22.1)	$22.1
Net cash used in investing activities	(13.6)	(6.5)	(29.9)	(31.5)
Net cash provided by (used in) financing activities	38.5	24.8	38.9	(2.6)
Net change in cash and cash equivalents	(1.6)	(3.9)	(13.1)	(12.0)
Cash and cash equivalents at beginning of period	12.7	25.2	24.2	33.3
Cash and cash equivalents at end of period	$11.1	$21.3	$11.1	$21.3

Operating Activities – Cash used in operating activities aggregated $22.2 million for the three months ended June 30, 2015 and cash provided by operating activities of $22.1 million for six months ended June 30, 2015 compared to cash used in operating activities of $26.5 million and $22.1 million for the three and six months ended June 30, 2014, respectively. The increase in cash from operating activities is due primarily to the $48.8 million in ABDC drug purchase payments withheld, the Corporation's inventory purchasing strategy, and an increase in net income which were partially offset by an increase in ABDC rebates receivable.

Investing Activities – Cash used in investing activities aggregated $6.5 million and $31.5 million for the three and six months ended June 30, 2015, respectively, compared to $13.6 million and $29.9 million for the three and six months ended June 30, 2014, respectively. The increase is due to the acquisition completed by the Corporation in 2015 being larger than those from 2014.

Financing Activities – Cash provided by financing activities aggregated $24.8 million for the three months ended June 30, 2015. Cash used in financing activities aggregated $2.6 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $38.5 million and $38.9 million for the three and six months ended June 30, 2014. The decrease in cash provided by financing activities is due primarily to the net activity of the revolving credit facility.

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

The Credit Agreement requires term loan principal payments by the Corporation in an amount of $2.8 million each quarter beginning September 2015 through September 2019. The final principal repayment installment of term loans shall be repaid on the term maturity date, September 17, 2019. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence of certain indebtedness.

The Corporation had a total of $225.0 million outstanding of term debt under the Credit Agreement and $124.0 million outstanding under the revolving portion of the Credit Agreement as of June 30, 2015. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2015 was $2.5 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $183.5 million as of June 30, 2015.

The Corporation was compliant with all debt covenant requirements at June 30, 2015.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of June 30, 2015. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended June 30, 2015, the Corporation repurchased no shares of common stock.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 144,414 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $3.9 million during the three months ended June 30, 2015. These shares have also been designated by the Corporation as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2014 and for the first and second quarters of 2015 (in millions, except where indicated):

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$452.2	$448.6	$470.2	$523.5	$511.6	$497.5
Cost of goods sold	372.2	366.7	387.2	429.1	423.0	416.3
Gross profit	80.0	81.9	83.0	94.4	88.6	81.2
Selling, general and administrative	57.2	57.9	56.0	65.2	59.0	55.4
Amortization expense	4.4	4.3	4.9	6.5	6.6	7.0
Merger, acquisition, integration costs, and other charges	5.0	1.5	3.8	3.3	3.8	3.4
Settlement, litigation and other related charges	1.2	26.6	1.1	8.4	2.3	6.9
Restructuring and impairment charges	1.9	1.2	0.1	0.1	0.1	-
Hurricane Sandy disaster costs	-	0.1	-	(1.8)	-	-
Operating income	10.3	(9.7)	17.1	12.7	16.8	8.5
Interest expense, net	2.5	2.3	2.1	3.0	1.4	1.9
Loss on debt extinguishment	-	-	4.3	-	-	-
Income (loss) before income taxes	7.8	(12.0)	10.7	9.7	15.4	6.6
Provision (benefit) for income taxes	3.0	(2.3)	2.2	6.5	5.8	4.3
Net income (loss)	$4.8	$(9.7)	$8.5	$3.2	$9.6	$2.3

Earnings (loss) per share (1):
Basic	$0.16	$(0.32)	$0.28	$0.11	$0.32	$0.08
Diluted	$0.16	$(0.32)	$0.28	$0.10	$0.31	$0.07

Adjusted diluted earnings per diluted share (1)(2):	$0.37	$0.40	$0.45	$0.45	$0.48	$0.37

Shares used in computing earnings (loss) per share:
Basic	29.8	30.0	30.1	30.1	30.2	30.4
Diluted	30.4	30.0	30.6	30.7	30.7	30.8

Balance sheet data:
Cash and cash equivalents	$12.7	$11.1	$7.1	$33.3	$25.2	$21.3
Working capital (3)	$273.4	$310.3	$335.1	$320.6	$294.0	$295.0
Goodwill (3)	$282.7	$286.9	$319.5	$318.5	$336.8	$336.8
Intangible assets, net	$131.9	$130.4	$184.1	$177.6	$179.2	$172.2
Total assets (3)	$868.6	$922.5	$1,045.5	$1,068.4	$1,039.4	$1,056.7
Long-term debt	$230.9	$268.9	$360.9	$351.3	$326.0	$349.8
Total stockholders' equity	$470.0	$462.2	$472.7	$478.1	$487.1	$492.1

Supplemental information:
Adjusted EBITDA(2)	$29.7	$30.6	$33.0	$37.3	$37.4	$33.2
Adjusted EBITDA Margin (2)	6.6%	6.8%	7.0%	7.1%	7.3%	6.7%
Adjusted EBITDA per prescription dispensed (2)	$3.45	$3.64	$3.89	$3.93	$4.13	$3.93
Net cash provided by (used in) operating activities	$4.4	$(26.5)	$19.7	$50.8	$44.3	$(22.2)
Net cash used in investing activities	$(16.3)	$(13.6)	$(113.4)	$(13.7)	$(25.0)	$(6.5)
Net cash (used in) provided by financing activities	$0.4	$38.5	$89.7	$(10.9)	$(27.4)	$24.8

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	8,608	8,411	8,492	9,491	9,053	8,452
Revenue per prescription dispensed	$52.53	$53.33	$55.37	$55.16	$56.51	$58.86
Gross profit per prescription dispensed	$9.29	$9.74	$9.77	$9.95	$9.79	$9.61
Gross profit margin	17.7%	18.3%	17.7%	18.0%	17.3%	16.3%
Generic drug dispensing rate	84.5%	85.0%	85.1%	84.9%	85.3%	86.0%
Inventory days on hand	26.0	35.1	31.7	29.1	26.1	29.6
Revenue days outstanding	37.7	37.0	36.7	34.9	34.0	35.4

(1)	The Corporation has never declared a cash dividend. Earnings (loss) per common share in actual cents.
(2)	See "Use of Non-GAAP Measures for Measuring Quarterly Results" for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings (Loss) Per Diluted Common Share, and for Reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)	As adjusted, see Note 2—Acquisitions in the Condensed Consolidated Financial Statements.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs, restructuring and impairment charges, stock-based compensation and deferred compensation, loss on debt extinguishment, and impact of discrete items on tax provision ("the Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying condensed consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings (loss) per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Net income (loss)	$4.8	$(9.7)	$8.5	$3.2	$9.6	$2.3
Add:
Interest expense, net	2.5	2.3	2.1	3.0	1.4	1.9
Merger, acquisition, integration costs and other charges	5.0	1.5	3.1	3.3	3.8	3.4
Settlement, litigation and other related charges	1.2	26.6	1.1	8.4	2.3	6.9
Restructuring and impairment charges	1.9	1.2	0.1	0.1	0.1	-
Loss on extinguishment of debt	-	-	4.3	-	-	-
Hurricane Sandy disaster costs	-	0.1	-	(1.8)	-	-
Stock-based compensation and deferred compensation	2.1	1.8	1.8	2.3	2.0	1.7
Provision (benefit) for income taxes	3.0	(2.3)	2.2	6.5	5.8	4.3
Depreciation and amortization expense	9.2	9.1	9.8	12.3	12.4	12.7
Adjusted EBITDA	$29.7	$30.6	$33.0	$37.3	$37.4	$33.2
Adjusted EBITDA Margin	6.6%	6.8%	7.0%	7.1%	7.3%	6.7%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$29.7	$30.6	$33.0	$37.3	$37.4	$33.2
Interest expense, net	(2.5)	(2.3)	(2.1)	(3.0)	(1.4)	(1.9)
Merger, acquisition, integration costs and other charges	(5.6)	(29.4)	(4.3)	(11.8)	(6.2)	(10.3)
Provision for bad debt	5.6	5.7	5.3	6.6	5.0	3.0
Amortization of deferred financing fees	0.7	0.6	0.5	0.1	0.1	0.2
Loss (gain) on disposition of equipment	(0.1)	-	-	-	0.1	-
Gain on acquisition	(0.3)	-	0.1	-	-	-
Provision (benefit) for income taxes	(3.0)	2.3	(2.2)	(6.5)	(5.8)	(4.3)
Deferred income taxes	4.0	(3.3)	(4.0)	1.0	2.3	0.2
Changes in federal and state income tax payable (receivable)	(1.3)	(2.8)	3.7	7.6	0.1	(9.1)
Excess tax benefit from stock-based compensation	(2.7)	(0.5)	(0.2)	-	(1.9)	(0.2)
Changes in assets and liabilities	(20.2)	(27.4)	(10.1)	19.1	14.6	(33.1)
Other	0.1	-	-	0.4	-	0.1
Net Cash Flows Provided by (Used in) Operating Activities	$4.4	$(26.5)	$19.7	$50.8	$44.3	$(22.2)

Unaudited Reconciliation of Diluted Earnings  (Loss) Per Share to Adjusted Diluted Earnings Per Share

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second

Diluted earnings (loss) per share	$0.16	$(0.32)	$0.28	$0.10	$0.31	$0.07
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.10	0.03	0.06	0.08	0.08	0.07
Settlement, litigation and other related charges	0.03	0.61	0.02	0.11	0.05	0.13
Restructuring and impairment charges	0.04	0.03	-	-	-	-
Loss on extinguishment of debt	-	-	0.09	-	-	-
Hurricane Sandy disaster costs	-	-	-	(0.04)	-	-
Stock-based compensation and deferred compensation	0.04	0.04	0.04	0.05	0.04	0.04
Impact of discrete items on tax provision	-	0.01	(0.04)	0.15	-	0.06
Adjusted diluted earnings per share	$0.37	$0.40	$0.45	$0.45	$0.48	$0.37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 5 included in Part I, Item 1, Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.  We encourage you to read these risk factors in their entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Board of Directors authorized a share repurchase program of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the six months ended June 30, 2015.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 144,414 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $3.9 million during the six months ended June 30, 2015. These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
April 1, 2015 - April 30, 2015	188	(1)	$28.34	-	$19.7
May 1, 2015 - May 31, 2015	140	(1)	31.68	-	19.7
June 1, 2015 - June 30, 2015	526	(1)	32.39	-	19.7

(1)	The Corporation repurchased 854 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the six months ended June 30, 2015.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 6.	Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 7, 2015	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 7, 2015	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: August 7, 2015	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.