Form 10-K
period 2015-12-31
PharMerica CORP
filed 2016-02-26
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2015 was $979,005,881.

Class of Common Stock	Outstanding at February 19, 2016
Common stock, $0.01 par value	30,517,083

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant's definitive proxy statement for the 2016 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2015.

PHARMERICA CORPORATION
FORM 10-K

Part I

Item 1.	Business

Overview

Formed in 2006, PharMerica Corporation (the "Corporation," "we," "us," or "our"), a Delaware Corporation, is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 94 institutional pharmacies, 17 specialty infusion centers and 5 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, individuals receiving in-home care and patients with cancer.

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

Hospital Pharmacy Management Services

We also provide hospital pharmacy management services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage, and dispensing of pharmaceuticals to the hospital's patients pursuant to the clinical guidelines established by the hospital. We offer the hospitals a wide range of regulatory and financial management services, including inventory control, budgetary analysis, staffing optimization, and assistance with obtaining and maintaining applicable regulatory licenses, certifications, and accreditations. We work with the hospitals to develop and implement pharmacy policies and procedures, including drug formulary development and utilization management. We also offer clinical pharmacy programs that encompass a wide range of drug therapy and disease management protocols, including protocols for anemia treatment, infectious diseases, wound care, nutritional support, renal dosing, and therapeutic substitution. The hospital pharmacy management services business is comprised of a few customers, of which, our largest service is to the majority of the Kindred Healthcare Inc. ("Kindred") hospitals.

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

We provide consultant pharmacist services to approximately 67% of our patients serviced. The services offered by our consultant pharmacists include:

•	Monthly reviews of each resident's drug regimen to assess the appropriateness and efficiency of drug therapies, including the review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results, and recommending alternative therapies;
•	Participation on quality assurance and other committees of our customers, as required or requested by such customers;
•	Monitoring and reporting on facility-wide drug utilization;
•	Development and maintenance of pharmaceutical policy and procedure manuals; and
•	Assistance with federal and state regulatory compliance pertaining to resident care.

Medical Records

The Corporation provides medical records services, which includes the completion and maintenance of medical record information for patients in the Corporation's customer's facilities. The medical records services include:

•	Real-time access to medication and treatment administration records, physician order sheets and psychotropic drug monitoring sheets;
•	Online ordering to save time and resources;
•	A customized database with the medication profiles of each resident's medication safety, efficiency and regulatory compliance;
•	Web-based individual patient records detailing each prescribed medicine; and
•	Electronic medical records to improve information to make it more legible and instantaneous.

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

Specialty Oncology Pharmacy

We provide dispensing of oncology drugs, care management and other related services to patients, oncology practices, and hospitals.  These services encompass clinical coordination and review, compliance with appropriate oncology protocols, patient assistance with outside funding, and timely delivery of medication.  We coordinate the administration of medications to the physician's office or directly to the patient at the appropriate point of treatment.  We work directly with the payers to bill insurance companies for the medication provided, ensuring all prior authorizations and approvals are obtained.  These services offer physicians an alternative to the traditional buy-and-bill distribution model, allowing them to outsource drug procurement, inventory management, and prescription administration.

Our Business Focus

Drive Scale Economies. We focus on consistently providing quality pharmaceutical services to our customers at competitive prices and delivery of prescriptions in a timely and effective manner. Our business seeks to implement innovative and cost-effective solutions to improve the provision of medication to our customers and the residents and patients that they serve.

Focus on Organic Growth through New Sales and Client Retention. We aim to grow our business through expansion in our existing markets and by servicing new customers. We believe our industry has underlying market growth potential attributable to both an increase in drug utilization as well as the general aging population of the United States.

Acquire Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 45 states. We believe that there are growth opportunities in several other markets. There are numerous businesses in our markets, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire companies. Since its formation in 2006, the Corporation has acquired 19 institutional pharmacy businesses, four specialty infusion services businesses, one specialty oncology pharmacy and one hospital services business.

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

Customers

Institutional Care Settings. At December 31, 2015, the Corporation provided institutional pharmacy services to patients in 45 states.  Our customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities and other long-term alternative care settings. We are generally the primary source of pharmaceuticals for our customers.

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions.

Specialty Infusion Services. At December 31, 2015, the Corporation provided specialty infusion services to patients in 14 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Specialty Oncology Services.  At December 31, 2015, the Corporation provided specialty oncology medication services to patients in 46 states with acute and chronic conditions in a hospital or physician practice or the home setting.

Suppliers/Inventory

We obtain pharmaceutical and other products from Cardinal Health ("Cardinal Health") and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices.  The Corporation entered into a Prime Vendor Agreement with Cardinal effective April 1, 2015 ("Cardinal Health PVA").  The initial term of the agreement is through June 30, 2018 and contains one year automatic renewal provisions.  The Cardinal Health PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from Cardinal Health.  The Cardinal Health PVA does provide flexibility for the Corporation to contract with other suppliers.  Under the agreement, the Corporation is entitled to certain rebates based on drug purchases.  The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable or if available are significantly more expensive.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers.  Cardinal Health maintains local distribution facilities in most major geographic markets in which we operate.  In addition, we supply many of our pharmacies with select products from a distribution center operated by a third-party logistics company.

Brand to Generic Conversions

The following table summarizes the Corporation's generic drug dispensing rate:

2013	2014	2015
83.4%	84.9%	86.0%

The following table summarizes the material brand-to-generic conversions expected to occur in 2016 through 2019:

2016	2017	2018	2019
Gleevec (Q1)*	Azilect( Q1)	Sensipar (Q1)*	Renexa (Q1)*
Combivent (Q2)*	Vytorin (Q2)	Nasonex (Q2)	Lyrica (Q2)*
Crestor (Q2)*	Reyataz (Q4)		Vesicare (Q2)*
Cubicin (Q2)*
Tamiflu (Q3)
Kaletra (Q4)
Norvir (Q4)
Seroquel XR (Q4)*
Zetia (Q4)*

* These represent the most significant brand-to-generic conversions
(Number in parentheses refers to the expected quarter of conversion)

When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically, a shift from brand-to-generic decreased our revenue and improved our gross margin from sales of these classes of drugs during the initial time period that a brand drug has a generic alternative. Third-party payers may reduce their reimbursements to the Corporation after the initial period. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. This acceleration in the reimbursement reduction and the number of generic manufacturers generally result in margin compression. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on the Corporation's results of operations.

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

Information Technology

Computerized medical records and documentation are an integral part of our distribution system. We primarily utilize a proprietary information technology infrastructure that automates order entry of medications, dispensing of medications, invoicing, and payment processing. These systems provide consulting drug review, electronic medication management, medical records, and regulatory compliance information to help ensure patient safety. These systems also support verification of eligibility and electronic billing capabilities for the Corporation's pharmacies. They also provide order entry, shipment, billing, reimbursement and collection of service fees for medications, specialty services and other services rendered.

Based upon our electronic records, we are able to provide reports to our customers and management on patient care and quality assurance. These reports help to improve efficiency in patient care, reduce drug waste, and improve patient outcomes. We expect to continue to invest in technologies that help critical information access and system availability.

Sources of Pharmacy Revenues

We receive payment for our services from third party payers, including Medicare Part D Plans, government reimbursement programs under Medicare and Medicaid, and non-government sources such as institutional healthcare providers, commercial insurance companies, health maintenance organizations, preferred provider organizations, private payers, and contracted providers. The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers' patients, brand to generic conversions and the rates and changes of reimbursement among payers. Changes in our customers' censuses, the case mix of the patients, brand and generic dispensing rates, and the payer mix among private pay, Medicare Part D, institutional healthcare providers, and Medicaid, will affect our profitability.

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2013		2014		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$813.7	46.3%	$866.0	45.7%	$951.3	46.9%
Institutional healthcare providers	519.2	29.5	459.7	24.3	469.8	23.2
Medicaid	157.0	9.0	167.1	8.8	150.1	7.4
Private and other	77.2	4.4	81.9	4.3	79.4	3.9
Insured	113.0	6.4	239.0	12.6	291.0	14.4
Medicare	15.5	0.9	21.9	1.2	22.2	1.1
Hospital management fees	62.3	3.5	58.9	3.1	64.7	3.1
Total	$1,757.9	100.0%	$1,894.5	100.0%	$2,028.5	100.0%

The change in the revenue by payer type, as a percent of total revenue, over the three year period is a result of the 2012 acquisition of Amerita, subsequent infusion acquisitions made by Amerita and the 2013 acquisition of Onco, all of which are more heavily weighted to insured payer sources.

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies which may have greater financial and other resources than we do and may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one larger competitor in the institutional pharmacy industry, Omnicare, Inc., a division of CVS Health (NYSE: CVS).

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

Seasonality

Our largest customers in institutional pharmacy services are skilled nursing facilities. Both prescription and non-prescription drug sales at skilled nursing facilities are affected by the timing and severity of the cold/flu season and other seasonality of the long-term care facilities industry, however seasonality does not have a material effect on the Corporation's consolidated financial results.

Working Capital

For information about the Corporation's practices relating to working capital items, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

Employees

As of December 31, 2015, we had approximately 5,800 employees which included approximately 1,200 part-time employees. The Corporation had approximately 300 employees that were covered by collective bargaining agreements as of December 31, 2015. As of December 31, 2015, we employed approximately 1,700 licensed pharmacists. We believe that our relationships with our employees are good.

Government Regulation

General

Extensive federal, state and local regulations govern institutional pharmacies and the healthcare facilities that they serve. These regulations cover licenses, staffing qualifications, conduct of operations, reimbursement, record keeping and documentation requirements and the confidentiality and security of health-related information. Our institutional pharmacies are also subject to federal and state laws that regulate financial arrangements between healthcare providers, including the federal anti-kickback statutes and the federal physician self-referral laws.

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

The Drug Enforcement Agency (the "DEA"), the U.S. Food and Drug Administration (the "FDA"), and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. These laws impose a host of requirements on the pharmaceutical supply channel, including providers of institutional pharmacy services. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, as a dispenser of controlled substances, we must register with the DEA, file reports of inventories and transactions and provide adequate security measures. In addition, we are required to comply with all the relevant requirements of the Controlled Substances Act for the transfer and shipment of pharmaceuticals. The FDA, DEA, and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We have received all necessary regulatory approvals and believe that our pharmacy operations are in substantial compliance with applicable federal and state good manufacturing practice requirements.

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

Laws Affecting Referrals and Business Practices

We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•	the federal "anti-kickback" statute, which prohibits, among other things, knowingly or willfully soliciting, receiving, offering or paying remuneration "including any kickback, bribe or rebate" directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid or other federal healthcare programs;
and
•	the federal "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain designated health services, to an entity with which the physician has a financial relationship.

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

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare, Medicaid and other federal healthcare programs for false claims, improper billing and other offenses. These laws include the federal False Claims Act, under which private parties have the right to bring "qui tam" whistleblower lawsuits against companies that submit false claims for payments to the government. Recent changes to the False Claims Act, expanding liability to certain additional parties and circumstances, may make these qui tam law lawsuits more prevalent. Some states have adopted similar state whistleblower and false claims laws.

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

State Laws Affecting Access to Services

Some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation. These laws may preclude a nursing center from requiring their patients and residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that have a supplier relationship with the nursing center. Limitations such as these may increase the competition which we face in providing services to nursing center residents.

HIPAA

The Federal Health Insurance Portability and Accountability Act of 1996, commonly known as "HIPAA," mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

The HIPAA privacy regulations apply to "protected health information," or "PHI," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if PHI is improperly disclosed.

HIPAA's security regulations require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information.

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

The Health Information Technology for Economic and Clinical Health Act ("HITECH"), part of the American Recovery and Reinvestment Act of 2009, changed several aspects of HIPAA including, without limitation, the following: (i) applies HIPAA security provisions and penalties directly to business associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary of the United States Department of Health and Human Services issued an interim final rule on August 24, 2009 that requires notifications for certain unpermitted disclosures of PHI. The final rule was issued on January 17, 2013.

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

On February 1, 2016, CMS released a Final Rule titled Medicaid Program; Covered Outpatient Drugs. This Final Rule details the types of sales that are to be included and excluded in determining AMP. Moreover, consistent with the 2010 Health Care Reform Legislation, the Final Rule calculates the FULs at 175% of the weighted average, determined based on the basis of utilization, of the most recently reported monthly AMP. As an exception, however, if the AMP-based FUL is lower than the National Average Drug Acquisition Cost ("NADAC"), the FULs will be set at the drug's NADAC. This Final Rule will be effective on April 1, 2016.

CMS has stated that it plans to publish the draft FULs in accordance with the Final Rule for two months before finalizing the FULs. The final FULs will be published in late March 2016 and will be effective April 1, 2016 to coincide with the effective date of the Final Rule. States will have 30 days following this effective date to implement the FULs. CMS will update the FULs on a monthly basis thereafter, which will become effective on the first date of the month following their publication. Again, states will then have 30 days after the effective date of the monthly updates to implement the new FULs.

The Final Rule also changed how states reimburse pharmacies. The Final Rule now requires states to pay pharmacies based on the actual acquisition cost of the drug, as opposed to the estimated acquisition cost. Moreover, the Final Rule requires states to consider the sufficiency of both the ingredient cost reimbursement and dispensing fee reimbursement when proposing changes to either of these components of reimbursement for Medicaid covered drugs.

CMS will continue to post draft monthly FULs.  The Corporation will continue to analyze the effect of these changes on its business, results of operations, and liquidity.

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

Medicare Part D Changes

In a February 12, 2015 Final Rule entitled "Medicare Program: Contract Year 2016 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs", CMS finalized a regulation, effective January 1, 2016, prohibiting financial arrangements that penalize more efficient long-term care dispensing techniques (e.g., dispensing a 3 day supply over a 14 day supply) through pro-rated dispensing fees based on a day's supply or quantity dispensed.  CMS also finalized a requirement that, effective January 1, 2016, any differences in payment methodologies among long-term care pharmacies incentivize more efficient dispensing techniques.  The Corporation is unable to evaluate the full impact of these changes on its business at this time.

CIA and DEA MOA

In May 2015, the Corporation entered into a five-year Corporate Integrity Agreement ("CIA") with United States Department of Health and Human Services Office of the Inspector General ("OIG") and a Memorandum of Agreement ("MOA") with the Drug Enforcement Agency ("DEA") concurrent with the execution of settlement agreements with the OIG and the DEA settling alleged Controlled Substance Act ("CSA") violations and associated False Claims Act allegations.
The CIA requires the Corporation, among other things to : (i) create procedures designed to ensure it complies with the CSA and related regulations, (ii) retain an independent review organization to review the Corporation's compliance with the terms of the CIA and report to the OIG regarding that compliance; and (iii) provide training for certain Corporation employees as to the Corporation's requirements under the CSA.  If the Corporation fails to comply with the terms of the CIA, it may be required to pay certain monetary penalties.  Furthermore, if the Corporation commits a material breach of the CIA, the OIG may exclude the Corporation from participating in federal healthcare programs.  Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on our financial condition, results of operations and business prospects.
The MOA requires the Corporation to comply with all requirements of the CSA, specifically relating to the dispensing of scheduled prescription drugs.  If the Corporation fails to comply with the terms of the MOA, the DEA may suspend a Corporation's pharmacy DEA Certificate of Registration and begin an administrative hearing process pursuant to 21 U.S.C. Section 824.  Any such suspension would prohibit the Corporation's pharmacy from dispensing scheduled prescription drugs and would lead to the revocation or termination of contracts and/or licenses and potentially have a materially adverse effect on our financial condition, results of operations and business prospects.

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

Medicare

The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers such as intravenous therapy; (iii) Medicare Part C or Medicare Advantage, a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

Part A

The Balanced Budget Act of 1997 (the "BBA") mandated the Prospective Payment System ("PPS") for Medicare-eligible enrolled residents in skilled nursing facilities. Under PPS, Medicare pays skilled nursing facilities a fixed fee per patient per day for extended care services to patients, covering substantially all items and services furnished during such enrollee's stay. Such services and items include pharmacy services and prescription drugs. We bill skilled nursing facilities based upon a negotiated fee schedule and are paid based on those contractual relationships. We do not receive direct payment from Medicare for patients covered under the Medicare Part A benefit. We classify the revenues recognized from these payers as Institutional Healthcare Providers.

Federal legislation continues to focus on reducing Medicare and Medicaid program expenditures. Such decreases may directly impact the Corporation's customers and their Medicare reimbursement. Given the changing nature of these rules, we are unable at this time to fully evaluate the impact on our business. Any evaluation of budgeting, cost-cutting, and financing of health care must also consider the impact of legislation and the impact its proposed health care policies could have on any future cost considerations.

Part D

Medicare Part D provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll. Under Medicare Part D, beneficiaries may enroll in prescription drug plans offered by private commercial insurers who contract with CMS (or in a "fallback" plan offered on behalf of the government through a contractor, to the extent private entities fail to offer a plan in a given area), which provide coverage of outpatient prescription drugs (collectively, "Part D Plans"). Part D Plans include both plans providing the drug benefit on a standalone basis and Medicare Advantage plans providing drug coverage as a supplement to an existing medical benefit under that Medicare Advantage plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from one Part D Plan to another, although CMS provides various federal subsidies to Part D Plans to reduce the cost to beneficiaries.

Part D Plans are required to make available certain drugs on their formularies. Dually-eligible residents in nursing centers generally are entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan's formulary or an exception to the Part D Plan's formulary is granted. CMS reviews the formularies of Part D Plans and requires these formularies to include the types of drugs most commonly used by Medicare beneficiaries. CMS also reviews the formulary exceptions criteria of the Part D Plans that provide for coverage of drugs determined by the Part D Plan to be medically appropriate for the enrollee; however there currently is not a separate formulary for long-term care residents.

We obtain reimbursement for drugs we provide to enrollees of the given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. The Medicare Part D final rule prohibits Part D plans from paying for drugs and services not specifically called for by the BBA.

Medicare Part D does not alter federal reimbursement for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare's fixed per diem payments to nursing centers under PPS will continue to include a portion attributable to the expected cost of drugs provided to such residents. We will, therefore, continue to receive reimbursement for drugs provided to such residents from the nursing center in accordance with the terms of our agreements with each nursing center.

In addition, we receive rebates from pharmaceutical manufacturers for undertaking certain activities that the manufacturers believe may increase the likelihood that we will dispense their products. CMS continues to question whether institutional pharmacies should be permitted to receive these access/performance rebates from manufacturers with respect to prescriptions covered under Medicare Part D, but has not prohibited the receipt of such rebates. CMS defines these as rebates a manufacturer provides to long-term care pharmacies that are designed to "prefer, protect, or maintain" that manufacturer's product selection by the long-term care pharmacy or to increase the volume of that manufacturer's products that are dispensed by the pharmacy under its formulary. CMS, in 2007, required PDPs to have policies and systems in place as part of their drug utilization management programs to protect beneficiaries and reduce costs when long-term care pharmacies receive incentives to move market share through access/performance rebates. The elimination or substantial reduction of manufacturer rebates, if not offset by other reimbursement, would have a material adverse effect on our business.

Medicaid

The reimbursement rate for pharmacy services under Medicaid is determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally provide for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state's regulations. The federal Medicaid statute specifies a variety of requirements that a state plan must meet, including the requirements related to eligibility, coverage for services, payment, and admissions. For residents that are eligible for Medicaid only, and are not dual eligibles covered under Medicare Part D, we bill the individual state Medicaid program or in certain circumstances the state's designated managed care or other similar organizations. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement of certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost, which generally is defined as a function of average wholesale price and may include a profit percentage plus a dispensing fee. Most states establish a fixed dispensing fee per prescription that is adjusted to reflect associated cost. Over the last several years, state Medicaid programs have lowered reimbursement through a variety of mechanisms, principally higher discounts off average wholesale price levels, expansion of the number of medications subject to federal upper limit pricing, and general reductions in contract payment methodology to pharmacies.

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

Available Information

We make available free of charge on or through our web site, at www.pharmerica.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC"). Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC's web site at www.sec.gov.

Our SEC filings are available to the public through the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York, 10005. Our Common Stock is listed on the NYSE and trades under the symbol "PMC".

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should consider carefully the risks described below, together with all of the other information, in evaluating the Corporation and  its common stock. If any of the risks described below actually occur, it could have a material adverse effect on the Corporation's  business, results of operations, financial condition and stock price.

Risk Factors Relating to Our Business

Financial soundness of our customers and suppliers may adversely affect our results of operations.

If our customers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their healthcare expenditures resulting in the long-term care customers renegotiating their contracts with us. Any reduction in payments by such government sponsored payers may adversely affect our earnings and cash flow. Also some of our customers' real estate is owned by Real Estate Investment Trusts limiting their ability to renegotiate rental costs furthering their desire to reduce other controllable costs, such as pharmacy costs.

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

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals. This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model that is being labeled an "accountable care organization". These organizations are encouraged by the 2010 Health Care Reform Legislation. These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the improved efficiency.

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

A shift in prescriptions dispensed from brand-to-generic and a decline in generic reimbursement rates from the Prescription Drug Plans ("PDPs")/Prescription Benefit Managers ("PBMs") may affect our operating revenue. When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand-to-generic decreased our revenues and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. This acceleration in the reimbursement reduction and the number of generic manufacturers have resulted in margin compression as multi-source alternatives have become available much earlier than we have historically experienced. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on its results of operations.

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

Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates and charges. The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our customers, the number of drugs administered to patients, the mix of pharmaceuticals dispensed, whether the drugs are brand or generic, and the rates of reimbursement among payers. Changes in the number of drugs administered to patients, as well as payer mix among private pay, Medicare and Medicaid, in our customers' facilities will significantly affect our earnings and cash flow.

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

Possible changes in, or our failure to satisfy our manufacturers' rebate programs could adversely affect our results of operations.

There can be no assurance that pharmaceutical manufacturers will continue to offer these rebates or that they will not change the terms upon which rebates are offered. A decrease in prescription volumes dispensed or a decrease in the number of brand or generic drugs which participate in rebate programs and are used by the geriatric population could affect our ability to satisfy our manufacturers' rebate programs. The termination of such programs or our failure to satisfy the criterion for earning rebates may have an adverse effect on our cost of goods sold, financial condition, results of operations and liquidity.

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

On February 1, 2016, CMS released a Final Rule titled Medicaid Program; Covered Outpatient Drugs. This Final Rule details the types of sales that are to be included and excluded in determining AMP. Moreover, consistent with the 2010 Health Care Reform Legislation, the Final Rule calculates the FULs at 175% of the weighted average, determined based on the basis of utilization, of the most recently reported monthly AMP. As an exception, however, if the AMP-based FUL is lower than the National Average Drug Acquisition Cost ("NADAC"), the FULs will be set at the drug's NADAC. This Final Rule will be effective on April 1, 2016.

CMS has stated that it plans to publish the draft FULs in accordance with the Final Rule for two months before finalizing the FULs. The final FULs will be published in late March 2016 and will be effective April 1, 2016 to coincide with the effective date of the Final Rule. States will have 30 days following this effective date to implement the FULs. CMS will update the FULs on a monthly basis thereafter, which will become effective on the first date of the month following their publication. Again, states will then have 30 days after the effective date of the monthly updates to implement the new FULs.

The Final Rule also changed how states reimburse pharmacies. The Final Rule now requires states to pay pharmacies based on the actual acquisition cost of the drug, as opposed to the estimated acquisition cost. Moreover, the Final Rule requires states to consider the sufficiency of both the ingredient cost reimbursement and dispensing fee reimbursement when proposing changes to either of these components of reimbursement for Medicaid covered drugs.

CMS will continue to post draft monthly FULs.  The Corporation will continue to analyze the effect of these changes on its business, results of operations, and liquidity.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Corporation's business.

The Corporation may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The healthcare industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Corporation's reputation with customers, which could have a material adverse effect upon our financial condition, results of operations, and liquidity.

If we or our customers fail to comply with Medicare and Medicaid regulations, we may be subjected to penalties or loss of eligibility to participate in these programs.

The Medicare and Medicaid programs are highly regulated. These programs are also subject to frequent and substantial changes. If we or our customers' facilities fail to comply with applicable reimbursement laws and regulations, whether purposely or inadvertently, our reimbursement under these programs could be curtailed or reduced and our eligibility to continue to participate in these programs could be adversely affected. Federal or state governments may also impose other penalties on us for failure to comply with the applicable reimbursement regulations. Failure by our customers to comply with these or future laws and regulations could result in our inability to provide pharmacy services to these customers and their residents. We do not believe that we have taken any actions that could subject us to material penalties under these rules and regulations.

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

Further, both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. The OIG and the U.S. Department of Justice have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. In addition, under the federal False Claims Act, private parties have the right to bring "qui tam" whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states have adopted similar state whistleblower and false claims provisions. We do not believe that we have taken any actions that could subject us to material penalties under these provisions.

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

In May 2015, the Corporation entered into a five-year CIA with the OIG and a MOA with the DEA concurrent with the execution of settlement agreements with the OIG and the DEA settling alleged CSA violations and associated False Claims Act allegations.

The CIA requires the Corporation, among other things to: (i) create procedures designed to ensure it complies with the CSA and related regulations; (ii) retain an independent review organization to review the Corporation's compliance with the terms of the CIA and report to the OIG regarding that compliance; and (iii) provide training for certain Corporation employees and the Board of Directors as to the Corporation's requirements under the CSA.  If the Corporation fails to comply with the terms of the CIA, it may be required to pay certain monetary penalties.  The imposition of monetary penalties would adversely affect our profitability.  Furthermore, if the Corporation commits a material breach of the CIA, the OIG may exclude the Corporation from participating in federal healthcare programs.  Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse effect on our financial condition, results of operations and business prospects.

The MOA requires the Corporation to comply with all requirements of the CSA, specifically relating to the dispensing of scheduled prescription drugs.  If the Corporation fails to comply with the terms of the MOA, the DEA may suspend a Corporation's pharmacy DEA Certificate of Registration and begin an administrative hearing process pursuant to 21 U.S.C.  Section 824.  Any such suspension would prohibit the Corporation's pharmacy from dispensing scheduled prescription drugs and would lead to the revocation or termination of contracts and/or licenses and potentially have a materially adverse effect on our financial condition, results of operation and business prospects.

 Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses in new geographic markets. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, investments or strategic alliances, not all of which, if any, will be consummated. Our acquisition program and strategy has and may lead us to contemplate acquisitions of companies in bankruptcy or financial distress, all of which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an "as is" basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations. Our growth plans rely, in part, on the successful completion of future acquisitions. If we are unsuccessful, our business would suffer.

We intend to make public disclosure of pending and completed acquisitions when appropriate or required by applicable securities laws and regulations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, and expenses that could have a material adverse effect on our financial condition, results of operations and liquidity. Acquisitions involve numerous risks and uncertainties, including, without limitation:

•	difficulties integrating acquired operations, personnel and information systems, or in realizing projected efficiencies and cost savings;
•	diversion of management's time from existing operations;
•	potential loss of key employees or customers of acquired companies;
•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws;
•	increases in our indebtedness and a limitation on our ability to access additional capital when needed; and
•	failure to operate acquired facilities profitably or to achieve improvements in their financial performance.

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

Cybersecurity attacks or other data security incidents could disrupt our operations and expose us to regulatory fines or penalties, liability or reputational damage.
In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information as well as proprietary or confidential information relating to our business or third parties. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. Such an attack or incident could result in business interruptions from the disruption of our information technology systems or negative publicity resulting in reputational damage with our customers, shareholders and other stakeholders. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.
We purchase a significant portion of our pharmaceutical products from one supplier and receive a significant amount of rebates from the same supplier.

Effective April 1, 2015, we entered into a new Prime Vendor Agreement to purchase our pharmaceutical products from Cardinal Health. If Cardinal Health fails to deliver products in accordance with the agreement, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost or at all. In this event, failure to satisfy our customers' requirements would result in defaults under these customer contracts subjecting us to damages and the potential termination of those contracts. Such events could have a material adverse effect on our financial condition, results of operations and liquidity.

The Cardinal Health PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from Cardinal Health.  The Cardinal Health PVA does provide flexibility for the Corporation to contract with other suppliers.  Under the agreement, the Corporation is entitled to certain rebates based on drug purchases.

A loss in rebates and other pricing terms under the Previous PVA may adversely impact our financial results.

The Corporation previously had a Prime Vendor Agreement (the "Previous PVA") with AmerisourceBergen Drug Corporation ("ABDC"). As a result of ABDC's failure to comply with certain pricing and rebate provisions of the Previous PVA, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31,2014. Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters. All these receivables totaled $53.0 million and were included in prepaids and other assets in the accompanying consolidated balance sheet as of December 31, 2014. During the period of January 1, 2015 through December 31, 2015, an additional $19.3 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Previous PVA were recognized which brought the total gross receivable to $72.3 million and which is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2015; these amounts are currently in dispute and are the subject of litigation between the parties. At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.

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

We have $371.0 million of goodwill and $190.2 million of recorded intangible assets on our consolidated balance sheet as of December 31, 2015. Our intangible assets primarily represent the value of client relationships that were recorded from past acquisitions. Under current accounting rules, intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. A goodwill or intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations.

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

Our revenues and volume trends will be predicated on many factors, including physicians' pharmaceutical decisions on patients, payer programs, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, current local economic and demographic changes, some of which may not be covered by insurance. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management. These factors may also have an effect on our customers and their ability to continue to operate. For further discussion, see Note 9.

There are inherent uncertainties involved in estimates, judgments, and assumptions used in the determination of our litigation-related accruals and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Any changes in estimates, judgments, and assumptions could have a material adverse effect on the Corporation's financial position, results of operations, or cash flows.

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

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law ("DGCL"), this provision could also delay or prevent a change of control that some stockholders may view as favorable. Section 203 provides that unless board and/or stockholder approval is obtained pursuant to the requirements of the statute, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation's outstanding voting stock.

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

In addition, when the market price of a company's common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Acquisitions, investments and strategic alliances we may make in the future may need to be financed by borrowings under the Credit Agreement for which funds may not be made available by certain participants.

We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our position in the geographic markets in which we operate and to expand our business in new geographic markets. Our growth plans rely, in part, on the successful completion of future acquisitions. At any particular time, we may need to finance such acquisitions and strategic alliances with borrowings under the Credit Agreement. The financial markets are very volatile and certain participants in our Credit Agreement may not be able to participate in funding their commitments under the revolving line of credit. If we are unsuccessful in obtaining the financing, our business would be adversely impacted.

We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had outstanding debt of $426.4 million outstanding under our Credit Agreement and revolver, all of which was subject to variable rates of interest. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

We have indebtedness, which restricts our ability to pay cash dividends and has a negative impact on our financing options and liquidity.

We have $426.4 million in indebtedness outstanding as of December 31, 2015 under our Credit Agreement and revolver.  We also have $0.9 million in capital lease obligations at December 31, 2015.

On September 17, 2014, the Corporation entered into a $535.0 million Credit Agreement by and among the Corporation, the lenders named therein, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and U.S. Bank, National Association, Citibank, N.A., MUFG Union Bank, N.A., BBVA Compass Bank and SunTrust Bank as co-documentation agents (the "Credit Agreement"). The Credit Agreement replaced the $450.0 million five-year credit agreement dated as of May 2, 2011, among the Corporation, Citibank, N.A., as Administrative Agent, and certain lenders. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature. Unless terminated earlier, the Credit Agreement will mature on September 17, 2019, and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, if any, will be payable in full on such date.  The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios.  The Credit Agreement limits our ability to declare and pay dividends or other distributions on our shares of common stock.  If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our Board of Directors, which will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our Board of Directors may deem relevant.  The amount of this outstanding indebtedness could limit our ability to pay cash dividends and to obtain additional financing in the future for working capital, capital expenditure and acquisition purposes.  A significant portion of our cash flows will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses.

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

We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay dividends or other cash distributions on our common stock in the foreseeable future. See Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 1B.	Unresolved Staff Comments

We received a comment letter from the Securities and Exchange Commission ("SEC") Division of Corporate Finance, dated November 24, 2015 with respect to our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. We submitted a response to that initial comment letter and have received follow-up comments and submitted responses to the follow-up comments as well.  As of the date of this Report, we believe that the only comments that remain open relate to our accounting for the $71.5 million receivable from ABDC as of September 30, 2015 and the withholding of approximately $48.8 million of normal recurring payments due to ABDC.  We will continue to cooperate with the SEC to resolve these remaining comments.  Although we do not currently believe it to be necessary, it is possible that the ultimate resolution of these remaining comments could result in an adjustment to our accounting treatment of such amounts, which may affect the presentation of our financial statements.

Item 2.	Properties

We have facilities including offices and key operating facilities in various locations throughout the United States. The Corporation's corporate headquarters are located in Louisville, Kentucky. In addition to the pharmacies listed below, the Corporation also has multiple facilities throughout the nation with several overhead and administrative functions. As of December 31, 2015, all facilities were leased. We consider all of these facilities to be suitable and adequate.

The following table presents certain information with respect to operating leases of our pharmacies identified by the Corporation as properties as of December 31, 2015:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage

Alabama	2	20,330	Mississippi	1	11,600
Arizona	4	28,536	Missouri	1	4,090
Arkansas	2	8,850	Montana	1	2,440
California	10	88,427	Nebraska	1	5,120
Colorado	4	32,054	Nevada	2	9,373
Connecticut	1	12,600	New Hampshire	1	7,500
Delaware	1	5,739	New Jersey	2	14,310
Florida	6	61,101	New Mexico	1	4,798
Georgia	2	33,202	New York	5	91,331
Hawaii	5	15,506	North Carolina	3	21,250
Idaho	1	4,031	Ohio	2	28,050
Illinois	1	15,495	Oklahoma	2	12,786
Indiana	1	20,386	Pennsylvania	8	52,545
Iowa	1	6,250	Rhode Island	1	9,415
Kansas	2	10,494	South Carolina	2	20,350
Kentucky	3	29,924	South Dakota	2	11,050
Louisiana	1	4,914	Tennessee	5	47,919
Maine	1	10,200	Texas	13	93,189
Maryland	1	8,584	Utah	2	15,002
Massachusetts	2	33,722	Virginia	2	15,807
Michigan	3	56,720	Washington	2	12,973
Minnesota	1	6,727	West Virginia	1	8,900
			Wisconsin	1	3,750

Item 3.	Legal Proceedings

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Corporation alleging that the Corporation violated the Federal False Claims Act ("FCA") and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation. On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation. On December 22, 2015, Silver and the Corporation filed a joint motion with the court for an order dismissing with prejudice all successor liability claims against the Corporation for or regarding the conduct of Chem Rx Corporation.  The court has not yet ruled on the motion or entered the order of dismissal.  The Corporation intends to vigorously defend itself against these allegations.

On November 20, 2013, a complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and that, as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA.  The U.S. Government and the various state governments declined to intervene in this case. On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation plans to file a petition with the U.S. Supreme Court for a writ of certiorari asking the Supreme Court to review the First Circuit's decision.  The Corporation otherwise intends to continue to defend the case vigorously.

On October 29, 2013, a complaint was filed in the United States District Court for the Southern District of Florida by Pines Nursing Homes (77), Inc. as a putative class action against the Corporation. The complaint alleged that the Corporation sent unsolicited advertisements promoting the Corporation's goods or services by facsimile to individuals or entities, and that such communications did not include an opt-out clause, all in violation of the federal Telephone Consumer Protection Act ("TCPA").  The Complaint did not specify the amount of damages sought, but the TCPA provides a statutory remedy of $500 per facsimile communication sent in violation of the statute, which may be trebled in the event of a willful violation.   On August 18, 2014, the Corporation entered into a Settlement Agreement with the putative class and class counsel resolving all claims raised in the complaint.  The parties moved on September 8, 2014 for, among other things, certification of the putative class for the purposes of effectuating the settlement and preliminary approval of the parties' settlement.  On June 26, 2015, the Court granted preliminary approval of the settlement and the Court approved the settlement on November 12, 2015.  The matter is concluded.

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District Court for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The Complaint was served on the Corporation on January 31, 2014 and subsequently amended on April 24, 2014.  The U.S. Government has  declined to intervene in the case.  The Corporation's motion to dismiss the case was denied by the Court on July 24, 2014.  On January 13, 2015, the Corporation again moved to dismiss the complaint and on March 23, 2015, the second motion was denied.  On April 2, 2015, the Corporation moved the court to reconsider its denial of the second motion to dismiss and that motion was denied.  On December 2, 2015, the Corporation and the Department of Justice settled this matter for $2.5 million plus the relator's attorney fees of approximately $2.0 million which was previously accrued for in the consolidated balance sheets of the Corporation.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, investigated whether the Corporation's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Corporation cooperated with this investigation and believes it has complied with applicable laws and regulations with respect to this matter. On May 29, 2014, the United States District Court for the Western District of Virginia entered an order unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. l:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. l:07-cv-0008. The Corporation entered into a settlement agreement on October 6, 2015 with the Government including the Department of Justice, with approvals from the National Association of Medicaid Fraud Control and the Department of Health and Human Services Office of Inspector General. In the settlement, the Corporation agreed to pay $9.2 million to resolve the matter which was previously accrued for in the consolidated balance sheets of the Corporation.

 On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for failure of ABDC to comply with certain pricing and rebate provisions of the Previous PVA.  The Corporation subsequently filed a First Amended Verified Complaint on September 26, 2014 asserting additional breaches of the Previous PVA.
As a result of ABDC's failure to comply with certain pricing and rebate provisions, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31, 2014.  Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters.  These receivables totaled $53.0 million and were included in prepaids and other assets in the accompanying consolidated balance sheet as of December 31, 2014.  During the period of January 1, 2015 through December 31, 2015, an additional $19.3 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Previous PVA were recognized, which brought the total gross receivable to $72.3 million at December  31, 2015.

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Previous PVA effective April 1, 2015.  The Corporation also announced that it had entered into a Cardinal Health PVA effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Previous PVA effective immediately based upon the Corporation's alleged failure to pay certain disputed miscellaneous charges and the Corporation's signing of the Cardinal Health PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Previous PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $48.8 million.  On May 18, 2015, ABDC filed an Amended Counterclaim seeking additional financial damages against the Corporation and asserted claims against two counter-defendants.  On November 23, 2015, the Corporation filed its Third Amended Complaint against ABDC for additional financial damages, amounts overcharged by ABDC, and for certain rebates not paid by ABDC under the Previous PVA.

All receivables, whether previously disputed or not, due and owing from ABDC at December 31, 2015 and the related amounts allegedly payable to ABDC of $48.8 million, were offset resulting in a net receivable at December 31, 2015 of $23.5 million.  This net receivable is included in other assets in the accompanying consolidated balance sheets as of December 31, 2015.

The Corporation has claims for additional damages resulting from ABDC's breaches of the Previous PVA. The Corporation intends to vigorously pursue its claims.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation with ABDC could continue for an extended period of time, likely longer than 12 months.   The Corporation cannot provide any assurances about the outcome of the litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our only class of common equity is our $0.01 par value common stock, which trades on the NYSE under the symbol "PMC".

The following table sets forth the high and low prices per share during the period and the closing price as of the last day of each period of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low	Close

Fiscal 2014
First Quarter	$28.35	$20.01	$27.98
Second Quarter	$30.48	$25.56	$28.59
Third Quarter	$29.73	$24.12	$24.43
Fourth Quarter	$30.00	$19.42	$20.71

Fiscal 2015
First Quarter	$28.32	$27.98	$28.19
Second Quarter	$33.87	$33.24	$33.30
Third Quarter	$28.71	$27.57	$28.47
Fourth Quarter	$35.47	$34.46	$35.00

Stockholders

As of February 19, 2016, we had approximately 2400 stockholders of record of the Corporation's common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Cash Dividends

The Corporation has never paid a cash dividend on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. Our Credit Agreement also limits our ability to declare and pay dividends or other distributions on our shares of common stock. Management believes the stockholders are better served if all of the Corporation's earnings are retained for expansion of the business.

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

The following table sets forth equity compensation plan information as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	1,539,607	(1)	$14.34	(2)	1,817,038

(1) Includes the following:

•	638,741 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;
•	456,784 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan;
•	7,831 shares of common stock to be issued upon vesting of restricted stock awards under the Omnibus Plan; and
•	436,251 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 900,866 shares of common stock potentially to be issued under restricted stock awards, performance share units and restricted stock units.

See Note 10 to the Consolidated Financial Statements included in this Report for information regarding the material features of the Omnibus Plan.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor's 500 Stock Index and the Standard & Poor's Healthcare Index for the period from December 31, 2010 to December 31, 2015. This graph assumes an investment in the Corporation's common stock and the indices of $100 on December 31, 2010 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
December 31, 2010	100.00	100.00	100.00
March 31, 2011	99.91	105.42	104.99
June 30, 2011	111.44	105.01	112.65
September 30, 2011	124.63	89.96	100.81
December 31, 2011	132.58	100.00	110.18
March 31, 2012	108.56	111.99	119.46
June 30, 2012	95.37	108.31	120.83
September 30, 2012	110.57	114.55	127.55
December 31, 2012	124.37	113.40	126.91
March 31, 2013	122.27	124.77	146.23
June 30, 2013	121.05	127.72	151.10
September 30, 2013	115.90	133.71	160.65
December 31, 2013	187.77	146.97	176.08
March 31, 2014	244.37	148.88	185.59
June 30, 2014	249.69	155.87	193.14
September 30, 2014	213.36	156.82	202.85
December 31, 2014	180.87	163.71	217.11
March 31, 2015	246.20	164.43	230.48
June 30, 2015	290.83	164.05	236.08
September 30, 2015	248.65	152.67	210.01
December 31, 2015	305.68	162.52	234.23

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2010, the Corporation announced a stock repurchase program under which the Corporation is authorized to repurchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used to purchase the Corporation's common stock. On July 2, 2012, the Board of Directors authorized an increase to the existing stock repurchase program that allows the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of December 31, 2015. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended December 31, 2015.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and exercise cost of stock options. The Corporation redeemed 2,607 shares of vested awards during the three months ended December 31, 2015.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2015:
Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
October 1, 2015 - October 31, 2015	-	(1)	$-	-	$19.7
November 1, 2015 - November 30, 2015	2,607	(1)	34.35	-	19.7
December 1, 2015 - December 31, 2015	-	(1)	-	-	19.7

(1)	The Corporation repurchased 2,607 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)	On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended December 31, 2015.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and operating data. The selected historical financial and operating data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in millions, except where indicated):

	Years Ended December 31,
	2011	2012	2013	2014	2015
Income statement data:
Revenues	$2,081.1	$1,832.6	$1,757.9	$1,894.5	$2,028.5
Cost of goods sold	1,786.2	1,532.4	1,430.7	1,555.2	1,693.4
Gross profit	294.9	300.2	327.2	339.3	335.1
Selling, general and administrative	216.5	214.7	225.3	236.3	222.5
Amortization expense	11.0	12.3	15.4	20.1	28.6
Impairment of intangible assets	5.1	-	-	-	-
Merger, acquisition, integration costs and other charges	16.8	17.8	8.1	13.6	21.3
Settlement, litigation and other related charges	(1.5)	2.1	19.6	37.3	13.3
Restructuring and impairment charges	-	-	4.4	3.3	0.5
Hurricane Sandy disaster costs (recoveries)	-	4.5	(1.4)	(1.7)	(4.9)
Operating income (1)	$47.0	$48.8	$55.8	$30.4	$53.8
Net income (6)	$23.4	$22.9	$18.9	$6.8	$35.1
Earnings per common share: (2)
Basic	$0.80	$0.78	$0.64	$0.23	$1.16
Diluted	$0.79	$0.77	$0.63	$0.22	$1.14
Adjusted earnings per diluted common share (3)	$1.32	$1.41	$1.83	$1.69	$1.69
Shares used in computing earnings per common share:
Basic	29.3	29.5	29.6	30.0	30.4
Diluted	29.5	29.9	30.1	30.6	30.8

Balance sheet data:
Cash and cash equivalents	$17.4	$12.3	$24.2	$33.3	$23.1
Working capital (4)	$348.4	$322.1	$259.6	$319.1	$342.1
Goodwill (4)	$214.9	$269.4	$282.8	$323.6	$371.0
Intangible assets, net	$100.2	$121.9	$136.3	$177.6	$190.2
Total assets (4)	$834.0	$886.3	$900.8	$1,074.0	$1,153.7
Long-term debt, including current portion	$300.0	$315.5	$231.3	$350.7	$427.3
Total stockholders' equity	$413.8	$442.6	$462.5	$478.1	$519.4

Supplemental information:
Adjusted EBITDA (3)	$104.5	$111.2	$132.8	$130.6	$141.0
Adjusted EBITDA Margin (3)	5.0%	6.1%	7.5%	6.9%	7.0%
Adjusted EBITDA per prescription dispensed (3)	$2.51	$2.84	$3.52	$3.73	$4.13
Net cash provided by operating activities	$26.8	$85.7	$155.7	$48.4	$18.5
Net cash used by investing activities	$(64.0)	$(105.3)	$(53.7)	$(157.0)	$(104.1)
Net cash provided by (used in) financing activities	$43.8	$14.5	$(90.1)	$117.7	$75.4

Statistical information (in whole numbers except where indicated)
Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	41,677	39,212	37,731	35,003	34,124
Revenue per prescription dispensed (5)	$49.93	$46.74	$46.67	$54.12	$59.37
Gross profit per prescription dispensed (5)	$7.08	$7.66	$8.75	$9.69	$9.75
Gross profit margin (5)	14.2%	16.4%	18.8%	17.9%	16.4%
Generic drug dispensing rate	79.6%	83.3%	83.4%	84.9%	86.0%

(1) Includes depreciation expense of $20.1 million, $18.6 million, $19.3 million, $20.3 million and $23.1 million for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively.
(2) The Corporation has never declared a cash dividend.  Earnings per share in whole dollars and cents.
(3) See "Use of Non GAAP Measures for Measuring Annual Results" for a definition and reconciliation of Adjusted earnings per diluted common share to Earnings per diluted common share and for reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin.
(4) As adjusted, see Note 2 - Acquisitions in the Consolidated Financial Statements
(5) Amounts in 2013 do not include the $2.9 million estimated California Medicaid recoupment and in 2015 do not include the $2.5 million California Medicaid recoupment reversal.
(6) Amounts in 2014 reflect a $4.3 million loss on extinguishment of debt in the third quarter 2014.

Use of Non-GAAP Measures for Measuring Annual Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amounts associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as a performance measure.  The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation's debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA does not represent funds available for the Corporation's discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. generally accepted accounting principles ("U.S. GAAP"). The items excluded from Adjusted EBITDA but included in the calculation of the Corporation's reported net income and cash flows from operating activities are significant components of the accompanying consolidated income statements and cash flows, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation's calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation's net income and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related costs and charges, impairment of intangible assets, restructuring and impairment charges, California Medicaid estimated recoupment and subsequent reversal, loss on debt extinguishment, Hurricane Sandy disaster costs, stock-based compensation and deferred compensation, and impacts of discrete items on tax provision (the "Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides investors and management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP.   The Excluded Items are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings per diluted common share for the periods presented.

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,
	2011	2012	2013	2014	2015
Net income	$23.4	$22.9	$18.9	$6.8	$35.1
Add:
Interest expense, net	8.8	10.0	10.6	9.9	6.6
Merger, acquisition, integration costs and other charges	16.8	17.8	8.1	12.9	21.3
Settlement, litigation and other related charges	(1.5)	2.1	19.6	37.3	13.3
California Medicaid estimated recoupment and subsequent reversal	-	-	2.9	-	(2.5)
Restructuring and impairment charges	-	-	4.4	3.3	0.5
Loss on extinguishment of debt	-	-	-	4.3	-
Hurricane Sandy disaster costs (recoveries)	-	4.5	(1.4)	(1.7)	(4.9)
Stock-based compensation and deferred compensation	6.0	7.1	8.7	8.0	7.8
Provision for income taxes	14.8	15.9	26.3	9.4	12.1
Impairment of intangible assets	5.1	-	-	-	-
Depreciation and amortization expense	31.1	30.9	34.7	40.4	51.7
Adjusted EBITDA	$104.5	$111.2	$132.8	$130.6	$141.0
Adjusted EBITDA Margin	5.0%	6.1%	7.5%	6.9%	7.0%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2011	2012	2013	2014	2015

Adjusted EBITDA	$104.5	$111.2	$132.8	$130.6	$141.0
Interest expense, net	(8.8)	(10.0)	(10.6)	(9.9)	(6.6)
Merger, acquisition, integration costs and other charges	(15.3)	(16.5)	(8.1)	(52.8)	(27.7)
Provision for bad debt	24.8	25.2	22.5	23.2	7.9
Amortization of deferred financing fees	0.8	1.0	2.3	1.9	0.6
Loss on disposition of equipment	0.1	0.1	0.6	-	-
Gain (loss) on acquisition	-	-	(1.3)	(0.2)	(0.4)
Provision for income taxes	(14.8)	(15.9)	(26.3)	(9.4)	(12.1)
Deferred income taxes	13.9	2.8	12.0	(2.3)	4.0
Changes in federal and state income tax payable	0.2	1.1	-	7.2	(10.7)
Excess tax benefit from stock-based compensation	-	-	(0.4)	(3.4)	(2.4)
Changes in assets and liabilities	(78.8)	(13.5)	32.2	(36.9)	(75.1)
Other	0.2	0.2	-	0.4	-
Net Cash Flows from Operating Activities	$26.8	$85.7	$155.7	$48.4	$18.5

Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	Years Ended December 31,
	2011	2012	2013	2014	2015

Diluted earnings per share	$0.79	$0.77	$0.63	$0.22	$1.14
Add:
Diluted earnings per share impact of:
Impairment of intangible assets	0.11	-	-	-	-
Merger, acquisition, integration costs and other charges	0.35	0.36	0.17	0.27	0.43
Settlement, litigation and other related charges	(0.03)	0.04	0.62	0.77	0.27
California Medicaid estimated recoupment (reversal)	-	-	0.06	-	(0.05)
Loss on extinguishment of debt	-	-	-	0.09	-
Restructuring and impairment charges	-	-	0.09	0.07	0.01
Hurricane Sandy disaster costs (recoveries)	-	0.09	(0.03)	(0.04)	(0.10)
Stock-based compensation and deferred compensation	0.12	0.14	0.18	0.17	0.16
Impact of discrete items and non-recurring charges on tax provision	(0.02)	0.01	0.11	0.14	(0.17)
Adjusted diluted earnings per share	$1.32	$1.41	$1.83	$1.69	$1.69

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation's current estimates, expectations and projections about the Corporation's future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation's possible future results of operations including revenue, costs of goods sold, operating expenses, gross profit, and business and growth strategies, financing plans, the Corporation's competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation's ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project," and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation's actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation's access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Corporation's debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation's risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation's products and services;
•	the risk of retaining existing customers and service contracts and the Corporation's ability to attract new customers for growth of the Corporation's business;
•	the effects of renegotiating contract pricing relating to significant customers and suppliers, including the hospital pharmacy business which is substantially dependent on service provided to one customer;
•	the impacts of cyber security risks and/or incidents;
•	the effects of a failure in the security or stability of our technology infrastructure, or the infrastructure of one or more of our key vendors, or a significant failure or disruption in service;
•	the effects of an increase in credit risk, loss or bankruptcy of or default by any significant customer, supplier, or other entity relevant to the Corporation's operations;
•	the Corporation's ability to successfully pursue the Corporation's development and acquisition activities and successfully integrate new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Corporation's ability to control costs, particularly labor and employee benefit costs, rising pharmaceutical costs, and regulatory compliance costs;
•	the effects of healthcare reform and government regulations, including interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare and institutional pharmacy services industries including the dispensing of antipsychotic prescriptions;
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid and other third party payers to both us and our customers;
•	the potential impact of state government budget shortfalls and their ability to pay the Corporation and its customers for services provided;
•	the Corporation's ability, and the ability of the Corporation's customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;
•	the effects of changes in the interest rate on the Corporation's outstanding floating rate debt instrument and the increases in interest expense, including increases in interest rate terms on any new debt financing;
•	further consolidation of managed care organizations and other third party payers;
•	political and economic conditions nationally, regionally, and in the markets in which the Corporation operates;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, epidemic, pandemic, catastrophic event or other matters beyond the Corporation's control;
•	increases in energy costs, including state and federal taxes, and the impact on the costs of delivery expenses and utility expenses;
•	elimination of, changes in, or the Corporation's failure to satisfy pharmaceutical manufacturers' rebate programs;
•	the Corporation's ability to attract and retain key executives, pharmacists, and other healthcare personnel;
•	the Corporation's risk of loss not covered by insurance;
•	the outcome of litigation to which the Corporation is a party from time to time, including adverse results in material litigation or governmental inquiries including the possible insufficiency of any accruals established by the Corporation from time to time;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Corporation;
•	changes in market conditions in which we operate that would influence the value of the Corporation's stock;
•	the uncertainty as to the long-term value of the Corporation's common stock;
•	the Corporation's ability to anticipate a shift in demand for generic drug equivalents and the impact on the financial results including the negative impact on brand drug rebates;
•	the effect on prescription volumes and the Corporation's net revenues and profitability if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products;
•	the effects on the Corporation's results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	the potential impact of the litigation proceedings with ABDC regarding the Previous PVA;

•	the Corporation's ability to comply with the terms of its Memorandum of Agreement with the DEA and the Corporate Integrity Agreement with the OIG;
•	the Corporation's ability to collect outstanding receivables;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•	other factors, risks and uncertainties referenced in the Corporation's filings with the Commission, including the "Risk Factors" set forth in this Report on Form 10-K for the year ended December 31, 2015.

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

The Corporation's Business and Industry Trends

PharMerica Corporation together with its subsidiaries, (the "Corporation") is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 94 institutional pharmacies, 17 specialty infusion pharmacies and 5 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers.

The institutional pharmacy services business is highly competitive. Competition is a significant factor that can impact the Corporation's overall financial results, pricing to customers, and bed retention. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by the Corporation's pharmacies. These pharmacies may have greater financial and other resources than we do and may be more established in the markets they serve than we are. The Corporation also competes against regional and local pharmacies that specialize in the highly-fragmented long-term care markets. In the future, some of the Corporation's customers may seek to in-source the provision of pharmaceuticals to patients in their facilities by establishing an internal pharmacy.

A variety of factors are affecting the institutional pharmacy industry. With an aging population and the extension of drug coverage to a greater number of individuals through Medicare Part D, the consumption of pharmaceuticals by residents of long-term care facilities is likely to increase in the future. In addition, individuals are expected to enter assisted living facilities, independent living facilities and continuing care retirement communities at increasing rates. Under Medicare Part D, eligible individuals may choose to enroll in various Medicare Part D Plans to receive prescription drug coverage. Each Medicare Part D Plan determines a distinct formulary for the long-term care residents enrolled in its plan. Accordingly, institutional pharmacies have incurred increased administrative costs to manage each Part D Plan's formulary, reimbursement and administrative processes for their long-term care enrollees. Institutional pharmacies may continue to experience increased administrative burdens and costs due to the greater complexity of the requirements for drug reimbursement. Medicare Part D also requires increased choices for patients with respect to complex drug categories and therapeutic interchange opportunities. Institutional pharmacies may realize increased revenue by providing long-term care residents with specialized services in these areas. Continued industry consolidation may also impact the dynamics of the institutional pharmacy market.

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

Acquisitions During the Periods Presented

For a discussion of acquisitions by the Corporation during the periods presented see Note 2 "Acquisitions" to our Consolidated Financial Statements included elsewhere in this Report.

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

The summary of critical accounting estimates is not intended to be a comprehensive list of all of the Corporation's accounting policies that require estimates. Management believes that of the significant accounting policies, as discussed in Note 1 of the consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the consolidated financial statements, the resulting changes could have a material effect on the consolidated results of operations and financial condition of the Corporation.

The following paragraphs present information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2015, and the actual diluted shares.

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from PDPs under Medicaid Part D, long-term care institutions, the respective state Medicaid programs, private payers and third party insurance companies. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. We establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value. In addition, certain drugs dispensed are subject to being returned, and the responsible paying party is due a credit for such returns.

Our allowance for doubtful accounts, included in our balance sheets at December 31, 2014 (as adjusted) and 2015, was $58.1 million and $49.3 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements was as follows (dollars in millions):

	2013			2014		2015
	Amount		% of Revenues	Amount	% of Revenues	Amount		% of Revenues

First Quarter	$5.3	*	1.2%	$5.6	1.2%	$5.0		1.0%
Second Quarter	5.2		1.2	5.7	1.3	3.0		0.6
Third Quarter	5.2		1.2	5.3	1.1	1.5		0.3
Fourth Quarter	6.8		1.5	6.6	1.3	(1.6	)**	(0.3)

*Excludes $0.2 million expense related to Hurricane Sandy for the First Quarter 2013. See further discussion in Note 9.
**In the fourth quarter of 2015, the Corporation reversed an allowance of $4.6 million related to a customer's outstanding receivable for which a settlement payment was received which significantly exceeded the existing net receivable.

The following table shows our revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2013	2014	2015
First Quarter	41.6	37.7	34.0
Second Quarter	41.6	37.0	35.4
Third Quarter	39.8	36.7	35.5
Fourth Quarter	39.0	34.9	34.7

The following table shows our summarized aging categories by quarter:

	2013				2014				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
0 to 60 days	58.0%	58.0%	56.5%	55.5%	56.7%	53.9%	57.3%	58.8%	61.4%	60.0%	58.9%	62.0%
61 to 120 days	15.8	18.2	18.0	18.8	17.7	17.3	16.9	17.2	15.8	15.7	15.2	15.0
Over 120 Days	26.2	23.8	25.5	25.7	25.6	28.8	25.8	24.0	22.8	24.3	25.9	23.0

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2013			2014			2015
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$55.8	$262.1	21.3%	$57.7	$242.2	23.8%	$59.7	$259.2	23.0%
Second Quarter	54.8	249.5	22.0	60.3	246.5	24.5	58.8	257.9	22.8
Third Quarter	54.6	243.1	22.5	57.4	272.4	21.1	57.7	253.5	22.8
Fourth Quarter	56.7	255.4	22.2	58.1	253.8	22.9	49.3	249.8	19.7

If our provision as a percent of revenue increases 0.10%, our after tax income would decrease by approximately $1.3 million or $0.04 per diluted share.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by economic conditions, success in collections, payer mix and trends in federal and state regulations.

Revenue recognition/Allowance for contractual discounts

We recognize revenues at the time services are provided or products are delivered.

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2013, 2014, and 2015 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2013	2014	2015	2013	2014	2015
Medicare Part D	44.1%	44.8%	46.3%	47.0%	44.8%	46.5%
Institutional healthcare providers	31.2	25.3	23.9	29.9	25.0	23.7
Medicaid	9.5	9.5	8.1	8.8	9.0	7.1
Private and other	4.8	4.6	4.5	3.9	4.2	3.7
Insured	5.9	11.5	13.2	5.8	12.6	14.7
Medicare	0.8	1.1	1.0	0.9	1.2	1.1
Hospital management fees	3.7	3.2	3.0	3.7	3.2	3.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2013	2014	2015	2013	2014	2015
Medicare Part D	47.5%	45.6%	47.0%	46.6%	47.3%	47.7%
Institutional healthcare providers	29.3	23.5	23.0	27.8	23.4	22.2
Medicaid	8.0	8.4	6.9	9.4	8.4	7.6
Private and other	4.6	4.1	4.0	4.3	4.4	3.4
Insured	6.2	13.8	14.9	7.7	12.6	14.6
Medicare	0.8	1.3	1.1	1.0	1.1	1.1
Hospital management fees	3.6	3.3	3.1	3.2	2.8	3.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The change in the revenue by payer type, as a percent of total revenue, over the three year period is a result of the 2012 acquisition of Amerita, subsequent infusion acquisitions made by Amerita and the 2013 acquisition of Onco, all of which are more heavily weighed to insured payer sources.

If our reimbursement declined or was negatively impacted by 0.25% of revenues, the negative impact on net income would be $3.2 million or $0.10 per diluted common share.

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

At December 31, 2014 (as adjusted) and 2015, our inventories in our consolidated balance sheets were $135.5 million and $155.2 million, respectively.

Our inventory days on hand were as follows:

	2013	2014	2015
First Quarter	25.4	26.0	26.1
Second Quarter	29.6	35.1	29.6
Third Quarter	18.1	31.7	25.7
Fourth Quarter	26.2	29.1	32.9

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a detailed discussion of our inventory.

Actual inventory counts may include estimates based on amounts that may be dispensed from an open container. In addition, items are reviewed for potential obsolescence.

A 1.0% error rate in the inventory value would impact net income $1.0 million or $0.03 per diluted common share.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying consolidated balance sheets as of December 31, 2014 (as adjusted) and 2015 was $323.6 million and $371.0 million, respectively.

The Corporation's policy is to perform a qualitative assessment of its institutional pharmacy and a quantitative assessment of its specialty infusion and specialty oncology reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed the qualitative assessment of its institutional pharmacy reporting unit at December 31, 2015 and did not find it necessary to perform the first step of the two-step impairment analysis.  The Corporation also performed the quantitative assessments as of December 31, 2015 for its specialty infusion and specialty oncology reporting units.  The specialty infusion and specialty oncology reporting unit's fair value as calculated were approximately 23.8 % and 175.7%, respectively, greater than current book value.

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed roll forward of our goodwill and intangible assets.

We performed our annual testing for goodwill impairment as of 2014 and 2015 and determined that no goodwill impairment existed, as described above. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future. Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs". The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Corporation has elected not to early adopt the provisions of ASU 2015-03.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis". The amendments in this update change the analysis that a reporting entity must conduct to determine whether limited partnerships and similar legal entities should be consolidated. The guidance responds to public concerns that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Corporation does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The standard's core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, although early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Corporation is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Corporation beginning with annual and interim periods in 2017, with early adoption permitted. The Corporation elected not to early adopt the guidance. The Corporation is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2013		Increase (Decrease)			2014		Increase (Decrease)		2015
	Amount	% of Revenues				Amount	% of Revenues			Amount	% of Revenues
Revenues	$1,757.9	100.0%	$136.6	7.8%		$1,894.5	100.0%	$134.0	7.1%	$2,028.5	100.0%
Cost of goods sold	1,430.7	81.4	124.5	8.7		1,555.2	82.1	138.2	8.9	1,693.4	83.5
Gross profit	327.2	18.6%	$12.1	3.7%		339.3	17.9%	$(4.2)	(1.2)%	335.1	16.5%
California Medicaid estimated recoupment and reversal	2.9	0.2				-	-			(2.5)	(0.1)
Adjusted gross profit	$330.1	18.8%				$339.3	17.9%			$332.6	16.4%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	37,731		(2,728)	(7.2	) %	35,003		(879)	(2.5)	34,124
Revenue per prescription dispensed (1)	$46.67		$7.45	16.0%		$54.12		$5.25	9.70	$59.37
Gross profit per prescription dispensed (1)	$8.75		$0.94	10.7%		$9.69		$0.06	0.6	$9.75
Gross profit margin (1)	18.8%		(0.9)%	(4.8)%		17.9%		(1.5)%	(8.4)%	16.4%
Generic dispensing rate	83.4%		1.5%	1.8%		84.9%		1.1%	1.3%	86.0%

(1) Amounts in 2013 do not include the $2.9 million estimated California Medicaid recoupment and in 2015 do not include $2.5 million California Medicaid recoupment reversal.

Revenues

Revenues increased $134.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 which was driven by recent acquisitions, growth in the Corporation's specialty pharmacy businesses, and branded drug inflation.  Excluding the $2.5 million California Medicaid recoupment reversal recognized in the fourth quarter of 2015, the remaining increase of $131.5 million is comprised of a favorable rate variance of approximately $179.1 million or $5.25 increase per prescription dispensed, partially offset by an unfavorable volume variance of $47.6 million or 879,000 less prescriptions dispensed. The increase in revenue per prescription dispensed is due to an increase in specialty oncology per prescription drug price along with brand inflation.

Revenues increased $136.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of the inclusion of a full year of revenues from the five acquisitions of long-term care businesses in 2013 (the "2013 Acquisitions") and the acquisition of OncoMed Specialty, LLC ("Onco"); in addition, revenues increased as a result of the acquisitions of four long-term care businesses and one infusion business (collectively, the "2014 Acquisitions").  The increases from the 2013 Acquisitions and 2014 Acquisitions were partially offset by decreases in revenues due to the loss of Kindred as a customer. Excluding the $2.9 million California Medicaid estimated recoupment recognized in the third quarter of 2013, the remaining increase of $133.7 million is comprised of a favorable rate variance of approximately $261.0 million or $7.45 increase per prescription dispensed, partially offset by an unfavorable volume variance of $127.3 million or 2,728,000 less prescriptions dispensed. The increase in revenue per prescription dispensed is due to the Onco acquisition along with brand inflation.

Gross Profit

Gross profit for the year ended December 31, 2015 was $332.6 million or $9.75 per prescription dispensed, excluding the reversal of the $2.5 million California Medicaid estimated recoupment, compared to $339.3 million or $9.69 per prescription dispensed for the year ended December 31, 2014.  Gross profit margin for the year ended December 31, 2015 was 16.4% compared to 17.9% for the year ended December 31, 2014. Gross profit margin was adversely impacted by ABDC's termination of the Previous PVA and the Corporation entering into the Cardinal Health PVA.

Gross profit for the year ended December 31, 2014 was $339.3 million or $9.69 per prescription dispensed compared to $330.1 million or $8.75 per prescription dispensed, excluding the $2.9 million California Medicaid estimated recoupment, for the year ended December 31, 2013.  Gross profit was favorably impacted by improved purchasing flexibility under the Previous PVA resulting in lower costs, the 2014 Acquisitions, and the Corporation's restructuring incentives. Gross profit margin for the year ended December 31, 2014 was 17.9% compared to 18.8%, adjusted for the California Medicaid estimated recoupment, for the year ended December 31, 2013. While gross profit margin was adversely impacted by lower margins in the Corporation's Onco oncology business, the gross profit per prescription dispensed is favorably impacted by the acquisition of Onco on December 6, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $222.5 million for the year ended December 31, 2015 compared to $236.3 million for the year ended December 31, 2014.  The decrease of $13.8 million is primarily due to a decrease in bad debt expense of $15.3 million as the Corporation improved its client mix and reversed an allowance of $4.6 million related to a customer account for which the Corporation received a significant settlement payment. These decreases are partially offset by an increase in depreciation expense and contract labor costs.

Selling, general and administrative expenses were $236.3 million for the year ended December 31, 2014 compared to $225.3 million for the year ended December 31, 2013. The increase of $11.0 million is primarily due to the 2014 Acquisitions, as well as the 2013 acquisition of Onco, along with an increase in contract labor and employee benefit costs.

Depreciation and Amortization

Depreciation expense was $23.1 million for the year ended December 31, 2015 compared to $20.3 million for the year ended December 31, 2014. The increase of $2.8 million is due primarily to depreciation expense recognized on the assets acquired through the 2014 Acquisitions as well as additions to fixed assets.

Amortization expense was $28.6 million for the year ended December 31, 2015 compared to $20.1 million for the year ended December 31, 2014. The increase of $8.5 million is due primarily to amortization expense recognized on intangible assets acquired through the 2014 Acquisitions and 2015 Acquisitions.

Depreciation expense was $20.3 million for the year ended December 31, 2014 compared to $19.3 million for the year ended December 31, 2013. The increase of $1.0 million is due primarily to depreciation expense recognized as a result of the 2014 Acquisitions.

Amortization expense was $20.1 million for the year ended December 31, 2014 compared to $15.4 million for the year ended December 31, 2013. The increase of $4.7 million of amortization expense is a result of intangible amortization related to the 2013 Acquisitions and 2014 Acquisitions.

Settlements, Litigation and Other Related Charges

Settlements, litigation and other related charges were $13.3 million for the year ended December 31, 2015 compared to $37.3 million for the year ended December 31, 2014.  These costs relate to the Corporation's defense of certain investigations and litigations in a number of cases for which the outcome of the litigation is uncertain, which is described more fully in Note 6.

Settlements, litigation and other related charges were $37.3 million for the year ended December 31, 2014 compared to $19.6 million for the year ended December 31, 2013.

Restructuring and Impairment Charges

Restructuring and impairment charges were $0.5 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014.  These costs are part of the Corporation's initiative to realign the organization in connection with the loss of two significant customers in 2014. The amounts recognized in 2015 relate to the Corporation's specialty infusion business restructuring and centralization initiative.

Restructuring and impairment charges were $3.3 million for the year ended December 31, 2014 compared to $4.4 million for the year ended December 31, 2013. The decrease of $1.1 million is due to a decrease in costs associated with the Corporation's restructuring plan relating to the loss of two of the Corporation's significant customers effective December 31, 2013.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $21.3 million for the year ended December 31, 2015 compared to $13.6 million for the year ended December 31, 2014. The increase was related to costs associated with the 2014 Acquisitions and 2015 Acquisitions.

Merger, acquisition, integration costs and other charges were $13.6 million, for the year ended December 31, 2014 compared to $8.1 million for the years ended December 31, 2013. The increase was related to costs associated with the 2014 Acquisitions.

Hurricane Sandy disaster costs (recoveries)

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas.  The financial impacts of the storm to the Corporation's Long Beach facility as well as damage and disruption at our customer's facilities have been recorded as a separate component in the consolidated income statements.  Hurricane Sandy disaster costs (recoveries) were $(4.9) million, $(1.7) million, and $(1.4) million for the years ended December 31, 2015, 2014, and 2013, respectively.

The Corporation has recovered certain losses associated with Hurricane Sandy from the insurance carrier and settled both tangible property losses and the business interruption portion of its insurance claim during the year ended December 31, 2015.  The Corporation's settlement of covered losses was equal to $6.9 million for business interruption and $5.3 million for other losses.  After consideration of a $7.2 million advance by the insurance carrier, the Corporation received a final payment of $5.0 million.  During the year ended December 31, 2015, the Corporation realized $4.9 million as income which is shown in the Hurricane Sandy disaster costs (recoveries) line item of the consolidated income statements for the year ended December 31, 2015.  The cash payment is shown on the consolidated cash flow statement in both operating and investing cash flows, recognizing the amounts that were reimbursed related to the fixed asset losses in investing activities.

Interest Expense

Interest expense was $6.6 million for the year ended December 31, 2015 compared to $9.9 million for the years ended December 31, 2014.  The decrease was primarily due to lower amortization of deferred financing costs and net activity associated with the mandatorily redeemable interest liability, partially offset by an increase in interest on the revolving credit facility due to a higher outstanding balance primarily to fund acquisitions.  Long-term debt, including the current portion, was $427.3 million and $350.7 million as of December 31, 2015 and December 31, 2014 (as adjusted), respectively.
Interest expense was $9.9 million for the year ended December 31, 2014 compared to $10.6 million for the year ended December 31, 2013. The decrease was primarily due to lower interest rates on the term loan and lower amortization of deferred financing costs, both associated with the Credit Agreement (as defined in Note 5 to the consolidated financial statements) which became effective in the third quarter of 2014.  These decreases are partially offset by larger borrowings on the revolving credit facility in 2014.

Debt Extinguishment

As a result of the Prior Credit Agreement, the Corporation recorded a loss on debt extinguishment of $4.3 million in the consolidated income statements for the year ended December 31, 2014.  The loss recorded consisted primarily of deferred financing fees associated with the Prior Credit Agreement.

Tax Provision

The effective tax rate for the year ended December 31, 2015 was 25.7%, which was comprised of the 35.0% federal rate, 3.2% for the state rate, and (12.5%) for other permanent differences and discrete items. The rate for the year ended December 31, 2015 was favorably impacted by the legal settlements with the Department of Justice being treated as deductible for income tax purposes. For purposes of the tax provision for the year ended December 31, 2015, the Corporation has made a determination based on a third-party evaluation that $23.5 million of the legal settlement related to the Department of Justice lawsuit will be deductible as paid during the next three years. Accordingly, this resulted in a decrease in the twelve month tax provision of approximately $9.2 million, or approximately 19.4% of pre-tax income. The effective tax rate was also favorably impacted by the Domestic Production Activities Deduction of 1.0% and the federal research and development credits of 0.6%. The Domestic Production Activities Deduction had a lower favorable effect on the effective tax rate in the current year due to the favorable legal settlement item noted above as well as other favorable current year temporary differences reducing 2015 taxable income.  Excluding the impact of the legal expenses and other discrete items, the normalized 2015 provision for income taxes as a percentage of pre-tax income would have been 37.0%, comprised of 35.0% federal rate, 2.9% for the state rate and (0.9)% for permanent differences.  When compared to the normalized rate for 2014 of 36.5%, the 0.5% increase is primarily attributable to decreases in the Domestic Production Activities Deduction caused by a decrease in taxable income and an increase in the 162(m) compensation limitation related adjustment.
The effective tax rate for the year ended December 31, 2014 was 58.0%, which was comprised of the 35.0% federal rate, 5.1% for the state rate, and 17.9% for other permanent differences. The rate for the year ended December 31, 2014 was unfavorably impacted by the Corporation's accrued legal settlements for the Department of Justice and Drug Enforcement Agency. The total unfavorable amount related to accrued legal settlements was a $5.1 million impact on tax, or 31.3%.  The effective tax rate was favorably impacted by the Domestic Production Activities Deduction of 7.1% and federal research and development credits of 1.5%.  Excluding the impact of the legal settlement accruals and other discrete items, the effective rate for the period ended December 31, 2014 would have been 36.5%, comprised of 35.0% federal rate, 3.1% for the state rate and (1.6)% for permanent differences.

Liquidity and Capital Resources

The primary sources of liquidity for the Corporation are cash flows from operations and the availability under the Credit Agreement. Historically, the Corporation has used substantially all of its available cash to make acquisitions. Based upon our existing cash levels, expected operating cash flows, capital spending, potential future acquisitions, and the availability of funds under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Cash Flows—The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Years Ended December 31,
	2013	2014	2015

Net cash provided by operating activities	$155.7	$48.4	$18.5
Net cash used in investing activities	(53.7)	(157.0)	(104.1)
Net cash provided by (used in) financing activities	(90.1)	117.7	75.4
Net increase (decrease) in cash and cash equivalents	11.9	9.1	(10.2)
Cash and cash equivalents at beginning of year	12.3	24.2	33.3
Cash and cash equivalents at end of year	$24.2	$33.3	$23.1

Operating Activities – Cash provided by operating activities aggregated $18.5 million for the year ended December 31, 2015 compared to $48.4 million for the year ended December 31, 2014. The $29.9 million decrease in cash provided by operating activities is due to a slight increase in trade accounts receivable, an increase in income tax receivables, and legal settlement payments of $23.4 million that were made in 2015. Additionally, the prime vendor payment to Cardinal Health is payable every Friday.  The payment due on New Year's Day, January 1, 2016, was accelerated to Thursday, December 31, 2015, in accordance with the terms of the contract. The amount of the payment was $21.0 million. These decreases were partially offset by $48.8 million in ABDC drug purchase payments withheld in the first quarter of 2015 and an increase in net income for the year ended December 31, 2015.

Cash provided by operating activities aggregated $48.4 million for the year ended December 31, 2014 compared to $155.7 million for the year ended December 31, 2013. The decrease in cash provided by operating activities is due to an increase in inventory purchasing reflecting the Corporation's purchasing strategies, an increase in accumulated rebates receivable as a result of the ABDC dispute, as discussed in Note 6, along with an increase in cash used in payment of accounts payable.

Investing Activities – Cash used in investing activities aggregated $104.1 million for the year ended December 31, 2015 compared to $157.0 million for the year ended December 31, 2014. The decrease in cash used in investing activities is due to less cash needed to complete acquisitions during the year ended December 31, 2015, along with the insurance recovery received as a result of the Hurricane Sandy settlement as further discussed in Note 9.

Cash used in investing activities aggregated $157.0 million for the year ended December 31, 2014 compared to $53.7 million for the year ended December 31, 2013. The increase in cash used in investing activities is primarily due to the five businesses the Corporation acquired in 2014, partially offset by a decrease in capital expenditures.

Financing Activities – Cash provided by financing activities aggregated $75.4 million for the year ended December 31, 2015 as compared to $117.7 million for the year ended December 31, 2014. The decrease in cash provided by financing activities is due to the net activity in 2015 on the term loan and the revolving credit facility being less than it was in 2014.

Cash provided by financing activities aggregated $117.7 million for the year ended December 31, 2014 compared to cash used in financing activities of $90.1 million for the year ended December 31, 2013. The increase in cash provided by financing activities is due primarily to borrowings on the revolving credit facility the Corporation used to complete business acquisitions in 2014.

Credit Agreement

On September 17, 2014, the Corporation entered into a $535.0 million Credit Agreement with Bank of America, N.A. as administrative agent (the "Credit Agreement"). The Credit Agreement replaced the $450.0 million five-year credit agreement dated as of May 2, 2011, among the Corporation, Citibank, N.A., as Administrative Agent, and certain lenders. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility. The terms and conditions of the Credit Agreement are customary to facilities of this nature. Unless terminated earlier, the Credit Agreement will mature on September 17, 2019, and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, if any, will be payable in full on such date.

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

The Corporation had a total of $219.4 million of term debt outstanding under the Credit Agreement and $207.0 million outstanding under the revolving portion of the Credit Agreement as of December 31, 2015. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2015 was $2.8 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $100.2 million as of December 31, 2015.

The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios.  The Corporation was compliant with all debt covenant requirements at December 31, 2015.

The obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

Drug Wholesaler Agreements

We obtain pharmaceutical and other products from Cardinal Health pursuant to the Cardinal Health PVA effective April 1, 2015.  The Corporation also obtains pharmaceutical and other products for discounted prices directly from pharmaceutical manufacturers.  While the loss of a supplier could adversely affect our business if alternate sources of supply are unavailable or if available are significantly more expensive, numerous sources of supply are generally available to us and we have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies to conduct our business.

The Corporation seeks to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers.  Cardinal Health maintains local distribution facilities in most geographic markets in which we operate.

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of December 31, 2015. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash and the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.  The Corporation purchased no shares under the program during the year ended December 31, 2015.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 159,570 shares of certain vested awards and the exercise of certain stock options for an aggregate price of approximately $4.3 million during the year ended December 31, 2015. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2015, the Corporation had a total of 2,776,875 shares held as treasury stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than purchase commitments and lease obligations. See "Contractual Obligations" below.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2015 (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter
Operating activities:
Prime Vendor Agreement (1)	$-	$-	$-	$-	$-	$-
Non-cancelable operating and capital leases	19.1	18.6	16.4	10.3	10.3	6.9
Financing activities:
Debt payments	11.3	11.3	11.3	392.5	-	-
Interest payments (2)	5.3	5.0	4.7	3.4	-	-
Totals	$35.7	$34.9	$32.4	$406.2	$10.3	$6.9

(1)	Under the Cardinal Health PVA, the Corporation is required to purchase a certain percentage of its drug purchases through Cardinal Health through June 30, 2018.
(2)	Estimated interest amounts do not include interest on the revolving credit facility, as the timing and amounts are uncertain.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the years ended December 31, 2014 and 2015 (in millions, except where indicated):
	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$452.2	$448.6	$470.2	$523.5	$511.6	$497.5	$498.8	$520.6
Cost of goods sold	372.2	366.7	387.2	429.1	423.0	416.3	420.2	433.9
Gross profit	80.0	81.9	83.0	94.4	88.6	81.2	78.6	86.7
Selling, general and administrative	57.2	57.9	56.0	65.2	59.0	55.4	52.7	55.4
Amortization expense	4.4	4.3	4.9	6.5	6.6	7.0	7.0	8.0
Merger, acquisition, integration costs, and other charges	5.0	1.5	3.8	3.3	3.8	3.4	8.0	6.1
Settlement, litigation and other related charges	1.2	26.6	1.1	8.4	2.3	6.9	2.1	2.0
Restructuring and impairment charges	1.9	1.2	0.1	0.1	0.1	-	0.2	0.2
Hurricane Sandy disaster costs (recoveries)	-	0.1	-	(1.8)	-	-	0.1	(5.0)
Operating income (loss)	10.3	(9.7)	17.1	12.7	16.8	8.5	8.5	20.0
Interest expense, net	2.5	2.3	2.1	3.0	1.4	1.9	2.1	1.2
Loss on debt extinguishment	-	-	4.3	-	-	-	-	-
Income (loss) before income taxes	7.8	(12.0)	10.7	9.7	15.4	6.6	6.4	18.8
Provision (benefit) for income taxes	3.0	(2.3)	2.2	6.5	5.8	4.3	3.4	(1.4)
Net income (loss)	$4.8	$(9.7)	$8.5	$3.2	$9.6	$2.3	$3.0	$20.2

Earnings (loss) per share (1):
Basic	$0.16	$(0.32)	$0.28	$0.11	$0.32	$0.08	$0.10	$0.66
Diluted	$0.16	$(0.32)	$0.28	$0.10	$0.31	$0.07	$0.10	$0.66

Adjusted diluted earnings per diluted share (1)(2):	$0.38	$0.41	$0.44	$0.46	$0.48	$0.38	$0.38	$0.45

Shares used in computing earnings (loss) per share:
Basic	29.8	30.0	30.1	30.1	30.2	30.4	30.4	30.4
Diluted	30.4	30.0	30.6	30.7	30.7	30.8	30.9	31.0

Balance sheet data:
Cash and cash equivalents	$12.7	$11.1	$7.1	$33.3	$25.2	$21.3	$40.0	$23.1
Working capital (3)	$273.4	$310.3	$335.1	$319.1	$292.8	$293.5	$285.1	$342.1
Goodwill (3)	$282.7	$286.9	$319.5	$323.6	$341.9	$341.9	$341.8	$371.0
Intangible assets, net	$131.9	$130.4	$184.1	$177.6	$179.2	$172.2	$165.2	$190.2
Total assets (3)	$868.6	$922.5	$1,045.5	$1,074.0	$1,044.9	$1,062.3	$1,060.0	$1,153.7
Long-term debt	$230.9	$268.9	$360.9	$350.7	$325.5	$349.3	$337.4	$427.3
Total stockholders' equity	$470.0	$462.2	$472.7	$478.1	$487.1	$492.1	$496.9	$519.4

Supplemental information:
Adjusted EBITDA(2)	$29.7	$30.6	$33.0	$37.3	$37.4	$33.2	$33.3	$37.1
Adjusted EBITDA Margin (2)	6.6%	6.8%	7.0%	7.1%	7.3%	6.7%	6.7%	7.1%
Adjusted EBITDA per prescription dispensed (2)	$3.45	$3.64	$3.89	$3.93	$4.13	$3.93	$4.06	$4.41
Net cash provided by (used in) operating activities	$4.4	$(26.5)	$19.7	$50.8	$44.3	$(22.2)	$37.5	$(41.1)
Net cash used in investing activities	$(16.3)	$(13.6)	$(113.4)	$(13.7)	$(25.0)	$(6.5)	$(6.8)	$(65.8)
Net cash (used in) provided by financing activities	$0.4	$38.5	$89.7	$(10.9)	$(27.4)	$24.8	$(12.0)	$90.0

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	8,608	8,411	8,492	9,491	9,053	8,452	8,208	8,411
Revenue per prescription dispensed (4)	$52.53	$53.33	$55.37	$55.16	$56.51	$58.86	$60.77	$61.60
Gross profit per prescription dispensed (4)	$9.29	$9.74	$9.77	$9.95	$9.79	$9.61	$9.58	$10.01
Gross profit margin (4)	17.7%	18.3%	17.7%	18.0%	17.3%	16.3%	15.8%	16.3%
Generic drug dispensing rate	84.5%	85.0%	85.1%	84.9%	85.3%	86.0%	86.5%	86.3%
Inventory days on hand	26.0	35.1	31.7	29.1	26.1	29.6	25.7	32.9
Revenue days outstanding	37.7	37.0	36.7	34.9	34.0	35.4	35.5	34.7

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
(3)          As adjusted, see Note 2—Acquisitions in the Consolidated Financial Statements.
(4)          The fourth quarter 2015 amounts do not include the $2.5 million California Medicaid recoupment reversal.

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as a performance measure. The measurement is used in concert with net income and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation's debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation's discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operating activities data as measured under U.S. GAAP. The items excluded from Adjusted EBITDA but included in the calculation of the Corporation's reported net income and cash flows from operating activities are significant components of the accompanying consolidated operating income statements and cash flows, and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation's calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation's net income (loss) and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs,  restructuring and impairment charges, California Medicaid estimated recoupment, stock-based compensation and deferred compensation, loss on debt extinguishment, and impact of discrete items on tax provision ("the Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides investors and management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings (loss) per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income (Loss) to Adjusted EBITDA (dollars in millions)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income (loss)	$4.8	$(9.7)	$8.5	$3.2	$9.6	$2.3	$3.0	$20.2
Add:
Interest expense, net	2.5	2.3	2.1	3.0	1.4	1.9	2.1	1.2
Merger, acquisition, integration costs and other charges	5.0	1.5	3.1	3.3	3.8	3.4	8.0	6.1
Settlement, litigation and other related charges	1.2	26.6	1.1	8.4	2.3	6.9	2.1	2.0
California Medicaid recoupment	-	-	-	-	-	-	-	(2.5)
Restructuring and impairment charges	1.9	1.2	0.1	0.1	0.1	-	0.2	0.2
Loss on extinguishment of debt	-	-	4.3	-	-	-	-	-
Hurricane Sandy disaster costs (recoveries)	-	0.1	-	(1.8)	-	-	0.1	(5.0)
Stock-based compensation and deferred compensation	2.1	1.8	1.8	2.3	2.0	1.7	1.7	2.4
Provision (benefit) for income taxes	3.0	(2.3)	2.2	6.5	5.8	4.3	3.4	(1.4)
Depreciation and amortization expense	9.2	9.1	9.8	12.3	12.4	12.7	12.7	13.9
Adjusted EBITDA	$29.7	$30.6	$33.0	$37.3	$37.4	$33.2	$33.3	$37.1
Adjusted EBITDA Margin	6.6%	6.8%	7.0%	7.1%	7.3%	6.7%	6.7%	7.1%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows (dollars in millions)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$29.7	$30.6	$33.0	$37.3	$37.4	$33.2	$33.3	$37.1
Interest expense, net	(2.5)	(2.3)	(2.1)	(3.0)	(1.4)	(1.9)	(2.1)	(1.2)
Merger, acquisition, integration costs and other charges	(5.6)	(29.4)	(4.3)	(11.8)	(6.2)	(10.3)	(10.4)	(0.8)
Provision for bad debt	5.6	5.7	5.3	6.6	5.0	3.0	1.5	(1.6)
Amortization of deferred financing fees	0.7	0.6	0.5	0.1	0.1	0.2	0.1	0.2
Loss (gain) on disposition of equipment	(0.1)	-	-	-	0.1	-	-	(0.1)
(Gain) loss on acquisition	(0.3)	-	0.1	-	-	-	-	(0.4)
Provision (benefit) for income taxes	(3.0)	2.3	(2.2)	(6.5)	(5.8)	(4.3)	(3.4)	1.4
Deferred income taxes	4.0	(3.3)	(4.0)	1.0	2.3	0.2	2.1	(0.6)
Changes in federal and state income tax payable (receivable)	(1.3)	(2.8)	3.7	7.6	0.1	(9.1)	(1.0)	(0.7)
Excess tax benefit from stock-based compensation	(2.7)	(0.5)	(0.2)	-	(1.9)	(0.2)	(0.2)	(0.1)
Changes in assets and liabilities	(20.2)	(27.4)	(10.1)	19.1	14.6	(33.1)	17.6	(74.2)
Other	0.1	-	-	0.4	-	0.1	-	(0.1)
Net Cash Flows Provided by (Used in) Operating Activities	$4.4	$(26.5)	$19.7	$50.8	$44.3	$(22.2)	$37.5	$(41.1)

Unaudited Reconciliation of Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share (dollars in millions)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Diluted earnings (loss) per share	$0.16	$(0.32)	$0.28	$0.10	$0.31	$0.07	$0.10	$0.66
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.10	0.03	0.06	0.08	0.08	0.07	0.17	0.11
Settlement, litigation and other related charges	0.03	0.61	0.02	0.11	0.05	0.13	0.04	0.05
California Medicaid recoupment	-	-	-	-	-	-	-	(0.05)
Restructuring and impairment charges	0.04	0.03	-	-	-	-	0.01	-
Loss on extinguishment of debt	-	-	0.09	-	-	-	-	-
Hurricane Sandy disaster costs (recoveries)	-	-	-	(0.04)	-	-	-	(0.10)
Stock-based compensation and deferred compensation	0.04	0.04	0.04	0.05	0.04	0.04	0.04	0.04
Impact of discrete items and non-recurring charges on tax provision	0.01	0.02	(0.05)	0.16	-	0.07	0.02	(0.26)
Adjusted diluted earnings per share	$0.38	$0.41	$0.44	$0.46	$0.48	$0.38	$0.38	$0.45

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

On September 17, 2014, the Corporation entered into the Credit Agreement. The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility.  Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation's option, a base rate plus a margin between 0.50% and 1.25% per annum, or a Eurodollar Rate plus a margin between 1.50% and 2.25% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate plus 0.5%, and the Eurodollar Rate plus 1.0%.   As of December 31, 2015, borrowings under the term loan bore interest at a rate of 2.4% per annum based upon the one month adjusted LIBO rate plus margin, and the revolving credit facility bore interest at a rate of 2.4% per annum based upon the LIBO rate plus applicable margin.

Based upon the amount of variable rate debt outstanding as of December 31, 2015, a 100 basis point change in interest rates would affect the Corporation's future pre-tax earnings by approximately $4.2 million on an annual basis. The estimated change to the Corporation's interest expense is determined by considering the impact of hypothetical interest rates on the Corporation's borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation's credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation's management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.                          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PharMerica Corporation:

We have audited the accompanying consolidated balance sheets of PharMerica Corporation and subsidiaries (the Corporation) as of December 31, 2014 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PharMerica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management's Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the 2015 Acquisitions from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Corporation in 2015. We have also excluded the 2015 Acquisitions from our audit of internal control over financial reporting. The total assets and total revenues of the 2015 Acquisitions represent approximately 6.7% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ KPMG LLP
Louisville, Kentucky
February 26, 2016

PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2013, 2014 and 2015
(In millions, except share and per share amounts)

	2013	2014	2015
Revenues	$1,757.9	$1,894.5	$2,028.5
Cost of goods sold	1,430.7	1,555.2	1,693.4
Gross profit	327.2	339.3	335.1
Selling, general and administrative expenses	225.3	236.3	222.5
Amortization expense	15.4	20.1	28.6
Merger, acquisition, integration costs and other charges	8.1	13.6	21.3
Settlement, litigation and other related charges	19.6	37.3	13.3
Restructuring and impairment charges	4.4	3.3	0.5
Hurricane Sandy disaster costs (recoveries)	(1.4)	(1.7)	(4.9)
Operating income	55.8	30.4	53.8
Interest expense, net	10.6	9.9	6.6
Loss on extinguishment of debt	-	4.3	-
Income before income taxes	45.2	16.2	47.2
Provision for income taxes	26.3	9.4	12.1
Net income	$18.9	$6.8	$35.1

Earnings per common share:
Basic	$0.64	$0.23	$1.16
Diluted	$0.63	$0.22	$1.14

Shares used in computing earnings per common share:
Basic	29,601,199	29,983,428	30,363,588
Diluted	30,075,699	30,649,131	30,767,366

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2015
(In millions, except share and per share amounts)

	(As Adjusted) December 31, 2014	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$33.3	$23.1
Accounts receivable, net	195.4	200.5
Inventory	135.5	155.2
Deferred tax assets, net	42.8	41.8
Income taxes receivable	-	10.5
Prepaids and other assets	90.3	52.4
	497.3	483.5

Equipment and leasehold improvements	196.4	218.5
Accumulated depreciation	(125.0)	(144.0)
	71.4	74.5

Goodwill	323.6	371.0
Intangible assets, net	177.6	190.2
Other long-term assets (See Note 6)	4.1	34.5
	$1,074.0	$1,153.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96.0	$71.7
Salaries, wages and other compensation	35.1	30.6
Current portion of long-term debt	6.3	11.6
Income taxes payable	2.3	-
Other accrued liabilities	38.5	27.5
	178.2	141.4

Long-term debt	344.4	415.7
Other long-term liabilities	57.6	56.5
Deferred tax liabilities	15.7	20.7
Commitments and contingencies (See Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2014 and 2015	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 32,725,786 and 33,237,732 shares issued as of December 31, 2014 and 2015, respectively	0.3	0.3
Capital in excess of par value	394.1	404.6
Retained earnings	117.0	152.1
Treasury stock at cost, 2,617,305 and 2,776,875 shares at December 31, 2014 and December 31, 2015, respectively	(33.3)	(37.6)
	478.1	519.4
	$1,074.0	$1,153.7

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2014 and 2015
(In millions)

	2013	2014	2015
Cash flows provided by (used in) operating activities:
Net income	$18.9	$6.8	$35.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.3	20.3	23.1
Amortization	15.4	20.1	28.6
Impairment charge	0.1	-	-
Merger, acquisition, integration costs and other charges	-	2.5	-
Hurricane Sandy disaster costs (recoveries)	0.2	(1.8)	-
Stock-based compensation and deferred compensation	8.7	8.0	7.8
Amortization of deferred financing fees	2.3	1.9	0.6
Deferred income taxes	12.0	(2.3)	4.0
Loss on disposition of equipment	0.6	-	-
Gain on acquisition/disposition	(1.3)	(0.2)	(0.4)
Loss on debt extinguishment	-	4.3	-
Other	(0.1)	0.4	-
Change in operating assets and liabilities:
Accounts receivable, net	16.5	29.1	(2.4)
Inventory	32.7	(18.8)	(15.9)
Prepaids and other assets	(1.4)	(49.2)	4.2
Accounts payable	17.1	(2.9)	(24.0)
Salaries, wages and other compensation	(4.2)	(4.9)	(4.7)
Other accrued and long-term liabilities	19.3	31.3	(24.4)
Change in income taxes payable (receivable)	-	7.2	(10.7)
Excess tax benefit from stock-based compensation	(0.4)	(3.4)	(2.4)
Net cash provided by operating activities	155.7	48.4	18.5

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(27.3)	(25.6)	(23.9)
Hurricane Sandy insurance recovery	-	-	3.3
Acquisitions, net of cash acquired	(26.5)	(133.7)	(83.6)
Cash proceeds from the sale of assets	0.1	0.1	0.1
Cash proceeds from dispositions, including insurance	-	2.2	-
Net cash used in investing activities	(53.7)	(157.0)	(104.1)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(12.5)	(231.3)	(5.6)
Proceeds from long-term debt	-	225.0	-
Net activity of long-term revolving credit facility	(71.7)	125.0	82.0
Payment of debt issuance costs	-	(2.7)	-
Repayments of capital lease obligations	-	-	0.1
Issuance of common stock	9.9	3.4	0.8
Treasury stock at cost	(16.2)	(5.1)	(4.3)
Excess tax benefit from stock-based compensation	0.4	3.4	2.4
Net cash provided by (used in) financing activities	(90.1)	117.7	75.4

Change in cash and cash equivalents	11.9	9.1	(10.2)
Cash and cash equivalents at beginning of year	12.3	24.2	33.3

Cash and cash equivalents at end of year	$24.2	$33.3	$23.1

Supplemental information:
Cash paid for interest	$8.4	$7.8	$8.5
Cash paid for taxes	$18.1	$5.3	$19.4

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2014 and 2015
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2012	29,487,455	$0.3	$363.0	$91.3	$(12.0)	$442.6
Net income				18.9		18.9
Exercise of stock options and tax components of stock-based awards, net	622,712	-	10.0	-	-	10.0
Vested restricted stock units	325,257	-	-	-	-	-
Vested performance share units	62,547	-	-	-	-	-
Treasury stock at cost	(960,678)	-	-	-	(16.2)	(16.2)
Stock-based compensation -non-vested restricted stock	-	-	6.2	-	-	6.2
Stock-based compensation -stock options	-	-	1.0	-	-	1.0
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5
Net income				6.8		6.8
Exercise of stock options and tax components of stock-based awards, net	283,809	-	6.5	-	-	6.5
Vested restricted stock units	288,076	-	-	-	-	-
Vested performance share units	199,637	-	-	-	-	-
Treasury stock at cost	(200,334)	-	-	-	(5.1)	(5.1)
Stock-based compensation -non-vested restricted stock	-	-	6.8	-	-	6.8
Stock-based compensation -stock options	-	-	0.6	-	-	0.6
Balance at December 31, 2014	30,108,481	$0.3	$394.1	$117.0	$(33.3)	$478.1
Net income				35.1		35.1
Exercise of stock options and tax components of stock-based awards, net	149,314	-	2.9	-	-	2.9
Vested restricted stock units	219,625	-	-	-	-	-
Vested performance share units	143,007	-	-	-	-	-
Treasury stock at cost	(159,570)	-	-	-	(4.3)	(4.3)
Stock-based compensation -non-vested restricted stock	-	-	7.5	-	-	7.5
Stock-based compensation -stock options	-	-	0.1	-	-	0.1
Balance at December 31, 2015	30,460,857	$0.3	$404.6	$152.1	$(37.6)	$519.4

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries, (the "Corporation"), is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States.  The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 94 institutional pharmacies, 17 specialty infusion pharmacies, and 5 specialty oncology pharmacies in 45 states.  The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers.  The Corporation is generally the primary source of supply of pharmaceuticals to its customers.

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

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates are involved in collectability of accounts receivable, revenue recognition, inventory valuation, supplier rebates and the valuation of long-lived assets and goodwill. Actual amounts may differ from these estimates.

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; the overall condition of the Corporation's customers and suppliers; the intense competition in the Corporation's industry; the loss of one or more key pharmaceutical manufacturers; changes in manufacturers' rebate programs; the risk of loss of revenues due to the loss of certain customers or a customer or owner of a skilled nursing facility entering the institutional pharmacy business; the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss; the home infusion joint ventures formed with hospitals could adversely affect the Corporation's financial results; the decline in operating revenues and profitability with an increase in the Corporation's generic dispensing rate; the loss of prescription volumes and revenue from pharmaceutical products that develop unexpected safety or efficacy concerns; reduction in reimbursement rates for the Corporation's products and/or medical treatments or services may reduce profitability; modifications to the Medicare Part D program which may reduce revenue or impose additional costs; changes in Medicaid reimbursement which may reduce revenue; the payments of significant penalties and damages for failure to comply with complex and rapidly evolving laws and regulations, as well as licensure requirements; the adverse results from material litigation or governmental inquires including the possible insufficiency of any accruals established by the Corporation could have a material impact on the Corporation's business; failure to comply with Medicare and Medicaid regulations could result in loss of eligibility to participate in these programs; efforts by payers to control costs; healthcare reform adversely impacting the liquidity of the Corporation's customers thus affecting their ability to make timely payments to the Corporation; increasing enforcement in the U.S. healthcare industry negatively impacting the Corporation's business; further consolidation of managed care organizations and other third-party payers adversely affecting the Corporation's profits; Federal and state medical privacy regulations increasing costs of operations and exposing the Corporation to civil and criminal sanctions; interruption or damage to the Corporation's sophisticated information systems; purchasing a significant portion of the Corporation's pharmaceutical products from one supplier; attracting and retaining key executives, pharmacists, and other healthcare personnel; revenues and volumes adversely affected by certain factors in markets in which the Corporation operates, including weather; the provisions in the Corporation's certification of incorporation and bylaws could delay or prevent a change of control that stockholders favor; changes in volatility of the Corporation's stock price; successfully pursuing development and acquisition activities; indebtedness that restricts the Corporation's ability to pay cash dividends and has a negative impact on the Corporation's financing options; exposure to changes in interest rates; the potential impact of the litigation proceedings with AmerisourceBergen Drug Corporation ("ABDC") regarding the Previous Prime Vendor Agreement ("Previous PVA") and collection of the $23.5 million included in other long-term assets on the accompanying consolidated balance sheets; the Corporation's ability to collect outstanding receivables, changes in tax laws and regulations, changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2014 and 2015, the Corporation did not hold a material amount of funds in cash equivalent money market accounts.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Financial liabilities and non-financial assets recorded at fair value at December 31, 2014 and 2015, are set forth in the tables below (dollars in millions):

As of December 31, 2014	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.0)	$-	$(8.0)	$-		A
Contingent Consideration	$(1.1)	$-	$-	$(1.1)		C
Mandatorily Redeemable Interest	$(8.3)	$-	$-	$(8.3)		C

As of December 31, 2015	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.2)	$-	$(8.2)	$-		A
Contingent Consideration	$(11.5)	$-	$-	$(11.5)		C
Mandatorily Redeemable Interest	$(5.8)	$-	$-	$(5.8)		C

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

The contingent consideration represents future earn-outs associated with the Corporation's acquisition of an infusion business and a hospital services business both purchased in 2015. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement.  These liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC ("Onco") purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest liability to estimated fair value as of December 31, 2015.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended December 31, 2014 and December 31, 2015, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.  The following table summarizes the change in fair value of the Corporation's contingent consideration and mandatorily redeemable interest identified as Level 3 for the years ended December 31, 2014 and December 31, 2015 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2013	$0.7	$8.2
Additions from business acquisitions	1.1	-
Change in fair value	(0.7)	0.1
Balance, December 31, 2014	1.1	8.3
Additions from business acquisitions	11.9	-
Subtractions from business acquisitions	(1.1)	-
Change in fair value	(0.4)	(2.5)
Balance, December 31, 2015	$11.5	$5.8

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

The Corporation has an established process to determine the adequacy of the allowance for doubtful accounts, which relies on analytical tools, specific identification, and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. The Corporation monitors and reviews trends by payer classification along with the composition of the Corporation's accounts receivable aging. This review is focused primarily on trends in private and other payers, PDPs, dual eligible co-payments, historic payment patterns of long-term care institutions, and monitoring respective credit risks. In addition, the Corporation analyzes other factors such as revenue days in accounts receivables, denial trends by payer types, payment patterns by payer types, subsequent cash collections, and current events that may impact payment patterns of the Corporation's long-term care institution customers. Accounts receivable are written off after collection efforts have been completed in accordance with the Corporation's policies.

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	(As Adjusted)
	December 31,	December 31,
	2014	2015
Institutional healthcare providers	$153.2	$145.9
Medicare Part D	30.5	30.2
Private payer and other	30.6	26.8
Insured	24.5	31.1
Medicaid	11.7	12.6
Medicare	3.0	3.2
Allowance for doubtful accounts	(58.1)	(49.3)
	$195.4	$200.5

0 to 60 days	58.8%	62.0%
61 to 120 days	17.2%	15.0%
Over 120 days	24.0%	23.0%
	100.0%	100.0%

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges Included in Selling, General & Administrative Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2013	$56.4	$22.7	$(22.4)	$56.7
Year Ended December 31, 2014	$56.7	$23.2	$(21.8)	$58.1
Year Ended December 31, 2015	$58.1	$7.9	$(16.7)	$49.3

In the fourth quarter of 2015, the Corporation reversed an allowance of $4.6 million related to a customer's outstanding receivable for which a settlement payment was received which significantly exceeded the existing net receivable.  This reversal is reflected in the "Charges Included in Selling, General & Administrative Expenses" column above.

Deferred Financing Fees

The Corporation capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. The Corporation amortizes these deferred financing fees using the effective interest method.

Inventory

Inventory is primarily located at the Corporation's pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out ("FIFO") cost or market. Physical inventories are performed at a minimum on a quarterly basis at the end of the quarter at all pharmacy sites. Cost of goods sold is adjusted based upon the results of the physical inventory counts.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost on the acquisition date and are depreciated using the straight-line method over their estimated useful lives or lease term, if shorter, as follows (in years):

Estimated Useful Lives
Leasehold improvements	1-7
Equipment and software	3-10

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2013, 2014 and 2015, maintenance and repairs were $10.0 million, $11.1 million and $12.5 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation incurred $0.1 million for the year ended December 31, 2013 and no fixed asset impairment charges for the years ended December 31, 2014 and 2015.

The Corporation's equipment and leasehold improvements are further described in Note 3.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over three years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2014 and 2015, the Corporation capitalized internally developed software costs of $14.7 million and $14.3 million, respectively. As of December 31, 2014 and 2015, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $29.4 million and $32.6 million, respectively.

Goodwill and Other Intangibles

The Corporation's policy is to perform a qualitative assessment of its institutional pharmacy and a quantitative assessment of its specialty infusion and specialty oncology reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed the qualitative assessment of its institutional pharmacy at December 31, 2015 and did not find it necessary to perform the first step of the two-step impairment review process based on that analysis.  The Corporation also performed the quantitative assessments as of December 31, 2015 for its specialty infusion and specialty oncology reporting units.  The specialty infusion and specialty oncology reporting unit's fair values as calculated were approximately 23.8 % and 175.7%, respectively, greater than current book value.

The Corporation's finite-lived intangible assets are comprised primarily of trade names, customer relationship assets, limited distributor relationships, doctor and insurer relationships and non-compete agreements. Finite-lived intangible assets are amortized on a straight-line basis over the course of their lives ranging from 5 to 20 years. For impairment reviews, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review. The Corporation's goodwill and intangible assets are further described in Note 4.

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation's self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For years ended December 31, 2013, 2014 and 2015, the expense for employee health benefits was $22.3 million, $15.5 million and $15.7 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2014 and 2015, the Corporation had $2.2 million and $1.8 million, respectively, recorded as a liability for self-insured employee health benefits.

Supplier Rebates

The Corporation receives rebates on purchases from select vendors and suppliers for achieving market share or purchase volumes. Rebates for brand name products are generally based upon achieving a defined market share tier within a therapeutic class and can be based on either purchasing volumes or actual prescriptions dispensed. Rebates for generic products are primarily based on achieving purchasing volume requirements, or in the case of the Prime Vendor Agreement with Cardinal Health ("Cardinal Health PVA"), contractually based requirements. The Corporation generally accounts for these rebates and other incentives received from its vendors and suppliers, relating to the purchase or distribution of inventory, on an accrual basis as an estimated reduction of cost of goods sold and inventory. The estimated accrual is adjusted, if necessary, after the third party validates the appropriate data and notifies the Corporation of its agreement under the terms of the contract. The Corporation considers these rebates to represent product discounts, and as a result, the rebates are allocated as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory or as a reduction of inventory for drugs which have not yet been sold.

Delivery Expenses

The Corporation incurred delivery expenses of $62.0 million, $60.8 million and $56.6 million for the years ended December 31, 2013, 2014, and 2015, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

Stock Option Accounting

The measurement and recognition of compensation cost for all share-based payment awards made to employees and non-employee directors is based on the fair value of the award.  The Corporation recognizes share-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award (see Note 10).

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Impairment Charges

Restructuring and impairment charges in the consolidated financial statements represent amounts expensed for purposes of realigning corporate and pharmacy locations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Corporation accrues for tax obligations, as appropriate, based on facts and circumstances in the various tax jurisdictions. Deferred tax assets and liabilities are more fully described in Note 11.

Mandatorily Redeemable Interest

On December 6, 2013, the Corporation acquired 37.5% of the membership interests of OncoMed Specialty, LLC (the "Onco Acquisition") while also obtaining control of the business.  The subsidiary is consolidated in the Corporation's consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the consolidated balance sheets.

Measurement Period Adjustments

For the year ended December 31, 2015, the Corporation has adjusted certain amounts on the consolidated balance sheet as of December 31, 2014 as a result of measurement period adjustments related to the acquisitions occurring in 2014 (See Note 2).

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs". The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Corporation has elected not to early adopt the provisions of ASU 2015-03.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis". The amendments in this update change the analysis that a reporting entity must conduct to determine whether limited partnerships and similar legal entities should be consolidated. The guidance responds to public concerns that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Corporation does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The standard's core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, although early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Corporation is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Corporation beginning with annual and interim periods in 2017, with early adoption permitted. The Corporation elected not to early adopt the guidance. The Corporation is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2—ACQUISITIONS

2015 Acquisitions

During the year ended December 31, 2015, the Corporation completed acquisitions of two long-term care businesses, two infusion businesses and one hospital services business (collectively the "2015 Acquisitions"), none of which were individually significant to the Corporation. The 2015 Acquisitions had an estimated purchase price of $82.6 million, comprised of a net cash payment of $70.7 million and an estimated fair value of contingent consideration of $11.9 million. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $47.4 million and $41.2 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the acquisitions was $40.4 million as of  December 31, 2015.  The net assets and operating results of the 2015 Acquisitions have been included in the Corporation's consolidated financial statements from the respective dates of acquisition.

Amounts contingently payable related to the 2015 Acquisitions, representing payments originating from earn-out provisions of the infusion acquisition and hospital services acquisition, were $11.5 million as of December 31, 2015.

The 2015 Acquisitions on a combined basis increased consolidated revenues by $25.6 million and increased consolidated pre-tax income by $6.7 million for the year ended December 31, 2015.

2014 Acquisitions

During the year ended December 31, 2014, the Corporation completed acquisitions of four long-term care businesses and one infusion business (collectively the "2014 Acquisitions"), none of which were individually significant to the Corporation. The 2014 Acquisitions required cash payments of approximately $115.2 million in the aggregate. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $40.8 million and $61.4 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2014 Acquisitions was $30.7 million as of December 31, 2015.  The net assets and operating results of the 2014 Acquisitions have been included in the Corporation's consolidated financial statements from their respective dates of acquisition.

There were no amounts contingently payable related to the 2014 Acquisitions as of December 31, 2015.

The amounts recognized related to the 2014 Acquisitions, on a combined basis, for assets acquired and liabilities assumed are as follows (dollars in millions):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	As Adjusted

Accounts receivable	$26.7	$(0.3)	$26.4
Inventory	6.8	(0.2)	6.6
Deferred tax assets - current	1.8	0.6	2.4
Other current assets	3.1	(0.1)	3.0
Equipment and leasehold improvements	4.8	-	4.8
Deferred tax assets	8.2	-	8.2
Identifiable intangibles	61.4	-	61.4
Goodwill	34.9	5.9	40.8
Total Assets	147.7	5.9	153.6

Current liabilities	26.4	1.5	27.9
Other long-term liabilities	6.9	3.6	10.5
Total Liabilities	33.3	5.1	38.4

Total purchase price, less cash acquired	$114.4	$0.8	$115.2

The 2014 Acquisitions on a combined basis increased consolidated revenues by $63.0 million and increased consolidated pre-tax income by $0.6 million for the year ended December 31, 2014. During the year ended December 31, 2015, two of the long-term care acquisitions were consolidated into existing pharmacies of the Corporation.

Pro Forma

Pro forma financial statements are not presented on the 2014 Acquisitions and 2015 Acquisitions as the results are not material to the Corporation's consolidated financial statements.

Other

For the years ended December 31, 2013, 2014 and 2015, the Corporation incurred $5.9 million, $13.3 million, and $20.5 million, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other related charges.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):

	December 31,
	2014	2015

Leasehold improvements	$19.6	$20.4
Equipment and software	166.1	185.7
Construction in progress	10.7	12.4
	196.4	218.5
Accumulated depreciation	(125.0)	(144.0)
Total equipment and leasehold improvements	$71.4	$74.5

Depreciation expense totaled $19.3 million, $20.3 million, and $23.1 million for the years ended December 31, 2013, 2014, and 2015, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 (dollars in millions):

Balance at December 31, 2013 as adjusted	$282.8
Goodwill acquired from 2014 acquisitions, as adjusted	40.8
Balance at December 31, 2014, as adjusted	323.6
Goodwill acquired from 2015 acquisitions	47.4
Balance at December 31, 2015	$371.0

The following table presents the components of the Corporation's intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at 2013	Additions	Balance at 2014	Additions	Balance at 2015
Customer relationships	$121.2	$56.3	$177.5	$39.3	$216.8
Trade name	60.2	2.0	62.2	0.9	63.1
Non-compete agreements	16.8	3.1	19.9	1.0	20.9
Sub Total	198.2	61.4	259.6	41.2	300.8
Accumulated amortization	(61.9)	(20.1)	(82.0)	(28.6)	(110.6)
Net intangible assets	$136.3	$41.3	$177.6	$12.6	$190.2

Amortization expense relating to finite-lived intangible assets was $15.4 million, $20.1 million, and $28.6 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Total estimated amortization expense for the Corporation's finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2016	$32.3
2017	30.6
2018	29.3
2019	25.7
2020	23.8
Thereafter	48.5
$190.2

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result of the payoff of the Prior Credit Agreement, the Corporation recorded a loss on debt extinguishment of $4.3 million in the Consolidated Income Statements during the year ended December 31, 2014. The loss recorded consisted primarily of unamortized deferred financing fees associated with the Prior Credit Agreement.

As of December 31, 2015, $219.4 million was outstanding under the term loan facility and $207.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31, 2014	December 31, 2015
Term Debt - payable to lenders at LIBOR plus applicable margin (2.42% as of December 31, 2015), matures September 17, 2019	$225.0	$219.4
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.39% as of December 31, 2015), matures September 17, 2019	125.0	207.0
Capital lease obligations	0.7	0.9
Total debt	350.7	427.3
Less: Current portion of long-term debt	6.3	11.6
Total long-term debt	$344.4	$415.7

The Corporation's indebtedness has the following maturities (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Capital Lease Obligations	Total Maturities
2016	$11.3	$-	$0.3	$11.6
2017	11.3	-	0.3	11.6
2018	11.3	-	0.1	11.4
2019	185.5	207.0	0.1	392.6
2020	-	-	0.1	0.1
	$219.4	$207.0	$0.9	$427.3

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2015 was $2.8 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $100.2 million as of December 31, 2015.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation's option, a base rate plus a margin between 0.50% and 1.25% per annum, or a Eurodollar Rate plus a margin between 1.50% and 2.25% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate plus 0.5%, and the Eurodollar Rate plus 1.0%.  The Credit Agreement also provides for letter of credit fees between 1.50% and 2.50% on the letter of credit exposure, depending on the leverage ratio of the Corporation, and 0.125% on the actual daily amount available to be drawn under such letter of credit. The Corporation will also pay fronting fees on the aggregate letter of credit exposure at a rate separately agreed upon between the Corporation and the issuing bank.  The Credit Agreement also provides for a commitment fee payable on the unused portion of the revolving credit facility, which shall accrue at a rate per annum ranging from 0.25% to 0.35%, depending on the leverage ratio of the Corporation.

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

Deferred Financing Fees

The Corporation capitalized a total of $2.7 million in deferred financing fees associated with the Credit Agreement and recorded them as other long-term assets in the accompanying consolidated balance sheets. As of December 31, 2015, the Corporation had $2.0 million of unamortized deferred financing fees.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On June 10, 2013, the United States District Court for the Eastern District of Wisconsin unsealed two consolidated qui tam complaints filed in 2009 and 2011 by relators who are former employees of the Corporation and a company acquired by the Corporation. The United States, acting through the U.S. Attorney's Office in Wisconsin, intervened in part and declined to intervene in part and filed its complaint in intervention on August 9, 2013, when the matter was formally brought to the Corporation's attention. The Government's complaint sought statutory fines for the Corporation's alleged dispensing of Schedule II controlled substances without a valid prescription in violation of the Controlled Substances Act ("CSA"). It also sought monetary damages and equitable relief alleging that this conduct caused false claims to be submitted in violation of the Federal False Claims Act (the "FCA"). On November 15, 2013, the relators and the government stipulated to the dismissal of the portions of their complaints as to which the government did not intervene. The Court approved the dismissal without prejudice of those counts on November 20, 2013. The relators pursued their claim under the retaliatory termination provisions of the FCA. On May 12, 2015 and May 14, 2015, the Corporation entered into settlements with relator for the retaliatory termination claim and with the relator and the United States, respectively, settling the alleged CSA violations and the associated FCA claims. In addition, the Corporation entered into a Memorandum of Agreement with the Drug Enforcement Administration through which it agreed to certain CSA compliance obligations. The court entered its order of dismissal on June 15, 2015.

In connection with the settlement of this matter, the Corporation also entered into a Corporate Integrity Agreement ("CIA") with the Department of Health and Human Services Office of the Inspector General ("OIG") with a term of five years from May 11, 2015. Pursuant to the CIA, the Corporation is required, among other things, to (i) create procedures designed to ensure that it complies with the CSA and related regulations; (ii) retain an independent review organization to review the Corporation's compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Corporation employees and the Board of Directors as to the Corporation's requirements under the CSA. The requirements of the CIA will result in increased costs to maintain the Corporation's compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Corporation to significant monetary penalties.

On October 29, 2013, a complaint was filed in the United States District Court for the Southern District of Florida by Pines Nursing Homes (77), Inc. as a putative class action against the Corporation. The complaint alleged that the Corporation sent unsolicited advertisements promoting the Corporation's goods or services by facsimile to individuals or entities, and that such communications did not include an opt-out clause, all in violation of the federal Telephone Consumer Protection Act ("TCPA").  The Complaint did not specify the amount of damages sought, but the TCPA provides a statutory remedy of $500 per facsimile communication sent in violation of the statute, which may be trebled in the event of a willful violation.   On August 18, 2014, the Corporation entered into a Settlement Agreement with the putative class and class counsel resolving all claims raised in the complaint.  The parties moved on September 8, 2014 for, among other things, certification of the putative class for the purposes of effectuating the settlement and preliminary approval of the parties' settlement.  On June 26, 2015, the Court granted preliminary approval of the settlement and the Court approved the settlement on November 12, 2015.  The matter is concluded.

On November 20, 2013, the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and that, as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case.   On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation plans to file a petition with the U.S. Supreme Court for a writ of certiorari asking the Supreme Court to review the First Circuit's decision.  The Corporation otherwise intends to continue to defend the case vigorously.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Corporation alleging that the Corporation violated the FCA and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs. On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation. On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation.  On December 22, 2015, Silver and the Corporation filed a joint motion with the court for an order dismissing with prejudice all successor liability claims against the Corporation for or regarding the conduct of Chem Rx Corporation. The court has not yet ruled on the motion or entered the order of dismissal. The Corporation intends to vigorously defend itself against the remaining allegations in the case.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

On January 31, 2014, a relator, Frank Kurnik, on behalf of the U.S. Government and various state governments served its complaint filed in the United States District for the District of South Carolina alleging that the Corporation solicited and received remuneration in violation of the Federal Anti-Kickback Statute from drug manufacturer Amgen in exchange for preferring and promoting Amgen's drug Aranesp over a competing drug called Procrit. The Complaint was served on the Corporation on January 31, 2014 and subsequently amended on April 24, 2014.  The U.S. Government has declined to intervene in the case.  The Corporation's motion to dismiss the case was denied by the Court on July 24, 2014.  The Court of Appeals affirmed the trial court's decision.  On January 13, 2015, the Corporation again moved to dismiss the complaint and on March 23, 2015, the second motion was denied.  On April 2, 2015, the Corporation moved the court to reconsider its denial of the second motion to dismiss and that motion was denied.  On December 2, 2015, the Corporation and the Department of Justice settled this matter for $2.5 million plus the relator's attorney fees of approximately $2.0 million which was previously accrued for in the consolidated balance sheets of the Corporation.

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, investigated whether the Corporation's activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Corporation cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. On May 29, 2014, the United States District Court for the Western District of Virginia entered an order unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-0008.  The Corporation entered into a settlement agreement on October 6, 2015 with the Government including the Department of Justice, with approvals from the National Association of Medicaid Fraud Control and the Department of Health and Human Services Office of Inspector General.  In the settlement, the Corporation agreed to pay $9.2 million to resolve the matter.

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against ABDC for failure of ABDC to comply with certain pricing and rebate provisions of the Previous PVA.  The Corporation subsequently filed a First Amended Verified Complaint on September 26, 2014 asserting additional breaches of the Previous PVA.

As a result of ABDC's failure to comply with certain pricing and rebate provisions, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31, 2014.  Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters.  These receivables totaled $53.0 million and were included in prepaids and other assets in the accompanying consolidated balance sheet as of December 31, 2014.  During the period of January 1, 2015 through March 31, 2015, an additional $19.3 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Previous PVA were recognized, which brought the total gross receivable to $72.3 million at December 31, 2015.

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Previous PVA effective April 1, 2015.  The Corporation also announced that it had entered into the Cardinal Health PVA effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Previous PVA effective immediately based upon the Corporation's alleged failure to pay certain disputed miscellaneous charges and the Corporation's signing of the Cardinal Health PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Previous PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $48.8 million.  On May 18, 2015, ABDC filed an Amended Counterclaim seeking additional financial damages against the Corporation and asserted claims against two counter-defendants.  On November 23, 2015, the Corporation filed its Third Amended Complaint against ABDC for additional financial damages, amounts overcharged by ABDC, and for certain rebates not paid by ABDC under the Previous PVA.

The following table represents all receivables, whether previously disputed or not, due and owing from ABDC at  December 31, 2015 and the related amounts allegedly payable to ABDC of $48.8 million, which have been offset resulting in a net receivable at  December 31, 2015 of $23.5 million.  This net receivable is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2015.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Presented in the consolidated balance sheet, the following amounts are recorded as of December 31, 2015 (dollars in millions):

Description	Gross Amount of Recognized Asset	Gross Liability Offset in the Consolidated Balance Sheet	Net Amount of Asset Presented in the Consolidated Balance Sheet

Rebates & Other Receivables (long-term)	$72.3	$(48.8)	$23.5

Total	$72.3	$(48.8)	$23.5

The Corporation has claims for additional damages resulting from ABDC's breaches of the Previous PVA. The Corporation intends to vigorously pursue its claims.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation with ABDC could continue for an extended period of time, likely longer than 12 months.   The Corporation cannot provide any assurances about the outcome of the litigation.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At December 31, 2015, the Corporation had accrued approximately $28.0 million related to the pending legal actions and investigations.

California Medicaid

On August 14, 2013, the California Department of Health Care Service ("DHCS") announced its intent to implement a ten (10) percent reimbursement reduction for numerous healthcare providers, including long term care pharmacies, retroactive to June 1, 2011.  The Corporation estimated its total liability to be approximately $3.3 million which was recorded as a reduction to revenue in the third quarter of 2013.

The DHCS implemented the reduction prospectively beginning in the first quarter of 2014; however, the price reduction retroactive to June 1, 2011 was not implemented until the fourth quarter of 2015.  The Corporation had overestimated the retroactive component of the recoupment and therefore, $2.5 million of the original accrual was reversed in the fourth quarter of 2015.

Leases

The Corporation leases real estate properties, buildings, vehicles, and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Corporation's incremental borrowing rate at the inception of the lease. The Corporation recorded the following lease expense for the periods presented (dollars in millions):

	2013	2014	2015
Pharmacy locations and administrative offices lease expense	$15.2	$15.8	$15.8
Office equipment lease expense	2.1	2.3	2.4
Total lease expense	$17.3	$18.1	$18.2

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2016	$18.8	$0.3	$19.1
2017	18.3	0.3	18.6
2018	16.3	0.1	16.4
2019	10.2	0.1	10.3
2020	10.2	0.1	10.3
Thereafter	6.9	-	6.9
Total	$80.7	$0.9	$81.6

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES (Continued)

Merger, acquisition, integration costs and other charges were $8.1 million, $13.6 million and $21.3 million for the years ended December 31, 2013, 2014 and 2015, respectively.  These costs primarily relate to costs incurred prior to an acquisition such as professional advisory fees and the costs associated with integrating completed acquisitions into our business, such as IT transition and facility related costs.

NOTE 8-RESTRUCTURING COSTS AND OTHER CHARGES

In July 2013, the Corporation commenced the implementation of its restructuring plan as a result of the loss of two of the Corporation's significant customers, Kindred and Golden Living. The plan was a major initiative primarily designed to optimize operational efficiency while ensuring that the Corporation remains well-positioned to serve its clients and achieve sustainable, long-term growth.  The Corporation's restructuring plan included steps to right size its cost structure by adjusting its workforce and facility plans to reflect anticipated business needs.  In addition, in the year ended December 31, 2015, the Corporation began a restructuring and centralization initiative related to its specialty pharmacy business.  The initiative is not expected to be material to the financial statements.

The Corporation recorded restructuring costs and other related charges of approximately $4.4  million, $3.3 million and $0.5 million during the years ended December 31,2013, 2014, and 2015, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at December 31, 2014	Accrual	Utilized Amounts	Balance at December 31, 2015
Employee Severance and related costs	$0.3	$0.3	$(0.3)	$0.3
Facility costs	1.1	0.2	(0.6)	0.7
	$1.4	$0.5	$(0.9)	$1.0

The liability at December 31, 2015 represents amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and severance costs).

NOTE 9—HURRICANE SANDY DISASTER COSTS (RECOVERIES)

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation's Long Beach facility as well as damage and disruption at the Corporation's customers' facilities have been recorded as a separate component in the consolidated income statements.  For the years ended December 31, 2013, 2014 and 2015, Hurricane Sandy disaster costs (recoveries) were $(1.4) million, $(1.7) million, and $(4.9) million, respectively.

The Corporation has recovered certain losses associated with Hurricane Sandy from the insurance carrier, and settled both losses and the business interruption portion of its insurance claim during the year ended December 31, 2015.  The Corporation's settlement of covered losses was equal to $6.9 million for business interruption and $5.3 million for other losses.  After consideration of a $7.2 million advance by the insurance carrier, the Corporation received a final payment of $5.0 million. During the year ended December 31, 2015, the Corporation realized $4.9 million as income which is shown in the Hurricane Sandy disaster costs line item of the consolidated income statement for the year ended December 31, 2015.  The cash payment is shown on the consolidated cash flow statement in both operating and investing cash flows, recognizing the amounts that were reimbursed related to the fixed asset losses in investing activities.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Common Stock

Holders of the Corporation's common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to the Corporation's common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. In addition, the Corporation's Credit Agreement imposes restrictions on its ability to pay cash dividends.

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1,000,000 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"). As of December 31, 2015, there were no shares of preferred stock outstanding.

The Series A Junior Preferred Stock is entitled to receive quarterly cumulative dividends in an amount per whole share equal to the greater of $10.00 or 1,000 times the dividends declared on the Common Stock since the preceding quarterly dividend payment date, or with respect to the first quarterly dividend payment date, since the date of issuance, and a liquidation preference of a minimum of $10.00 per whole share, plus an amount equal to any accrued dividends and distributions thereon, whether or not declared, to the date of payment, and will be entitled to an aggregate payment per whole share equal to1,000 times the amount per share distributed to the holders of Common Stock. Holders of Series A Junior Preferred Stock are entitled to vote on each matter on which holders of Common Stock are entitled to vote, and have 1,000 votes per whole share. The preferred stockholders also are entitled to certain corporate governance and special voting rights, as defined in the certificate of designation.

The Corporation's Board of Directors may, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designation, powers, rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on the Corporation's shares of common stock. Holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Corporation before any payment is made to the holders of the Corporation's common stock. Under certain circumstances, the issuance of preferred stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Corporation's securities or the removal of incumbent management. The Board of Directors may issue shares of preferred stock with voting and conversion rights that could adversely affect the holders of common stock. Specifically, the Corporation's certificate of incorporation authorizes the Corporation's Board of Directors to adopt a rights plan without stockholder approval. This could delay or prevent a change in control of the Corporation or the removal of existing management.

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of December 31, 2015.  Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2015, the Corporation repurchased no shares of common stock.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 159,570 shares of certain vested awards and exercise of certain stock options for an aggregate price of approximately $4.3 million during year ended December 31, 2015. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2015, the Corporation had a total of 2,776,875 shares held as treasury stock.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of December 31, 2015, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 1,817,038 shares.

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	2013	2014	2015
Stock option compensation expense	$1.0	$0.6	$0.1
Nonvested stock compensation expense	6.2	6.8	7.5
Total Stock Compensation Expense	$7.2	$7.4	$7.6

Effect on diluted earnings per share	$(0.15)	$(0.15)	$(0.15)

As of December 31, 2015, there was $10.2 million of total unrecognized compensation cost related to the Corporation's stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock Option Activity

The Corporation did not issue stock options during the years ended December 31, 2014 or December 31, 2015.

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding options at December 31, 2014	913,209	$14.62	2.1 years	$5.6
Exercised	(149,314)	15.28
Canceled	(124,851)	11.74
Expired	(303)	13.42
Outstanding options at December 31, 2015	638,741	$14.34	1.3 years	$13.2
Exercisable options at December 31, 2015	638,741	$14.34	1.3 years	$13.2

The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2014, and 2015 was $3.5 million, $1.6 million, and $1.3 million, respectively. Cash received from stock option exercises during the year ended December 31, 2015 was $0.8 million. The total fair value of options vested for the years ended December 31, 2013, 2014, and 2015 was $1.6 million, $0.9 million, and $0.4 million, respectively. The Corporation fully recognized stock-based compensation expense for all stock options awarded.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2014	942,021	$18.00
Granted - Restricted Stock Units	172,097	28.88
Granted - Performance Share Units	156,309	26.62
Forfeited	(6,929)	22.58
Vested	(362,632)	16.23
Outstanding shares at December 31, 2015	900,866	$22.26

The total fair value of shares vested for the years ended December 31, 2013, 2014, and 2015 was $5.1 million, $6.0 million, and $5.9 million, respectively. The weighted average remaining term and intrinsic value of nonvested shares at December 31, 2015 was 2.6 years and $31.5 million, respectively. The Corporation expects to recognize stock based compensation expense of $10.2 million for nonvested shares over a weighted average period of approximately 2.4 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 685,176 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan qualified under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution for all eligible employees, as defined in the plan document. Contributions to the plan are based upon employee contributions and the Corporation's matching contributions. For the years ended December 31, 2013, 2014, and 2015, the Corporation's matching contributions to the plan were $5.9 million, $5.8 million, and $6.3 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Deferred Compensation Plans

The Corporation maintains a deferred compensation plan for certain management and highly compensated employees. Under the plan, a participant may elect to defer up to 50% of such participant's annual base salary and up to 100% of such participant's annual short-term incentive program cash bonus into the plan during each plan year.

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

As of December 31, 2014 and 2015, the Corporation had $8.0 million and $8.2 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets. Deferred compensation expense was $1.5 million, $0.7 million and $0.2 million for the years ended December 31, 2013, 2014, and 2015, respectively.

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation's annual income or loss before income taxes for each respective accounting period. The following table summarizes the Corporation's provision for income taxes for the periods presented (dollars in millions):

	2013	2014	2015
Current provision:
Federal	$13.0	$10.4	$6.7
State	1.3	1.3	1.4
Total	14.3	11.7	8.1
Deferred provision (benefit):
Federal	4.8	(2.1)	5.1
State	7.2	(0.2)	(1.1)
Total	12.0	(2.3)	4.0
Total provision for income taxes	$26.3	$9.4	$12.1

A reconciliation of the U.S. statutory rate to the Corporation's effective tax rate is as follows for the years ended December 31:

	2013	2014	2015
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	4.3	5.1	3.2
Non-deductible legal expenses	14.8	31.3	3.3
Deductible legal expenses	-	-	(19.4)
Domestic Production Activities Deduction	(2.9)	(7.1)	(1.0)
Stock compensation	2.6	-	-
162(m) compensation	0.3	1.2	1.9
Valuation allowances	7.0	0.2	(0.6)
Federal and state tax true-ups	(2.3)	(8.2)	0.9
Research and development credits	-	(1.5)	(0.6)
Other	(0.6)	2.0	3.0
Effective tax rate	58.2%	58.0%	25.7%

The effective tax rates in 2014 are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses. Conversely, the effective tax rate in 2015 is lower than the federal statutory rate largely as a result of the impact of deductible legal expenses.

The effective tax rate decreased from 2014 to 2015.  The change in the Corporation's opinion on the deductibility of legal expenses after consulting with third party experts between years is the primary driver of this decrease.  The deductible legal expenses relate to settlements entered into with the Department of Justice.  These settlements were treated as nondeductible when accrued in 2014.  In 2015, the settlement process has been completed and the Corporation has concluded the expenses are  deductible.  The decrease in the Domestic Production Activities Deduction was a direct result of the legal settlements being deductible in 2015 and other favorable timing differences.  While the dollar amount of the research credit in 2015 remained comparable to 2014, the rate impact of the research credit was diluted by the increased pre-tax book income in 2015 as compared to 2014.  The increase in pre-tax book income in 2015 as compared to 2014 of $31.0 million is directly related to the significant amount of legal expenses incurred in 2014 of $28.5 million.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $146.3 million (as adjusted) and $171.1 million at December 31, 2014 and 2015, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11—INCOME TAXES (Continued)

      The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2015, the Corporation has federal net operating loss carryforwards of $21.0 million ($7.3 million deferred tax asset).  These net operating loss carryforwards resulted from the stock acquisitions the Corporation completed in 2013 and 2014.  These net operating losses are subject to limitations under IRC Section 382.  However, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  The deferred tax asset for state net operating loss carryforwards is $4.1 million, net of federal impact and valuation allowances.

As a result of a corporate restructuring that was implemented on January 1, 2014, separate company state taxable income was significantly reduced.  This reduction in separate company state taxable income impacted the Corporation's analysis of the realizability of separate company net operating loss carryforwards.  A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the Corporation's analysis of the impact of the corporate restructuring, a valuation allowance on the separate company state net operating loss carryforwards was recorded.  The deferred tax asset for state net operating loss carryforwards totaled $3.1 million and $4.1 million at December 31, 2014 and 2015, net of valuation allowances of $4.1 million and $3.8 million, respectively.

The Corporation recognized net deferred tax assets totaling $27.1 million and $21.1 million at December 31, 2014 (as adjusted) and 2015, net of valuation allowances of $4.1 million and $3.8 million, respectively.

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2014		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$7.7	$-	$7.5	$-
Allowance for doubtful accounts	22.9	-	18.4	-
Net operating losses	-	-	-	-
Other	14.2	-	19.0	0.8
Valuation allowance	(2.0)	-	(2.3)	-
Total current deferred taxes	$42.8	$-	$42.6	$0.8
Current deferred taxes, net		$42.8		$41.8

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2014		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$-	$11.4	$-	$13.1
Stock-based compensation	4.6	-	4.8	-
Goodwill and intangibles	-	33.0	-	33.9
Net operating losses	17.1	-	15.2	-
Other	9.1	-	9.7	1.9
Valuation allowances	(2.1)	-	(1.5)	-
Total noncurrent deferred taxes	$28.7	$44.4	$28.2	$48.9
Noncurrent deferred taxes, net		$15.7		$20.7

As of December 31, 2014 and December 31, 2015, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits at December 31, 2015 that, if recognized, would affect the tax rate.

It is the Corporation's policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2015, the Corporation had no accrued interest or penalties related to uncertain tax positions.

The federal statute of limitations remains open for tax years 2012 through 2014. The IRS completed its audit of the Corporation's consolidated U.S. income tax returns for 2010 and 2011 in February 2014 and the Corporation has not been notified of any additional IRS tax audits.

State tax jurisdictions generally have statutes of limitations ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2010. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. During 2015, the New York Department of Taxation and Finance closed its audit on the Corporation's 2010-2013 tax returns that resulted in an immaterial amount of additional tax, penalties and interest which has been accounted for in the current year tax provision.  One of the company's subsidiaries is currently under exam by the state of Tennessee.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation using the treasury share method of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2013	2014	2015
Numerator:
Numerator for basic and earnings per diluted share - net income	$18.9	$6.8	$35.1
Denominator:
Denominator for basic earnings per share - weighted average shares	29,601,199	29,983,428	30,363,588
Effect of dilutive securities (stock options, restricted stock units and performance share units)	474,500	665,703	403,778
Denominator for earnings per diluted share - adjusted weighted average shares	30,075,699	30,649,131	30,767,366
Basic earnings per share	$0.64	$0.23	$1.16
Earnings per diluted share	$0.63	$0.22	$1.14
Unexercised employee stock options, unvested restricted shares and performance shares excluded from the effect of dilutive securities above (a)	1,417,272	340,291	291,679

(a)	These unexercised employee stock options, unvested restricted shares and performance shares that have not yet met performance conditions are not included in the computation of diluted earnings per share because to do so would be anti-dilutive for the periods presented.

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

NOTE 13—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim information shown below has been prepared by the Corporation's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2014 Quarters					2015 Quarters
	First	Second	Third		Fourth	First	Second	Third	Fourth

Revenue	$452.2	$448.6	$470.2		$523.5	$511.6	$497.5	$498.8	$520.6
Cost of goods sold	372.2	366.7	387.2		429.1	423.0	416.3	420.2	433.9
Gross profit	$80.0	$81.9	$83.0		$94.4	$88.6	$81.2	$78.6	$86.7
Operating income (loss)	$10.3	$(9.7)	$17.1		$12.7	$16.8	$8.5	$8.5	$20.0
Net income (loss)	$4.8	$(9.7)	$8.5	(1)	$3.2	$9.6	$2.3	$3.0	$20.2

Earnings (loss) per common share:
Basic	$0.16	$(0.32)	$0.28		$0.11	$0.32	$0.08	$0.10	$0.66
Diluted	$0.16	$(0.32)	$0.28		$0.10	$0.31	$0.07	$0.10	$0.66

Shares used in computing earnings (loss) per common share:
Basic	29.8	30.0	30.1		30.1	30.2	30.4	30.4	30.4
Diluted	30.4	30.0	30.6		30.7	30.7	30.8	30.9	31.0

(1)	During the third quarter 2014, the Corporation recognized a $4.3 million loss on extinguishment of debt.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based upon our assessment and those criteria, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2015.

The Corporation has excluded the 2015 Acquisitions from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Corporation in 2015. The total assets and total revenues of the 2015 Acquisitions represent approximately 6.7% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. The Corporation continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Corporation's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of December 31, 2014 and 2015 and for each of the years in the three-year period ended December 31, 2015 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation's definitive proxy statement to be filed no later than 120 days after December 31, 2015. We refer to this proxy statement as the 2016 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation's 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation's 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation's 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation's 2016 Proxy Statement.

PART IV

Item 15.	Exhibits

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

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant, as amended (17)

3.3	Series A Junior Participating Preferred Stock Certificate of Designation (13)

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock (11)

4.1	Specimen Common Stock Certificate of the Registrant (14)

10.1	Form CEO Stock Option Award Agreement (3) †

10.2	Form Non-Qualified Stock Option Award Agreement (3) †

10.3	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (1) †

10.4	Employment Agreement dated August 17, 2007 between Thomas Caneris and PharMerica Corporation (1) †

10.5	Form Director Non-Qualified Stock Option Award Agreement (1) †

10.6	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (1) †

10.7	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (1) †

10.8	Trademark License Agreement (2)

10.9	Form of Non-Qualified Stock Option Award Agreement (4) †

10.10	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted ROIC) (9) †

10.11	Form of Restricted Stock Unit Award Agreement (5) †

10.12	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (6) †

10.13	PharMerica Corporation 2015 Omnibus Incentive Plan Adopted Effective April 29, 2015 (22) †

10.14	Form of Director Restricted Stock Unit Award Agreement (6) †

10.15	Employment Letter Agreement dated February 27, 2014 between Gregory S. Weishar and PharMerica Corporation (16) †

10.16
Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies dated January 1, 2011 by and between ABDC, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (7)

10.17
First Amendment to Amended and Restated Prime Vendor Agreement for Long-Term Care Pharmacies, dated as of January 1, 2013, by and between ABDC, PharMerica Corporation, Pharmacy Corporation of America and Chem Rx Pharmacy Services, LLC (8)

10.18	Prime Vendor Agreement, dated April 1, 2015, between PharMerica Corporation and Cardinal Health (20)

10.19	Credit Agreement dated September 17, 2014 among PharMerica Corporation, the Lenders named therein, and Bank of America, N.A., as Administrative Agent (19)

10.20	Form of Indemnification Agreement (10)

10.21	Employment Agreement dated March 22, 2011 between Suresh Vishnubhatla and PharMerica Corporation (10) †

10.22	Summary of 2012 Long-Term Incentive Program (15) †

10.23	Employment Agreement, dated September 27, 2012, between PharMerica Corporation and Mark Lindemoen (12)

10.24	Summary of 2013 Long-Term Incentive Program (8) †

10.25	Summary of 2014 CEO Short-Term Incentive Program and 2014 Short-Term Incentive Program (23) †

10.26	Summary of 2014 Long-Term Incentive Program (23) †

10.27	Summary of 2015 CEO Short-Term Incentive Program and 2015 Short-Term Incentive Program (20) †

10.28	Summary of 2015 Long-Term Incentive Program (20) †

10.29	Amended and Restated Employment Agreement, dated effective May 30, 2014, between PharMerica Corporation and David W. Froesel, Jr. (18)

10.30	Employment Agreement, dated November 10, 2012, between PharMerica Corporation and James D. Glynn (18)

10.31	Corporate Integrity Agreement, dated May 14, 2015, by and between PharMerica Corporation and the Office of Inspector General of the United States Department of Health and Human Services (21)

10.32	Memorandum of Agreement, dated May 14, 2015, by and between PharMerica Corporation and the United States Department of Justice, Drug Enforcement Administration (21)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.
(4)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.
(5)	Filed with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.
(6)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.
(7)	Filed with the Corporation's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 25, 2011, and incorporated herein by reference.
(8)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2013, and incorporated herein by reference.
(9)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.
(10)	Filed with the Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.
(11)	Filed with the Corporation's Current Report on Form 8-K file with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(12)	Filed with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2013, and incorporated herein by reference.
(13)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.
(14)
Filed with Amendment No. 2 to the Corporation's Registration Statement on Form S-4/S-1 (Reg. No 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(15)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2012, and incorporated herein by reference.
(16)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.
(17)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2014, and incorporated herein by reference.
(18)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.
(19)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.
(20)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015, and incorporated herein by reference.
(21)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015, and incorporated herein by reference.
(22)	Filed with the Corporation's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015, and incorporated herein by reference.
(23)	Filed with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015, and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 26, 2016	By:	/S/ GREGORY S. WEISHAR

Gregory S. Weishar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR	Chief Executive Officer and Director	February 26, 2016
(Gregory S. Weishar)

/S/ DAVID W. FROESEL, JR.	Executive Vice President, Chief Financial	February 26, 2016
(David W. Froesel, Jr.)	Officer and Treasurer

/S/ BERARD E. TOMASSETTI	Senior Vice President and Chief Accounting	February 26, 2016
(Berard E. Tomassetti)	Officer

/S/ FRANK E. COLLINS	Director	February 26, 2016
(Frank E. Collins)

/S/ W. ROBERT DAHL JR.	Director	February 26, 2016
(W. Robert Dahl Jr.)

/S/ MARJORIE W. DORR	Director	February 26,2016
(Marjorie W. Dorr)

/S/ DR. THOMAS P. GERRITY	Director	February 26, 2016
(Dr. Thomas P. Gerrity)

/S/ THOMAS P. MAC MAHON	Director	February 26, 2016
(Thomas P. Mac Mahon)

/S/ GEOFFREY G. MEYERS	Director	February 26, 2016
(Geoffrey G. Meyers)

/S/ DR. ROBERT A. OAKLEY	Director	February 26, 2016
(Dr. Robert A. Oakley)

/S/ PATRICK G. LEPORE	Director	February 26, 2016
(Patrick G. LePore)

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.