Form 10-Q
period 2016-06-30
PharMerica CORP
filed 2016-08-09
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 2, 2016
Common stock, $0.01 par value	30,764,949 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015  and 2016
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues	$497.5	$519.6	$1,009.0	$1,044.1
Cost of goods sold	416.3	437.8	839.2	880.3
Gross profit	81.2	81.8	169.8	163.8
Selling, general and administrative expenses	55.4	55.7	114.4	112.7
Amortization expense	7.0	8.2	13.6	16.4
Merger, acquisition, integration costs and other charges	3.4	4.4	7.2	8.8
Settlement, litigation and other related charges	6.9	4.9	9.2	8.0
Restructuring and impairment charges	-	1.1	0.1	2.5
Operating income	8.5	7.5	25.3	15.4
Interest expense, net	1.9	3.3	3.3	6.3
Income before income taxes	6.6	4.2	22.0	9.1
Provision for income taxes	4.3	1.7	10.1	2.5
Net income	$2.3	$2.5	$11.9	$6.6

Earnings per common share:
Basic	$0.08	$0.08	$0.39	$0.22
Diluted	$0.07	$0.08	$0.38	$0.21

Shares used in computing earnings per common share:
Basic	30,388,902	30,728,592	30,287,638	30,628,145
Diluted	30,829,724	31,028,174	30,748,072	31,003,145

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and June 30, 2016
(Unaudited)
(In millions, except share and per share amounts)

	December 31, 2015	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23.1	$27.4
Accounts receivable, net	200.5	208.1
Inventory	155.2	160.9
Deferred tax assets, net	41.8	29.7
Income taxes receivable	10.5	15.5
Prepaids and other assets	52.4	52.6
	483.5	494.2

Equipment and leasehold improvements	218.5	231.4
Accumulated depreciation	(144.0)	(154.6)
	74.5	76.8

Goodwill	371.0	372.2
Intangible assets, net	190.2	173.9
Other long-term assets (See Note 5)	32.4	84.0
	$1,151.6	$1,201.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71.7	$97.4
Salaries, wages and other compensation	30.6	27.9
Current portion of long-term debt	11.6	11.6
Other accrued liabilities	27.5	31.5
	141.4	168.4

Long-term debt	413.6	400.2
Other long-term liabilities	56.5	89.2
Deferred tax liabilities	20.7	16.4
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2015 and June 30, 2016	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 33,237,732 and 33,660,564 shares issued as of December 31, 2015 and June 30, 2016, respectively	0.3	0.3
Capital in excess of par value	404.6	408.5
Retained earnings	152.1	158.7
Treasury stock at cost, 2,776,875 and 2,906,334 shares at December 31, 2015 and June 30, 2016, respectively	(37.6)	(40.6)
	519.4	526.9
	$1,151.6	$1,201.1

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2015 and 2016
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cash flows provided by (used in) operating activities:
Net income	$2.3	$2.5	$11.9	$6.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.7	5.7	11.5	11.0
Amortization	7.0	8.2	13.6	16.4
Stock-based compensation and deferred compensation	1.7	2.7	3.7	4.1
Amortization of deferred financing fees	0.2	0.2	0.3	0.3
Deferred income taxes	0.2	4.7	2.5	7.8
Loss on disposition of equipment	-	-	0.1	-
Other	0.1	-	0.1	0.1
Change in operating assets and liabilities:
Accounts receivable, net	0.1	(8.0)	(2.2)	(7.0)
Inventory	(12.6)	(42.3)	0.6	(7.4)
Prepaids and other assets	(7.4)	0.2	20.0	(0.5)
Accounts payable	(1.4)	12.6	(15.5)	26.8
Salaries, wages and other compensation	(0.6)	4.0	(3.0)	(2.7)
Other accrued and long-term liabilities	(8.2)	(11.5)	(10.4)	(9.3)
Change in income taxes receivable	(9.1)	(2.9)	(9.0)	(3.8)
Excess tax benefit from stock-based compensation	(0.2)	(0.2)	(2.1)	(1.2)
Net cash provided by (used in) operating activities	(22.2)	(24.1)	22.1	41.2

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(6.4)	(7.9)	(11.0)	(13.3)
Acquisitions, net of cash acquired	(0.1)	(0.2)	(20.6)	(6.9)
Cash proceeds from dispositions	-	-	0.1	-
Net cash used in investing activities	(6.5)	(8.1)	(31.5)	(20.2)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	-	(2.8)	-	(5.6)
Net activity of long-term revolving credit facility	24.0	37.0	(1.0)	(8.0)
Issuance of common stock	0.4	-	0.7	0.1
Treasury stock, for employee taxes on stock awards	0.5	-	(3.9)	(3.0)
Excess tax benefit from stock-based compensation	0.2	-	2.1	-
Repayments of capital lease obligations	(0.3)	(0.1)	(0.5)	(0.2)
Net cash provided by (used in) financing activities	24.8	34.1	(2.6)	(16.7)

Change in cash and cash equivalents	(3.9)	1.9	(12.0)	4.3
Cash and cash equivalents at beginning of period	25.2	25.5	33.3	23.1

Cash and cash equivalents at end of period	$21.3	$27.4	$21.3	$27.4

Supplemental information:
Cash paid for interest	$0.9	$2.6	$3.0	$5.2
Cash paid for taxes	$12.3	$0.2	$17.0	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2015	30,460,857	$0.3	$404.6	$152.1	$(37.6)	$519.4
Net income				6.6		6.6
Exercise of stock options and tax components of stock-based awards, net	90,467	-	-	-	-	-
Vested restricted stock units	169,135	-	-	-	-	-
Vested performance stock units	163,230	-	-	-	-	-
Treasury stock, for employees taxes on stock awards	(129,459)	-	-	-	(3.0)	(3.0)
Stock-based compensation - non-vested restricted stock	-	-	3.9	-	-	3.9
Balance at June 30, 2016	30,754,230	$0.3	$408.5	$158.7	$(40.6)	$526.9

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries, (the "Corporation"), is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating  92 institutional pharmacies, 17 specialty home infusion pharmacies, and 5 specialty oncology pharmacies in 45 states.  The Corporation's customers are institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, individuals receiving in-home care and patients with cancer.

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

The Corporation has an investment in a long-term care pharmacy business that is accounted for by the equity method. This entity is not a variable interest entity and the Corporation's lack of majority voting rights precludes the Corporation from controlling this affiliate. Accordingly, the Corporation does not consolidate this affiliate, but rather applies the equity method of accounting. The Corporation's share of the net income or loss of this unconsolidated affiliate is included in operating income.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2015, included in the Corporation's Annual Report on Form 10-K. The balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liabilities recorded at fair value at December 31, 2015 and June 30, 2016 are set forth in the tables below (dollars in millions):

As of December 31, 2015	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.2)	$-	$(8.2)	$-		A
Contingent Considerations	(11.5)	-	-	(11.5)		C
Mandatorily Redeemable Interest	(5.8)	-	-	(5.8)		C

As of June 30, 2016	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.5)	$-	$(8.5)	$-		A
Contingent Considerations	(7.3)	-	-	(7.3)		C
Mandatorily Redeemable Interest	(6.6)	-	-	(6.6)		C

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

The contingent consideration represents future earn-outs associated with the Corporation's acquisition of an infusion business and a hospital services business both purchased in 2015. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement.  These liabilities are classified as other current and long-term liabilities in the accompanying condensed consolidated balance sheets.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC ("Onco"), purchased on December 6, 2013. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest liability to estimated value at June 30, 2016.  This liability is classified as other long-term liabilities in the accompanying condensed consolidated balance sheets.

For the year ended December 31, 2015 and the six months ended June 30, 2016, there were no transfers between the valuation hierarchy Levels 1, 2, and 3. The following table summarizes the change in fair value of the Corporation's contingent consideration and mandatorily redeemable interest identified as Level 3 for the year ended December 31, 2015 and the six months ended June 30, 2016 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2014	$1.1	$8.3
Additions from business acquisitions	11.9	-
Subtractions from business acquisitions	(1.1)	-
Change in fair value	(0.4)	(2.5)
Balance, December 31, 2015	11.5	5.8
Additions from business acquisitions	-	-
Contingent consideration payment	(3.9)	-
Change in fair value	(0.3)	0.8
Balance, June 30, 2016	$7.3	$6.6

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

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31, 2015	June 30, 2016
Institutional healthcare providers	$145.9	$139.7
Medicare Part D	30.2	33.6
Private payer and other	26.8	27.6
Insured	31.1	33.3
Medicaid	12.6	13.6
Medicare	3.2	3.3
Allowance for doubtful accounts	(49.3)	(43.0)
	$200.5	$208.1

0 to 60 days	62.0%	61.9%
61 to 120 days	15.0%	16.3%
Over 120 days	23.0%	21.8%
	100.0%	100.0%

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges Included in Selling, General & Administrative Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2015	$58.1	$7.9	$(16.7)	$49.3
Six months ended June 30, 2016	$49.3	$3.9	$(10.2)	$43.0

In the fourth quarter of 2015, the Corporation reversed an allowance of $4.6 million related to a customer's outstanding receivable for which a settlement payment was received which significantly exceeded the existing net receivable.  This reversal is reflected in the "Charges Included in Selling, General & Administrative Expenses" column above for the year ended December 31, 2015.

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

Recently Issued Accounting Pronouncements

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

The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Corporation early adopted ASU 2016-09 effective January 1, 2016. As a result of the adoption a tax benefit of $0.9 million was recorded in the six months ended June 30, 2016 reflecting the excess tax benefits. The adoption was on a prospective basis and therefore had no impact on prior years.

NOTE 2—ACQUISITIONS

2015 Acquisitions

During the year ended December 31, 2015, the Corporation completed acquisitions of two long-term care businesses, two infusion businesses and one hospital services business (collectively the "2015 Acquisitions"), none of which were individually significant to the Corporation. The 2015 Acquisitions had an estimated purchase price of $83.7 million, comprised of a net cash payment of $76.3 million and an estimated fair value of contingent consideration of $7.3 million. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $48.5 million and $41.2 million, respectively. The Corporation believes the resulting amount of goodwill reflects the synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the acquisitions was $41.2 million as of  June 30, 2016.  The net assets and operating results of the 2015 Acquisitions have been included in the Corporation's condensed consolidated financial statements from the respective dates of acquisition.

Pro forma financial statements are not presented on the 2015 Acquisitions as the results are not material to the Corporation's condensed consolidated financial statements.

Other

For the three months ended June 30, 2015 and 2016, the Corporation incurred $3.3 million and $4.4 million, respectively, and $7.0 million and $8.7 million for the six months ended June 30, 2015 and 2016, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2015 and June 30, 2016 the carrying amount of goodwill was $371.0 million and $372.2 million, respectively.

The following table presents the components of the Corporation's finite lived intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2015	Additions	Balance at June 30, 2016
Customer relationships	$216.8	$0.1	$216.9
Trade name	63.1	-	63.1
Non-compete agreements	20.9	-	20.9
Sub Total	300.8	0.1	300.9
Accumulated amortization	(110.6)	(16.4)	(127.0)
Net intangible assets	$190.2	$(16.3)	$173.9

Amortization expense relating to finite-lived intangible assets was $7.0 million and $8.2 million for the three months ended June 30, 2015 and 2016, respectively.  Amortization expense relating to finite-lived intangible assets was $13.6 million and $16.4 million for the six months ended June 30, 2015 and 2016, respectively.

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

As of June 30, 2016, $213.8 million was outstanding under the term loan facility and $199.0 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31, 2015	June 30, 2016
Term Debt - payable to lenders at LIBOR plus applicable margin (2.46% as of June 30, 2016), matures September 17, 2019	$219.4	$213.8
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.44% as of June 30, 2016), matures September 17, 2019	207.0	199.0
Deferred financing costs, net *	(2.1)	(1.8)
Capital lease obligations	0.9	0.8
Total debt	425.2	411.8
Less: Current portion of long-term debt	11.6	11.6
Total long-term debt	$413.6	$400.2

* The Corporation adopted FASB Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs". Therefore, debt issuance costs related to the Corporation's debt liability in the condensed consolidated balance sheets are presented as a direct deduction from the carrying amount of the debt obligation.  The Corporation retrospectively adjusted prior period amounts, which decreased other long-term assets and decreased long-term debt by $2.1 million in the condensed consolidated balance sheet as of December 31, 2015.

 The Corporation's indebtedness has the following maturities as of June 30, 2016 (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Deferred Financing Costs	Capital Lease Obligations	Total Maturities
2016	$5.6	$-	$(0.3)	$0.1	$5.4
2017	11.3	-	(0.6)	0.3	11.0
2018	11.3	-	(0.5)	0.2	11.0
2019	185.6	199.0	(0.4)	0.1	384.3
2020	-	-	-	0.1	0.1
	$213.8	$199.0	$(1.8)	$0.8	$411.8

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2016 was $2.8 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $108.2 million as of June 30, 2016.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Corporation maintains liabilities for certain of its outstanding investigations and litigation. In accordance with the provisions of U.S. GAAP for contingencies, the Corporation records a liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. To the extent that the resolution of contingencies results in actual losses that differ from the Corporation's recorded liabilities, earnings will be charged or credited accordingly. The Corporation cannot know the ultimate outcome of the pending matters described below, and there can be no assurance that the resolution of these matters will not have a material adverse impact on the Corporation's condensed consolidated results of operations, financial position or cash flows. As a part of its ongoing operations, the Corporation is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by government/regulatory authorities responsible for enforcing the laws and regulations to which the Corporation is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or "whistleblower," suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. The inherently unpredictable nature of legal proceedings may be impacted by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among defendants); or (vii) the proceedings present a wide range of potential outcomes.

The Corporation is the subject of certain investigations and is a defendant in a number of cases, including those discussed below.

On November 20, 2013, the complaint filed by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island against the Corporation alleging that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and in violation of relevant state laws, and that as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case.   On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation filed a petition for certiorari with the U.S. Supreme Court on April 22, 2016 asking the Supreme Court to review the First Circuit's decision.  On June 27, 2016, the Supreme Court denied the petition.  Thereafter, on June 28, 2016, the case was returned to the District Court through the issuance by the First Circuit of its Mandate.  The District Court has yet to issue a scheduling order setting a timeline for future proceedings.    The Corporation intends to continue to defend the case vigorously.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Corporation alleging that the Corporation violated the FCA and Federal Anti-Kickback Statute through its agreements to provide prescription drugs to nursing homes under certain Medicare and Medicaid programs.  On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation.  On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation.  On March 4, 2016 and April 1, 2016, the Corporation filed motions to dismiss and for summary judgment, respectively, for lack of subject matter jurisdiction under the FCA prior public disclosure bar.  The court has not yet ruled on the motions.  On May 9, 2016, the Court granted the joint motion of Silver and the Corporation and dismissed with prejudice all successor liability claims against the Corporation for or regarding the conduct of Chem Rx Corporation.   In the meantime, fact discovery continues.  The Corporation intends to vigorously defend itself against the remaining allegations in the case.

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

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Previous PVA effective April 1, 2015.  The Corporation also announced that it had entered into the Cardinal Health Prime Vendor Agreement ("Cardinal Health PVA") effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Previous PVA effective immediately based upon the Corporation's alleged failure to pay certain disputed miscellaneous charges and the Corporation's signing of the Cardinal Health PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Previous PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $50.4 million.  On May 18, 2015, ABDC filed an Amended Counterclaim seeking additional financial damages against the Corporation and asserted claims against two counter-defendants.  On November 23, 2015, the Corporation filed its Third Amended Complaint against ABDC for additional financial damages, amounts overcharged by ABDC, and for certain rebates not paid by ABDC under the Previous PVA.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 5—COMMITMENTS AND CONTINGENCIES (Continued)

On April 1, 2016, the Jefferson Circuit Court ruled that the Corporation could not set-off payment the amounts that ABDC owed the Corporation against amounts that ABDC had invoiced the Corporation.  Instead the Corporation must first pay ABDC and continue the litigation against ABDC to collect any amounts owed to the Corporation by ABDC upon the conclusion of the entire lawsuit. As a result, the Corporation owes approximately $50.4 million of payments for drug purchases in the first quarter of 2015, including post-judgment interest.  The Corporation has continued the litigation in the Jefferson Circuit Court against ABDC. On April 11, 2016, the Corporation filed a Motion to Alter and Amend the April 1, 2016 order of the Jefferson Circuit Court asking the judge to reconsider the final and appealable aspect of the order.  On August 8, 2016, the Jefferson County Circuit Court issued an order that granted the Corporation's April 11, 2016 Motion to Alter and Amend the Judgment entered on April 1, 2016.  The Court granted the Corporation's motion to remove the final and appealable designation from the April 1, 2016 order; therefore, the Corporation does not have to post a bond, pay ABDC post-judgment interest, or appeal to the Kentucky Court of Appeals for further relief.  The Jefferson Circuit Court's ruling on the right to set-off does not in any way adversely affect the Corporation's claims against ABDC and the Corporation's ability to pursue all of its claims against ABDC in the Jefferson Circuit Court.

Amounts owed to and from ABDC were previously offset resulting in a net receivable of $21.9 million from ABDC in the accompanying condensed consolidated balance sheet at June 30, 2016 classified as an other long-term asset. As a result of the ruling on the right to set-off during the first quarter of 2016, the Corporation has grossed up the receivable from ABDC to $72.3 million and the payable to $50.4 million. Accordingly, the $72.3 million receivable from ABDC is reflected in other long-term assets and the $50.4 million payable is reflected in other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2016.

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

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At June 30, 2016, the Corporation had accrued approximately $17.6 million related to the pending or settled legal actions and investigations.

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $3.4 million and $4.4 million for the three months ended June 30, 2015 and 2016, respectively, and $7.2 million and $8.8 million for the six months ended June 30, 2015 and 2016.  These costs primarily relate to costs incurred prior to an acquisition such as professional advisory fees and the costs associated with integrating completed acquisitions into our business, such as IT transition and facility related costs.

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

The Corporation recorded restructuring costs and other related charges of less than $0.1 million and $1.1 million during the three months ended June 30, 2015 and 2016, respectively, and $0.1 million and $2.5 million for the six months ended June 30, 2015 and 2016, respectively.  The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at December 31, 2015	Accrual	Utilized Amounts	Balance at June 30, 2016
Employee Severance and related costs	$0.3	$1.9	$(1.5)	$0.7
Facility costs	0.7	0.6	(0.7)	0.6
	$1.0	$2.5	$(2.2)	$1.3

The liability at June 30, 2016 represents amounts not yet paid relating to actions taken in connection with the restructuring plan (primarily lease payments and severance costs).

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million has been used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of June 30, 2016. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2016, the Corporation repurchased no shares of common stock.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for tax withholding purposes and to cover option exercise costs. The Corporation redeemed 129,459 shares from the vesting of certain awards and exercise of certain stock options, for an aggregate price of approximately $3.0 million during the six months ended June 30, 2016. These shares have also been designated by the Corporation as treasury stock.

Stock Option Activity

Stock options were not granted to officers and employees during the six months ended June 30, 2016. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2015	638,741	$14.34	1.3 years	$13.2
Exercised	(90,467)	14.96
Canceled	(97,688)	15.22
Expired	(954)	14.52
Outstanding shares at June 30, 2016	449,632	$14.09	1.2 years	$4.8
Exercisable shares at June 30, 2016	449,632	$14.09	1.2 years	$4.8

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2015	900,866	$22.26
Granted - Restricted Stock Units	252,859	20.37
Granted - Performance Share Units	211,523	20.37
Forfeited	(24,203)	22.59
Vested	(332,365)	18.96
Outstanding shares at June 30, 2016	1,008,680	$22.46

The weighted average remaining term and intrinsic value of non-vested shares as of June 30, 2016 was 1.6 years and $24.9 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Provision for income taxes	$4.3	$1.7	$10.1	$2.5
Total provision as a percentage of pre-tax income	65.7%	40.1%	46.2%	27.2%

The decrease in our provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2016 compared to the comparable 2015 period was due to decreases in pre-tax income as well as certain non-deductible employee compensation costs and discrete events including the Corporation's early adoption of ASU 2016-09 for 2016 which resulted in a significant decrease to the tax provision for excess tax benefits of $0.9 million.  The effective tax rate for the three months ended June 30, 2016 is higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and tax deficiencies of employee share-based compensation.  The effective tax rate for the six months ended June 30, 2016 is lower than the federal statutory rate largely as a result of excess tax benefits of employee share-based compensation recognized for this period.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $171.1 million and $162.3 million at December 31, 2015 and June 30, 2016, respectively.  The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of June 30, 2016, the Corporation had $18.0 million ($6.3 million tax benefit) of federal net operating loss carryforwards available. These net operating loss carryforwards resulted from the stock acquisitions the Corporation completed in 2013 and 2014.  These net operating loss carryforwards are subject to limitations under IRC Section 382; however, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  The Corporation has state net operating loss carryforwards representing a tax benefit of $4.2 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $21.1 million and $13.3 million at December 31, 2015 and June 30, 2016, respectively, net of state valuation allowances of $3.8 million.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Numerator:
Numerator for basic and diluted earnings per share - net income	$2.3	$2.5	$11.9	$6.6
Denominator:
Denominator for basic earnings per share - weighted average shares	30,388,902	30,728,592	30,287,638	30,628,145
Effect of dilutive securities (stock options, restricted stock units and performance share units)	440,822	299,582	460,434	375,000
Denominator for earnings per diluted share - adjusted weighted average shares	30,829,724	31,028,174	30,748,072	31,003,145
Basic earnings per share	$0.08	$0.08	$0.39	$0.22
Earnings per diluted share	$0.07	$0.08	$0.38	$0.21
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	4,028	892	2,526	-

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

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2016, reflect the financial position, results of operations, and cash flows of the Corporation.

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

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2016 through 2019:

2016	2017	2018	2019
Cubicin (Q3)*	Azilect (Q1)	Sensipar (Q1)*	Renexa (Q1)*
Tamiflu (Q3)	Vytorin (Q2)		Lyrica (Q2)*
Banzel (Q4)	Advair (Q3)		Vesicare (Q2)*
Combivent (Q4)	Reyataz (Q4)
Invanz (Q4)
Norvir (Q4)
Seroquel XR (Q4)*
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

2010 Health Care Reform Legislation

The Patient Protection and Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (combined we refer to both Acts as the "2010 Health Care Reform Legislation") were enacted in March 2010. State participation in the expansion of Medicaid under the 2010 Health Care Reform Legislation is voluntary. Two key provisions of the 2010 Health Care Reform Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit ("FUL") for drug prices and the definition of Average Manufacturer's Price ("AMP") and (ii) short cycle dispensing.

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

CMS published the draft FULs in accordance with the Final Rule for two months before publishing the final FULs. The final FULs became effective April 1, 2016 to coincide with the effective date of the Final Rule. States had until May 1, 2016 to implement the FULs.  CMS will update the FULs on a monthly basis after April 1, 2016 and the FULs will become effective on the first date of the month following their publication.  States will then have 30 days after the effective date of the monthly updates to implement the new FULs.

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

In a February 12, 2015 Final Rule entitled "Medicare Program: Contract Year 2016 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a regulation, effective January 1, 2016, prohibiting financial arrangements that penalize more efficient long-term care dispensing techniques (e.g., dispensing a 3 day supply over a 14 day supply) through pro-rated dispensing fees based on a day's supply or quantity dispensed.  CMS also finalized a requirement that, effective January 1, 2016, any differences in payment methodologies among long-term care pharmacies incentivize more efficient dispensing techniques.  The Corporation has implemented these regulations in its operations.

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

The critical accounting estimates discussed below are not intended to be a comprehensive list of all of the Corporation's accounting policies that require estimates. Management believes the estimates discussed below involve a higher degree of judgment and complexity. Management believes the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on the condensed consolidated results of operations and financial condition of the Corporation.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated statements of operations is as follows (dollars in millions):

	2015				2016
	Amount		% of Revenues		Amount	% of Revenues

First Quarter	$5.0		1.0%	First Quarter	$3.2	0.6%
Second Quarter	3.0		0.6	Second Quarter	0.7	0.1
Third Quarter	1.5		0.3
Fourth Quarter	(1.6	)*	(0.3)

* In the fourth quarter of 2015, the Corporation reversed an allowance of $4.6 million related to a customer's outstanding receivable for which a settlement payment was received which significantly exceeded the existing net receivable.

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2015	2016
First Quarter	34.0	34.7
Second Quarter	35.4	35.4
Third Quarter	35.5
Fourth Quarter	34.7

The following table shows our summarized aging categories by quarter:

	2015				2016
	First	Second	Third	Fourth	First	Second
0 to 60 days	61.4%	60.0%	58.9%	62.0%	63.5%	61.9%
61 to 120 days	15.8	15.7	15.2	15.0	14.7	16.3
Over 120 days	22.8	24.3	25.9	23.0	21.8	21.8

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2015				2016
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$59.7	$259.2	23.0%	First Quarter	$44.9	$244.4	18.3%
Second Quarter	58.8	257.9	22.8	Second Quarter	43.0	251.1	17.1
Third Quarter	57.7	253.5	22.8
Fourth Quarter	49.3	249.8	19.7

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,
	2015		2016
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$231.4	46.5%	$244.7	47.1%
Institutional healthcare providers	117.7	23.7	114.0	21.9
Medicaid	35.3	7.1	31.2	6.0
Private and other	18.6	3.7	19.0	3.7
Insured	73.3	14.7	82.1	15.8
Medicare	5.6	1.1	9.0	1.7
Hospital management fees	15.6	3.2	19.6	3.8
Total	$497.5	100.0%	$519.6	100.0%

	Six Months Ended June 30,
	2015		2016
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$468.6	46.4%	$489.4	46.9%
Institutional healthcare providers	239.6	23.8	232.3	22.2
Medicaid	76.4	7.6	69.6	6.7
Private and other	41.8	4.1	37.1	3.5
Insured	140.8	14.0	159.0	15.2
Medicare	10.6	1.1	17.4	1.7
Hospital management fees	31.2	3.0	39.3	3.8
Total	$1,009.0	100.0%	$1,044.1	100.0%

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy, specialty infusion, specialty oncology and distribution center locations.  The Corporation's inventory is valued at the lower of first-in, first-out cost or market.  The inventory consists of prescription drugs, over the counter products and intravenous solutions. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of, at a minimum, quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns and record an estimate for rebates associated with inventory remaining at the end of each period.

As of December 31, 2015 and June 30, 2016, our inventories were $155.2 million and $160.9 million, respectively.

  The inventory days on hand were as follows for the periods presented:

	2015	2016
First Quarter	26.1	24.4
Second Quarter	29.6	33.5
Third Quarter	25.7
Fourth Quarter	32.9

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill as of December 31, 2015 and June 30, 2016 was $371.0 million and $372.2 million, respectively.

The Corporation's policy is to perform a qualitative assessment of its institutional pharmacy and a quantitative assessment of its specialty infusion and specialty oncology reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  The Corporation performed the qualitative assessment of its institutional pharmacy reporting unit at December 31, 2015 and did not find it necessary to perform the first step of the two-step impairment analysis.  The Corporation also performed the quantitative assessments as of December 31, 2015 for its specialty infusion and specialty oncology reporting units.  The specialty infusion and specialty oncology reporting unit's fair value as calculated were approximately 23.8% and 175.7%, respectively, greater than book value at December 31, 2015.

There were no impairment triggering events during the six months ended June 30, 2016.

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

Results of Operations

The following table presents selected condensed consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts, and prescriptions in thousands):

	Three Months Ended June 30,							Six Months Ended June 30,
	2015		Increase (Decrease)			2016		2015		Increase (Decrease)			2016
	Amount	% of Revenues				Amount	% of Revenues	Amount	% of Revenues				Amount	% of Revenues
Revenues	$497.5	100.0	$22.1	4.4%		$519.6	100.0	$1,009.0	100.0	$35.1	3.5%		$1,044.1	100.0
Cost of goods sold	416.3	83.7	21.5	5.2		437.8	84.3	839.2	83.2	41.1	4.9		880.3	84.3
Gross profit	$81.2	16.3	$0.6	0.7%		$81.8	15.7	$169.8	16.8	$(6.0)	(3.5)%		$163.8	15.7

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	8,452		(226)	(2.7	) %	8,226		17,505		(632)	(3.6	) %	16,873
Revenue per prescription dispensed	$58.86		$4.31	7.3%		$63.17		$57.64		$4.24	7.4%		$61.88
Gross profit per prescription dispensed	$9.61		$0.33	3.4%		$9.94		$9.70		$0.01	1.0%		$9.71
Gross profit margin	16.3%		(0.6)%	(3.7)%		15.7%		16.8%		(1.1)	(6.5)%		15.7%
Generic dispensing rate	86.0%		0.3%	0.3%		86.3%		85.6%		0.8%	0.9%		86.4%

Revenues

Revenues increased $22.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 which was driven by significant organic growth and acquisitions in the Corporation's specialty pharmacy businesses partially offset by a 2.8% reduction in prescription volumes in the institutional pharmacy business, lower Medicare Part D reimbursement and 2015 brand to generic conversions.  The increase of $22.1 million is comprised of a favorable rate variance of approximately $36.4 million or $4.31 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $14.3 million or 226,000 fewer prescriptions dispensed.  The revenue per prescription dispensed increase was due to the increased volume in the Corporation's specialty pharmacy businesses, which carries higher revenue per script, and branded drug inflation.

Revenues increased $35.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 which was driven by recent acquisitions, growth in the Corporation's specialty pharmacy businesses and branded drug inflation, partially offset by a 3.8% reduction in prescription volumes in the institutional pharmacy business, lower Medicare Part D reimbursement and 2015 brand to generic conversions.  The increase of $35.1 million is comprised of a favorable rate variance of approximately $74.2 million or $4.24 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $39.1 million or 632,000 fewer prescriptions dispensed. The revenue per prescription dispensed increase was due to the increased volume in the Corporation's specialty pharmacy businesses, which carry higher revenue per script, and branded drug inflation.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $81.8 million or $9.94 per prescription dispensed compared to $81.2 million or $9.61 per prescription dispensed for the three months ended June 30, 2015.  The increase in gross profit was primarily driven by an increase in revenues in the Corporation's specialty pharmacy businesses partially offset by lower Medicare Part D reimbursement.

Gross profit for the six months ended June 30, 2016 was $163.8 million or $9.71 per prescription dispensed compared to $169.8 million or $9.70 per prescription dispensed for the six months ended June 30, 2015. The decrease in gross profit was due to lower prescription volumes in the Corporation's institutional pharmacy business partially offset by higher gross profit associated with the Corporation's specialty pharmacy businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55.7 million, or 10.7% of revenues, for the three months ended June 30, 2016 compared to $55.4 million, or 11.1% of revenues, for the three months ended June 30, 2015.  The increase of $0.3 million was due to selling, general and administrative expenses associated with 2015 Acquisitions, partially offset by a reduction in bad debt expense as a result of an improvement in the Corporation's client mix.

Selling, general and administrative expenses were $112.7 million, or 10.8% of revenues, for the six months ended June 30, 2016 compared to $114.4 million, or 11.3% of revenues, for the six months ended June 30, 2015.  The decrease of $1.7 million was due to a reduction in bad debt expense, as a result of an improvement in the Corporation's client mix, partially offset by selling, general and administrative expenses associated with 2015 Acquisitions.

Depreciation and Amortization

Depreciation expense was $5.7 million for both the three months ended June 30, 2016 and the three months ended June 30, 2015 and $11.0 million for the six months ended June 30, 2016 as compared to $11.5 million for the six months ended June 30, 2015.  Depreciation expense decreased $0.5 million for the six months, due to assets becoming fully depreciated during the current year.

Amortization expense was $8.2 million for the three months ended June 30, 2016 compared to $7.0 million for the three months ended June 30, 2015 and $16.4 million for the six months ended June 30, 2016 as compared to $13.6 million for the six months ended June 30, 2015.  The increase of $1.2 million for the three months and $2.8 million for the six months, was due primarily to the amortization expense recognized on intangibles acquired through the 2015 acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $4.9 million for the three months ended June 30, 2016 compared to $6.9 million for the three months ended June 30, 2015 and were $8.0 million for the six months ended June 30, 2016 as compared to $9.2 million for the six months ended June 30, 2015.  These costs relate to the Corporation's defense and settlement of certain governmental investigations and other litigation.  These costs decreased compared to prior year due to fewer litigation settlements in the current year.

Restructuring and Impairment Charges

Restructuring and impairment charges were $1.1 million for the three months ended June 30, 2016 compared to less than $0.1 million for the three months ended June 30, 2015 and were $2.5 million for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015.  These costs are primarily the result of the Corporation's specialty pharmacy restructuring and centralization initiative in 2015 and 2016.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $4.4 million for the three months ended June 30, 2016 compared to $3.4 million for the three months ended June 30, 2015 and were $8.8 million for the six months ended June 30, 2016 compared to $7.2 million for the six months ended June 30, 2015. The increase was related to costs associated with integrating 2015 Acquisitions, along with an increase in legal costs associated with current and future acquisitions.

Interest Expense

Interest expense was $3.3 million for the three months ended June 30, 2016 compared to $1.9 million for the three months ended June 30, 2015 and was $6.3 million for the six months ended June 30, 2016 compared to $3.3 million for the six months ended June 30, 2015.  The increase was primarily due to increased borrowing on the revolving credit facility, associated with the Corporation's inventory purchasing strategy and the fourth quarter 2015 Acquisitions, and net activity associated with the mandatorily redeemable interest liability.

Tax Provision

The Company's effective tax rate for the six months ended June 30, 2016 was 27.2%, comprised of the 35% federal statutory rate, 2.5% for the state rate, 0.1% for permanent differences, and (10.4)% for discrete events.  The favorable discrete event is the result of the Company's early adoption of ASU 2016-09 during the first quarter.  As a result of the adoption, $0.9 million of excess tax benefits was recorded to the provision for the six months ended June 30, 2016.  Excluding the impact of discrete events and other nonrecurring items, the normalized provision for income taxes as a percentage of pre-tax income would have been 36.6% for the six months ended June 30, 2016.  When compared to the normalized effective tax rate of 37.7% for the six months ended June 30, 2015 the decrease of 1.1% is primarily driven by the decrease in the nondeductible employee compensation limitation.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net cash provided by (used in) operating activities	$(22.2)	$(24.1)	$22.1	$41.2
Net cash used in investing activities	(6.5)	(8.1)	(31.5)	(20.2)
Net cash provided by (used in) financing activities	24.8	34.1	(2.6)	(16.7)
Net change in cash and cash equivalents	(3.9)	1.9	(12.0)	4.3
Cash and cash equivalents at beginning of period	25.2	25.5	33.3	23.1
Cash and cash equivalents at end of period	$21.3	$27.4	$21.3	$27.4

Operating Activities – Cash used in operating activities aggregated $24.1 million for the three months ended June 30, 2016 compared to $22.2 million for the three months ended June 30, 2015 and cash provided by operating activities aggregated $41.2 million for the six months ended June 30, 2016 as compared to $22.1 million for the six months ended June 30, 2015.  While the three month periods were relatively consistent, the increase in cash from operating activities for the six month period is due primarily to a higher accounts payable balance associated with the Corporation's specialty pharmacy businesses partially offset by year over year reductions in cash provided by operations for accounts receivable, inventory and prepaid and other assets.

Investing Activities – Cash used in investing activities aggregated $8.1 million and $20.2 million for the three and six months ended June 30, 2016, respectively, compared to $6.5 million and $31.5 million for the three and six months ended June 30, 2015, respectively.  The increase in the three month period is due to a slight increase in fixed asset purchases. The decrease in cash used in investing activities for the six month period is a result of  cash paid for acquisitions during the respective periods.

Financing Activities – Cash provided by financing activities aggregated $34.1 million for the three months ended June 30, 2016 compared to $24.8 million for the three months ended June 30, 2015. Cash used in financing activities aggregated $16.7 million for the six months ended June 30, 2016 compare to $2.6 million for the six months ended June 30, 2015.  The increase in cash provided by financing activities for the three month period is due primarily to the increase in revolving credit facility borrowings as a result of the Corporation's inventory purchasing strategy during the second quarter of 2016. The increase in cash used in financing activities for the six month period is due primarily to the net $8.0 million payments in revolving credit facility activity in 2016 compared to $1.0 million payments in the same period in 2015.

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

The Corporation had a total of $213.8 million outstanding of term debt under the Credit Agreement and $199.0 million outstanding under the revolving portion of the Credit Agreement as of June 30, 2016.  The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2016 was $2.8 million.  After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $108.2 million as of June 30, 2016.

The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios.  The Corporation was compliant with all debt covenant requirements at June 30, 2016.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock.  Approximately $19.7 million remained available under the program as of June 30, 2016.  Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility.  The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.  Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans.  The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2016, the Corporation repurchased no shares of common stock.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs.  The Corporation redeemed 129,459 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $3.0 million during the six months ended June 30, 2016. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2016, the Corporation had a total of 2,906,334 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2015 and for the first and second quarters of 2016 (in millions, except where indicated):

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$511.6	$497.5	$498.8	$520.6	$524.5	$519.6
Cost of goods sold	423.0	416.3	420.2	433.9	442.5	437.8
Gross profit	88.6	81.2	78.6	86.7	82.0	81.8
Selling, general and administrative	59.0	55.4	52.7	55.4	57.0	55.7
Amortization expense	6.6	7.0	7.0	8.0	8.2	8.2
Merger, acquisition, integration costs, and other charges	3.8	3.4	8.0	6.1	4.4	4.4
Settlement, litigation and other related charges	2.3	6.9	2.1	2.0	3.1	4.9
Restructuring and impairment charges	0.1	-	0.2	0.2	1.4	1.1
Hurricane Sandy disaster costs (recoveries)	-	-	0.1	(5.0)	-	-
Operating income	16.8	8.5	8.5	20.0	7.9	7.5
Interest expense, net	1.4	1.9	2.1	1.2	3.0	3.3
Income before income taxes	15.4	6.6	6.4	18.8	4.9	4.2
Provision (benefit) for income taxes	5.8	4.3	3.4	(1.4)	0.8	1.7
Net income	$9.6	$2.3	$3.0	$20.2	$4.1	$2.5

Earnings per share (1):
Basic	$0.32	$0.08	$0.10	$0.66	$0.13	$0.08
Diluted	$0.31	$0.07	$0.10	$0.66	$0.13	$0.08

Adjusted diluted earnings per diluted share (1)(2):	$0.57	$0.48	$0.49	$0.56	$0.45	$0.47

Shares used in computing earnings per share:
Basic	30.2	30.4	30.4	30.4	30.5	30.7
Diluted	30.7	30.8	30.9	31.0	30.9	31.0

Balance sheet data:
Cash and cash equivalents	$25.2	$21.3	$40.0	$23.1	$25.5	$27.4
Working capital	$292.8	$293.5	$285.1	$342.1	$303.9	$325.8
Goodwill	$341.9	$341.9	$341.8	$371.0	$372.1	$372.2
Intangible assets, net	$179.2	$172.2	$165.2	$190.2	$182.1	$173.9
Total assets (4)	$1,042.5	$1,060.0	$1,057.8	$1,151.6	$1,166.6	$1,201.1
Long-term debt (4)	$323.1	$347.0	$335.2	$425.2	$377.6	$411.8
Total stockholders' equity	$487.1	$492.1	$496.9	$519.4	$522.4	$526.9

Supplemental information:
Adjusted EBITDA(2)	$35.4	$31.5	$31.6	34.7	$30.3	$31.8
Adjusted EBITDA Margin (2)	6.9%	6.3%	6.3%	6.7%	5.8%	6.1%
Adjusted EBITDA per prescription dispensed (2)	$3.91	$3.73	$3.85	$4.13	$3.50	$3.87
Net cash provided by (used in) operating activities	$44.3	$(22.2)	$37.5	$(41.1)	$65.3	$(24.1)
Net cash used in investing activities	$(25.0)	$(6.5)	$(6.8)	$(65.8)	$(12.1)	$(8.1)
Net cash (used in) provided by financing activities	$(27.4)	$24.8	$(12.0)	$90.0	$(50.8)	$34.1

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,053	8,452	8,208	8,411	8,647	8,226
Revenue per prescription dispensed (3)	$56.51	$58.86	$60.77	$61.60	$60.66	63.17
Gross profit per prescription dispensed (3)	$9.79	$9.61	$9.58	$10.01	$9.48	$9.94
Gross profit margin (30	17.3%	16.3%	15.8%	16.3%	15.6%	15.7%
Generic drug dispensing rate	85.3%	86.0%	86.5%	86.3%	86.6%	86.3%
Inventory days on hand	26.1	29.6	25.7	32.9	24.4	33.5
Revenue days outstanding	34.0	35.4	35.5	34.7	34.7	35.4

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)	See "Use of Non-GAAP Measures for Measuring Quarterly Results" for a definition and Reconciliation of Adjusted Earnings Per Diluted Common Share to Earnings (Loss) Per Diluted Common Share, and for Reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)	The fourth quarter 2015 amounts do not include the $2.5 million California Medicaid recoupment reversal.
(4)	Adjusted due to an accounting change for deferred financing costs associated with long-term debt. See Footnote 4 to the condensed consolidated financial statements.

Use of Non-GAAP Measures for Measuring Quarterly Results

The Corporation calculates Adjusted EBITDA as provided in the reconciliation below and calculates Adjusted EBITDA Margin by taking Adjusted EBITDA and dividing it by revenues adjusted for the contractual amount associated with the California Medicaid estimated recoupment. The Corporation calculates and uses Adjusted EBITDA as a performance measure. The measurement is used in concert with net income (loss) and cash flows from operating activities, which measure actual cash generated in the period. In addition, the Corporation believes that Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. In addition, Adjusted EBITDA, as defined in the Credit Agreement, is used in conjunction with the Corporation's debt leverage ratio and this calculation sets the applicable margin for the quarterly interest charge. Adjusted EBITDA, as defined in the Credit Agreement, is not the same calculation as this Adjusted EBITDA table. Adjusted EBITDA presented herein does not represent funds available for the Corporation's discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from (used in) operating activities data as measured under U.S. GAAP. The items excluded from Adjusted EBITDA but included in the calculation of the Corporation's reported net income and cash flows from (used in) operating activities are significant components of the accompanying condensed consolidated statements of operations and cash flows and must be considered in performing a comprehensive assessment of overall financial performance. The Corporation's calculation of Adjusted EBITDA may not be consistent with calculations of EBITDA used by other companies. The following are reconciliations of Adjusted EBITDA to the Corporation's net income and net operating cash flows for the periods presented.

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related charges, Hurricane Sandy disaster costs (recoveries), restructuring and impairment charges, California Medicaid recoupment, amortization of intangible assets, and the tax impact of the adjustments on the tax provision ("the Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying condensed consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA (dollars in millions)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Net income	$9.6	$2.3	$3.0	$20.2	$4.1	$2.5
Add:
Interest expense, net	1.4	1.9	2.1	1.2	3.0	3.3
Provision (benefit) for income taxes	5.8	4.3	3.4	(1.4)	0.8	1.7
Depreciation and amortization expense	12.4	12.7	12.7	13.9	13.5	13.9
EBITDA	29.2	21.2	21.2	33.9	21.4	21.4
Merger, acquisition, integration costs and other charges	3.8	3.4	8.0	6.1	4.4	4.4
Settlement, litigation and other related charges	2.3	6.9	2.1	2.0	3.1	4.9
California Medicaid recoupment	-	-	-	(2.5)	-	-
Restructuring and impairment charges	0.1	-	0.2	0.2	1.4	1.1
Hurricane Sandy disaster costs (recoveries)	-	-	0.1	(5.0)	-	-
Adjusted EBITDA	$35.4	$31.5	$31.6	$34.7	$30.3	$31.8
Adjusted EBITDA Margin	6.9%	6.3%	6.3%	6.7%	5.8%	6.1%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows (dollars in millions)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$35.4	$31.5	$31.6	$34.7	$30.3	$31.8
Interest expense, net	(1.4)	(1.9)	(2.1)	(1.2)	(3.0)	(3.3)
Merger, acquisition, integration costs and other charges	(6.2)	(10.3)	(10.4)	(0.8)	(8.9)	(10.4)
Provision for bad debt	5.0	3.0	1.5	(1.6)	3.2	0.7
Amortization of deferred financing fees	0.1	0.2	0.1	0.2	0.1	0.2
(Gain) loss on disposition of equipment	0.1	-	-	(0.1)	-	-
Gain on acquisition	-	-	-	(0.4)	-	-
Provision (benefit) for income taxes	(5.8)	(4.3)	(3.4)	1.4	(0.8)	(1.7)
Deferred income taxes	2.3	0.2	2.1	(0.6)	3.1	4.7
Changes in federal and state income tax payable (receivable)	0.1	(9.1)	(1.0)	(0.7)	(0.9)	(2.9)
Stock-based compensation and deferred compensation	2.0	1.7	1.7	2.4	1.4	2.7
Excess tax benefit from stock-based compensation	(1.9)	(0.2)	(0.2)	(0.1)	(1.0)	(0.2)
Changes in assets and liabilities	14.6	(33.1)	17.6	(74.2)	41.7	(45.7)
Other	-	0.1	-	(0.1)	0.1	-
Net Cash Flows Provided by (Used in) Operating Activities	$44.3	$(22.2)	$37.5	$(41.1)	$65.3	$(24.1)

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second

Diluted earnings per share	$0.31	$0.07	$0.10	$0.66	$0.13	$0.08
Add:
Diluted earnings per share impact of:						-
Merger, acquisition, integration costs and other charges	0.08	0.07	0.17	0.11	0.09	0.09
Settlement, litigation and other related charges	0.05	0.13	0.04	0.05	0.06	0.10
California Medicaid recoupment	-	-	-	(0.05)	-	-
Restructuring and impairment charges	-	-	0.01	-	0.03	0.02
Hurricane Sandy disaster recoveries	-	-	-	(0.10)	-	-
Amortization of intangible assets	0.13	0.14	0.15	0.15	0.17	0.17
Tax impact of the above adjustment charges on tax provision	-	0.07	0.02	(0.26)	(0.03)	0.01
Adjusted diluted earnings per share	$0.57	$0.48	$0.49	$0.56	$0.45	$0.47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

The Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs.  The Corporation redeemed 129,459 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $3.0 million during the six months ended June 30, 2016.  These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
April 1, 2016 - April 30, 2016	42	(1)	$24.41	-	$19.7
May 1, 2016 - May 31, 2016	273	(1)	25.99	-	19.7
June 1, 2016 - June 30, 2016	306	(1)	25.77	-	19.7

(1)	The Corporation repurchased 621 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)	On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the six months ended June 30, 2016.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits

Exhibit No.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: August 9, 2016	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: August 9, 2016	/s/ David W. Froesel, Jr.
David W. Froesel, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

/s/ Berard E. Tomassetti
Date: August 9, 2016	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.