Form 10-K
period 2016-12-31
PharMerica CORP
filed 2017-02-24
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2016 was $717,724,713.

Class of Common Stock	Outstanding at February 17, 2017
Common stock, $0.01 par value	30,789,579

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from registrant's definitive proxy statement for the 2017 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2016.

PHARMERICA CORPORATION
FORM 10-K

Part I

Item 1.	Business

Overview

Formed in 2006, PharMerica Corporation (together with its subsidiaries, the "Corporation," "we," "us," or "our"), a Delaware Corporation, is an institutional pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 99 institutional pharmacies, 19 specialty infusion centers and 4 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, individuals receiving in-home care and patients with cancer.

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

Acquire Competitors. We also intend to expand our market share through selected geographic expansion in markets not currently served by us and through strategic acquisitions in existing and underserved markets. The Corporation currently operates in 45 states. We believe that there are growth opportunities in several other markets. There are numerous businesses in our markets, mostly small or regional companies that lack the scale that we believe will be necessary to ultimately compete in a market that is national in scope. We intend to actively seek opportunities to acquire companies. Since its formation in 2006, the Corporation has acquired 23 institutional pharmacy businesses, six specialty infusion services businesses, one specialty oncology pharmacy and one hospital services business.

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

Customers

Institutional Care Settings. At December 31, 2016, the Corporation provided institutional pharmacy services to patients in 45 states.  Our customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities and other long-term alternative care settings. We are generally the primary source of pharmaceuticals for our customers.

Our customers depend on institutional pharmacies like us to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication regimens and safety. We dispense pharmaceuticals in patient specific packaging in accordance with physician instructions.

Specialty Infusion Services. At December 31, 2016, the Corporation provided specialty infusion services to patients in 16 states with acute or chronic conditions in a setting outside of a hospital or nursing home.

Specialty Oncology Services.  At December 31, 2016, the Corporation provided specialty oncology medication services to patients in 46 states with acute and chronic conditions in a hospital or physician practice or the home setting.

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

Brand to Generic Conversions

The following table summarizes the Corporation's generic drug dispensing rate:

2014	2015	2016
84.9%	86.0%	86.0%

The following table summarizes the material brand-to-generic conversions expected to occur in 2017 through 2020:

2017	2018	2019	2020
Azilect( Q1)	Sensipar (Q1)*	Ranexa (Q1)*	**
Vytorin (Q2)	Invanz (Q1)	Lyrica (Q2)*
Reyataz (Q4)
Advair (Q3)*
ProAir (Q2)
Strattera (Q2)

* These represent the most significant brand-to-generic conversions
** There are no significant brand-to-generic conversions currently known
(Number in parentheses refers to the expected quarter of conversion)

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

A summary of revenue by payer type for the years ended December 31, are as follows (dollars in millions):

	2014		2015		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$866.0	45.7%	$951.3	46.9%	$990.6	47.4%
Institutional healthcare providers	459.7	24.3	469.8	23.2	448.4	21.4
Medicaid	167.1	8.8	150.1	7.4	132.9	6.4
Private and other	81.9	4.3	79.4	3.9	71.5	3.4
Insured	239.0	12.6	291.0	14.4	331.3	15.8
Medicare	21.9	1.2	22.2	1.1	36.0	1.7
Hospital management fees	58.9	3.1	64.7	3.1	80.4	3.9
Total	$1,894.5	100.0%	$2,028.5	100.0%	$2,091.1	100.0%

Competition

We face a highly competitive environment in the institutional pharmacy market. In each geographic market, there are national, regional and local institutional pharmacies that provide services comparable to those offered by our pharmacies. Also one of our competitors has greater financial resources than we do which may be more established in the markets they serve than we are. In addition, owners of skilled nursing facilities are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. On a nationwide basis, there is one larger competitor in the institutional pharmacy industry, Omnicare, Inc., a division of CVS Health (NYSE: CVS).

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

Employees

As of December 31, 2016, we had approximately 5,700 employees which included approximately 1,200 part-time employees. The Corporation had approximately 300 employees that were covered by collective bargaining agreements as of December 31, 2016. As of December 31, 2016, we employed approximately 1,200 licensed pharmacists. We believe that our relationships with our employees are good.

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

On October 4, 2016, the Center for Medicare & Medicaid Services (CMS) issued a Final Rule revising the requirements for long-term care facilities participating in the Medicare and Medicaid programs. The revised rules comprehensively impact the operation of long-term care facilities. Among them are requirements specific to pharmacy services within long-term care facilities, which directly impact our business. The revised rule requires a pharmacist to review a resident's medical chart during each monthly drug regimen review. Additionally, the pharmacist must report any irregularities, including use of unnecessary drugs, to the attending physician, the facility medical director, and the nursing director.  Moreover, the revised rules expanded existing requirements that facilities ensure efforts are made to reduce or eliminate the inappropriate use of psychotropic drugs.
The Final Rule became effective on November 28, 2016 and provides for implementation to occur in three phases, with the first phase having required compliance by November 28, 2016 and the last phase requiring implementation by November 28, 2019.

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

Similarly to how the OIG enacts safe harbors and other guidance with respect to the anti-kickback statute, CMS enacts new exceptions and guidance with respect to the federal Stark law. As explained above, the Stark law prohibits the referral of patients by physicians for certain designated health services to an entity ("DHS Entity") with which the physician has a financial relationship. The scope of what constitutes a "financial relationship" is broad under the law, although certain ownership/investment interests and compensation arrangements between DHS Entities and physicians are excepted by statutes and regulations. CMS continues to release new regulations (including new exceptions), Advisory Opinions, and other compliance documents to provide guidance to healthcare providers. Moreover, many states have also enacted similar statutes governing the relationship between health care entities and referring physicians, which may be broader or narrower than the federal Stark laws.
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

Laws Affecting Interactions with Patients / Beneficiaries
Federal laws also impact how health care entities may interact with patients. The federal civil monetary penalty statute ("CMP") prohibits offering or providing remuneration to Medicare and state health care program beneficiaries that the person providing the remuneration knows or should know is likely to influence the beneficiaries to order or receive health care items or services from a particular provider, practitioner, or supplier of health care items or services. Much like the federal anti-kickback statute, the OIG promulgates regulations that affect the scope of this prohibition.
For example, on December 7, 2016, the OIG released amendments to the CMP. Some of the amendments may impact our business, such as allowing certain remuneration that poses a low risk of harm and promotes access to care for patients, as well as allowing certain remuneration to financially needy individuals. This law, as well as similar state laws, impact how we may interact with patients and thus the operation of our business.

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

It is not clear what impact, if any, the 2016 elections (including the new Presidential administration) will have on the various provisions of the 2010 Health Care Reform Legislation. It is possible that parts of the 2010 Health Care Reform Legislation that impact our business may be repealed or otherwise amended. We will continue to monitor any developments that may impact our business.
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

CMS published the draft FULs in accordance with the Final Rule for two months before publishing the final FULs. The final FULs became effective April 1, 2016 to coincide with the effective date of the Final Rule. States had until May 1, 2016 to implement the FULs. CMS updates the FULs on a monthly basis and the FULs become effective on the first date of the month following their publication. States have 30 days after the effective date of the monthly updates to implement the new FULs.

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

Due to the nature of our contracts, the Final Rule has not had a material impact on our business; however, the Corporation will continue to analyze the effect of these changes on its business, results of operations, and liquidity.

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

Medicare Part D Changes

In a May 23, 2014 Final Rule titled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS announced the Part D Prescriber Enrollment Requirement, which states that Medicare Part D prescription drug benefit plans may not cover drugs prescribed by providers who are not enrolled in (or validly opted out of) Medicare in an approved status, except in very limited circumstances. CMS previously stated that it is delaying enforcement of the Part D Enrollment Requirements until February 1, 2017. On November 6, 2016, however, CMS announced that it will implement the new requirement in a multifaceted, phased approach, where full enforcement of the requirement will begin on January 1, 2019.

In a February 12, 2015 Final Rule entitled "Medicare Program: Contract Year 2016 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a regulation, effective January 1, 2016, prohibiting financial arrangements that penalize more efficient long-term care dispensing techniques (e.g., dispensing a 3 day supply over a 14 day supply) through pro-rated dispensing fees based on a day's supply or quantity dispensed. CMS also finalized a requirement that, effective January 1, 2016, any differences in payment methodologies among long-term care pharmacies incentivize more efficient dispensing techniques. The Corporation has implemented these regulations in its operations and as amended its contracts with the Part D Plans so that there has been no material impact to the business, results of operations, or liquidity.

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

21st Century Cures Act

The 21st Century Cures Act ("Cures Act"), enacted in December 2016, among other things implemented Average Sales Price ("ASP") pricing for Part B DME infusion drugs in January of 2017 and delayed payment for the home infusion services necessary to administer these drugs until January of 2021. The amount at which the services will be reimbursed has not yet been determined by the United States Department of Health and Human Services. While several therapies are impacted by this change, the two most affected therapies of our specialty home infusion business are inotropic therapy for heart failure and subcutaneous immunoglobulin therapy for primary immunodeficiency diseases. Because of the delayed implementation of the reimbursement for home infusion therapy services and the unknowns with respect to the actual amount of reimbursement, the Corporation cannot determine the full impact of the Cures Act on the Corporation.  The change in presidential administrations has caused uncertainty regarding the implementation of the Cures Act, meaning that the full impact of this new law on the Company is uncertain. The Corporation will continue to analyze the effect of this law on its business and results of operations.

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

Medicare

The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, in-patient hospital, skilled nursing facilities, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers such as intravenous therapy; (iii) Medicare Part C or Medicare Advantage, a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

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

The distribution of pharmaceuticals to healthcare facilities is highly competitive. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies, which provide services comparable to those offered by our pharmacies. Also one of our competitors has greater financial resources than we do which may be more established in the markets they serve than we are. We also compete against regional and local pharmacies that specialize in long-term care. In addition, local pharmacies have strong personal relationships with their customers. Because relatively few barriers to entry exist in the local markets we serve, we may encounter substantial competition from local market entrants. In addition, owners of skilled nursing facilities, including prior and current customers, are also entering the institutional pharmacy market, particularly in areas of their geographic concentration. Consolidation within the institutional pharmacy industry may also lead to increased competition. Competitive pricing pressures may adversely affect our earnings and cash flow.

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

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals. This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model that is being labeled an "accountable care organizations". These organizations are encouraged by the 2010 Health Care Reform Legislation. These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the improved efficiency.

Participation in equity-based joint ventures offers hospitals and other providers an opportunity to more efficiently transfer patients to less expensive care settings, while keeping the patient within their networks. Additionally, it provides many hospitals with a mechanism to invest accumulated profits in a growing sector with attractive margins.

If home infusion joint ventures continue to expand and we lose referrals as a result, our financial condition, results of operations and liquidity could be adversely affected.

Our operating revenue and profitability may suffer because of an increase in our generic dispensing rate.

A shift in prescriptions dispensed from brand to generic and a decline in generic reimbursement rates from the Prescription Drug Plans ("PDPs")/Prescription Benefit Managers ("PBMs") may affect our operating revenue. When a branded drug shifts to a generic, initial pricing of the generic drug in the market will vary depending on the number of manufacturers launching their generic version of the drug. Historically a shift from brand to generic decreased our revenues and improved our gross margin from sales of these classes of drugs during the initial time period a brand drug has a generic alternative. However, recent experience has indicated that the third-party payers may reduce their reimbursements to the Corporation faster than previously experienced. This acceleration in the reimbursement reduction and the number of generic manufacturers have resulted in margin compression as multi-source alternatives have become available much earlier than we have historically experienced. In addition, the number of generic manufacturers entering the market impacts the overall cost and reimbursement of generic drugs. Due to the unique nature of the brand-to-generic conversion, management cannot estimate the future financial impact of the brand-to-generic conversions on its results of operations.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, be required to pay substantial damages or make significant changes to our operations.

We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our institutional pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Different interpretations and enforcement policies of existing statutes and regulations applicable to our business could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

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

The change of Presidential administration and the results of other elections such as the 2016 Congressional elections may lead to health care reform impacting our business.
The change in Presidential administration and the results of other elections such as the 2016 Congressional elections may lead to changes that may have an impact on our business. Possible reforms may come from the repeal of or amendment to the 2010 Health Care Reform Legislation, amendments to Medicare and/or Medicaid, and other changes in the laws and regulations that may impact our operations. We will continue to monitor and analyze the effects of these changes, if any, on our business and operations.
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

CMS published the draft FULs in accordance with the Final Rule for two months before publishing the final FULs. The final FULs became effective April 1, 2016 to coincide with the effective date of the Final Rule. States had until May 1, 2016 to implement the FULs. CMS updates the FULs on a monthly basis and the FULs become effective on the first date of the month following their publication. States have 30 days after the effective date of the monthly updates to implement the new FULs. The Final Rule also changed how states reimburse pharmacies. The Final Rule now requires states to pay pharmacies based on the actual acquisition cost of the drug, as opposed to the estimated acquisition cost. Moreover, the Final Rule requires states to consider the sufficiency of both the ingredient cost reimbursement and dispensing fee reimbursement when proposing changes to either of these components of reimbursement for Medicaid covered drugs.

Due to the nature of our contracts, the Final Rule has not had a material impact on our business; however, the Corporation will continue to analyze the effect of these changes on its business, results of operations, and liquidity.

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

Another law that impacts the relationship we have with potential referral sources is the federal Stark law. Stark law prohibits the referral of patients by physicians for certain designated health services to an entity ("DHS Entity") with which the physician has a financial relationship. The scope of what constitutes a "financial relationship" is broad under the law, although certain ownership/investment interests and compensation arrangements between DHS Entities and physicians are excepted by statutes and regulations. Stark Law is a strict-liability statute such that if a DHS Entity has a financial relationship with a referring physician, the failure to strictly comply with the specific requirements of an exception automatically may result in a Stark law violation.
Federal laws also impact how health care entities may interact with patients. The CMP prohibits offering or providing remuneration to Medicare and state health care program beneficiaries that the person providing the remuneration knows or should know is likely to influence the beneficiaries to order or receive health care items or services from a particular provider, practitioner, or supplier of health care items or services. Much like the federal anti-kickback statute, the OIG promulgates regulations that affect the scope of this prohibition.

    The anti-kickback statute, Stark Law, the CMP, and similar state laws and regulations are expansive. We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

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

Further, both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. The OIG and the U.S. Department of Justice have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. In addition, under the federal False Claims Act, private parties have the right to bring "qui tam" whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states have adopted similar state whistleblower and false claims provisions.  If we are unable to adjust to changes to these provisions, it could have a material adverse effect on our financial condition, results of operations and liquidity.

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

In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information as well as proprietary or confidential information relating to our business or third parties. A successful cybersecurity attack or other data security incident could result in the misappropriation of confidential or personal information, create system interruptions, or deploy malicious software that attacks our information technology security systems. Such an attack or incident could result in business interruptions from the disruption of our information technology systems or negative publicity resulting in reputational damage with our customers, shareholders and other stakeholders. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

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

The Corporation previously had a Prime Vendor Agreement (the "Previous PVA") with AmerisourceBergen Drug Corporation ("ABDC"). As a result of ABDC's failure to comply with certain pricing and rebate provisions of the Previous PVA, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31, 2014. Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters. All these receivables totaled $53.0 million and were included in prepaids and other assets in the accompanying consolidated balance sheet as of December 31, 2014. During the period of January 1, 2015 through December 31, 2015, an additional $19.3 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Previous PVA were recognized which brought the total gross receivable to $72.3 million and which is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2015; these amounts are currently in dispute and are the subject of litigation between the parties. During the period of January 1, 2016 through December 31, 2016, as a result of a judicial determination regarding the right to set-off, the Corporation recorded amounts related to this matter on a gross basis resulting in a receivable from ABDC to $72.3 million and the payable to $48.9 million. Accordingly, the $72.3 million receivable from ABDC is reflected in other long-term assets and the $48.9 million payable is reflected in other long-term liabilities in the accompanying consolidated balance sheet as  of December 31, 2016.

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

We have $392.3 million of goodwill and $187.6 million of recorded intangible assets on our consolidated balance sheet as of December 31, 2016. Our intangible assets primarily represent the value of client relationships, trade names and non-compete agreements that were recorded from past acquisitions. Under current accounting rules, finite-lived intangible assets are amortized over their useful lives. These assets may become impaired with the loss of significant clients, the enactment of adverse legislation or other events which may impact our financial position, results of operations, or cash flows. If the carrying amount of the assets exceeds the undiscounted pre-tax expected future cash flows from the lowest appropriate asset grouping, we would be required to record a non-cash impairment charge to our consolidated income statements in the amount the carrying value of these assets exceeds its fair value. In addition, while the intangible assets may not be impaired, the useful lives are subject to continual assessment, taking into account historical and expected losses of relationships that were in the base at time of acquisition. This assessment may result in a reduction of the remaining weighted average useful life of these assets, resulting in potentially significant increases to non-cash amortization expense that is charged to our consolidated income statements. A goodwill or intangible asset impairment charge, or a reduction of useful lives, could have a material effect on our results of operations.

We are highly dependent on our senior management team and our pharmacy professionals.

We are highly dependent upon the members of our senior management and our pharmacists and other pharmacy professionals. Our business is managed by a small number of senior management personnel. If we were unable to retain these persons, we might be materially adversely affected due to the limited pool of senior management personnel with significant experience in our industry. Accordingly, we could experience significant difficulty in replacing key management personnel. We expect that any employment contracts we enter into with our key management personnel will be subject to termination without cause by either party. Moreover, members of our senior management team will need time to fully assess and understand our business and operations. We can offer no assurance how long these members of senior management will choose to remain with us.

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is intense. The loss of pharmacy personnel or the inability to attract or retain sufficient numbers of qualified pharmacy professionals could adversely affect our business. Our inability to meet our staffing requirements for pharmacists and other pharmacy professionals in the future could have a material adverse effect on our financial condition, results of operations and liquidity.

Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have pharmacies, including weather conditions and other natural disasters, some of which may not be covered by insurance.

Our revenues and volume trends will be predicated on many factors, including physicians' pharmaceutical decisions on patients, payer programs, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, current local economic and demographic changes, some of which may not be covered by insurance. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management. These factors may also have an effect on our customers and their ability to continue to operate. For further discussion, see Note 9 "Hurricane Sandy Disaster Costs (Recoveries)" to the Consolidated Financial Statements.

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

If we fail to maintain effective disclosure controls or internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial and other public reports, which could negatively affect the trading price of our common stock.
Effective disclosure controls and internal control over financial reporting are intended to provide reasonable assurance regarding the accuracy and completeness of our financial and other reports. If we fail to maintain effective disclosure controls or internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial and other public reports, which could negatively affect the trading price of our common stock. In addition, if any testing conducted by us in accordance with Section 404 of the Sarbanes-Oxley Act or otherwise reveals deficiencies in our disclosure controls or internal control over financial reporting, or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.
There are inherent limitations on the effectiveness of disclosure controls and internal control over financial reporting.
There are inherent limitations on the effectiveness of disclosure controls and internal control over financial reporting. Effective control systems provide only reasonable, not absolute, assurance of financial statement accuracy and the safeguarding of assets, and may not prevent or detect all misstatements or loss of assets because of such inherent limitations, including the possibility of human error, circumvention of controls or fraud. Accordingly, we cannot be certain that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had outstanding debt of $473.7 million outstanding under our Credit Agreement and revolver, all of which was subject to variable rates of interest. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

We have indebtedness, which restricts our ability to pay cash dividends and has a negative impact on our financing options and liquidity.

We have $473.7 million in indebtedness outstanding as of December 31, 2016 under our Credit Agreement and revolver.  We also have $1.6 million in capital lease obligations at December 31, 2016.

On September 17, 2014, the Corporation entered into a $535.0 million Credit Agreement by and among the Corporation, the lenders named therein, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and U.S. Bank, National Association, Citibank, N.A., MUFG Union Bank, N.A., BBVA Compass Bank and SunTrust Bank as co-documentation agents (the "Credit Agreement"). The Credit Agreement consists of a $225.0 million term loan facility and a $310.0 million revolving credit facility. On December 9, 2016, the Corporation entered into a First Amendment (the"Amendment") to its existing Credit Agreement. Pursuant to the Amendment, among other things, (a) the revolving commitments to the revolving credit facility were increased to $370.0 million, (b) an additional advance under the term loan was provided in an outstanding principal amount equal to $89.1 million which, when combined with the $210.9 million then outstanding under the term loan as of the date of the Amendment, equals $300.0 million outstanding under the term loan, (c) the amount by which commitments may be increased after the initial closing was increased from $190.0 million to $200.0 million, and (d) The Huntington National Bank was added as a new lender under the Credit Agreement.

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

We have facilities including offices and key operating facilities in various locations throughout the United States. The Corporation's corporate headquarters are located in Louisville, Kentucky. In addition to the pharmacies listed below, the Corporation also has multiple facilities throughout the nation with several overhead and administrative functions. As of December 31, 2016, all facilities were leased. We consider all of these facilities to be suitable and adequate.

The following table presents certain information with respect to operating leases of our pharmacies identified by the Corporation as properties as of December 31, 2016:

Property	# of Facilities	Square Footage	Property	# of Facilities	Square Footage

Alabama	2	20,330	Mississippi	1	11,600
Arizona	4	32,225	Missouri	2	14,938
Arkansas	2	8,850	Montana	1	2,440
California	9	73,927	Nebraska	1	5,120
Colorado	4	32,054	Nevada	2	9,373
Connecticut	1	12,600	New Hampshire	1	7,500
Delaware	1	5,739	New Jersey	2	23,577
Florida	8	61,103	New Mexico	1	4,798
Georgia	2	20,276	New York	5	91,331
Hawaii	5	15,506	North Carolina	5	26,501
Idaho	1	4,031	Ohio	2	19,930
Illinois	1	15,495	Oklahoma	2	12,786
Indiana	1	20,386	Pennsylvania	7	48,868
Iowa	1	6,250	Rhode Island	2	14,017
Kansas	2	10,494	South Carolina	2	20,350
Kentucky	3	29,924	South Dakota	2	11,050
Louisiana	1	4,914	Tennessee	5	47,919
Maine	1	10,200	Texas	14	98,289
Maryland	1	8,584	Utah	2	15,002
Massachusetts	2	33,722	Virginia	3	18,507
Michigan	3	57,820	Washington	2	12,973
Minnesota	1	6,727	West Virginia	1	8,900
			Wisconsin	1	3,750

Item 3.	Legal Proceedings

The Corporation maintains liabilities for certain of its outstanding investigations and litigation. In accordance with the provisions of U.S. GAAP for contingencies, the Corporation records a liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. To the extent that the resolution of contingencies results in actual losses that differ from the Corporation's recorded liabilities, earnings will be charged or credited accordingly. The Corporation cannot know the ultimate outcome of the pending matters described below, and there can be no assurance that the resolution of these matters will not have a material adverse impact on the Corporation's consolidated results of operations, financial position or cash flows. As a part of its ongoing operations, the Corporation is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by government/regulatory authorities responsible for enforcing the laws and regulations to which the Corporation is subject. Further, under the federal False Claims Act (the "FCA") , private parties have the right to bring qui tam, or "whistleblower," suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. The inherently unpredictable nature of legal proceedings may be impacted by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among defendants); or (vii) the proceedings present a wide range of potential outcomes.

The Corporation is the subject of certain investigations and is a defendant in a number of cases, including those discussed below.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Corporation.  The complaint alleges that, in violation of the Federal Anti-Kickback Statute and of the FCA, the Corporation offered below cost or below fair market value prices on drugs for which nursing homes were at financial risk (e.g., Medicare Part A), in exchange for so-called preferred or exclusive provider status that would allow the Corporation to dispense drugs to patients for which the Corporation could bill federal health care program payers such as Medicare Part D and Medicaid.  On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation.  On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation.  On March 4, 2016 and April 1, 2016, the Corporation filed motions to dismiss and for summary judgment, respectively, for lack of subject matter jurisdiction under the FCA prior public disclosure bar.   On May 9, 2016, the Court granted the joint motion of Silver and the Corporation and dismissed with prejudice all successor liability claims against the Corporation for or regarding the conduct of Chem Rx Corporation.  On November 28, 2016, the Court ruled in favor of the Corporation's March and April motions and this case was dismissed.  In December of 2016, Silver filed an appeal of the dismissal and summary judgment.  The Corporation intends to continue to defend the case vigorously.

On November 20, 2013, the complaint filed against the Corporation by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island.  The complaint alleges that the Corporation dispensed controlled and non-controlled substances in violation of the Controlled Substance Act ("CSA") and in violation of relevant state laws, and that as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case.   On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation filed a petition for certiorari with the U.S. Supreme Court on April 22, 2016 asking the Supreme Court to review the First Circuit's decision.  On June 27, 2016, the Supreme Court denied the petition.  Thereafter, on June 28, 2016, the case was returned to the District Court through the issuance by the First Circuit of its Mandate.  Subsequently, the relator passed away. On August 29, 2016, the District Court held a status conference and ordered the relator to file a motion to supplement by December 29, 2016.  The Corporation has until March 1, 2017 to respond.  The Corporation intends to continue to defend the case vigorously.

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

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Previous PVA effective April 1, 2015.  The Corporation also announced that it had entered into the Cardinal Health Prime Vendor Agreement ("Cardinal Health PVA") effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Previous PVA effective immediately based upon the Corporation's alleged failure to pay certain disputed miscellaneous charges and the Corporation's signing of the Cardinal Health PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Previous PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $48.9 million.  On May 18, 2015, ABDC filed an Amended Counterclaim seeking additional financial damages against the Corporation and asserted claims against two counter-defendants.  On November 23, 2015, the Corporation filed its Third Amended Complaint against ABDC for additional financial damages, amounts overcharged by ABDC, and for certain rebates not paid by ABDC under the Previous PVA.

On April 1, 2016, the Jefferson Circuit Court ruled that the Corporation could not set-off payment the amounts that ABDC owed the Corporation against amounts that ABDC had invoiced the Corporation.  Instead the Corporation must first pay ABDC and continue the litigation against ABDC to collect any amounts owed to the Corporation by ABDC upon the conclusion of the entire lawsuit. As a result, the Corporation owes approximately $48.9 million of payments for drug purchases in the first quarter of 2015.  The Corporation has continued the litigation in the Jefferson Circuit Court against ABDC. On April 11, 2016, the Corporation filed a Motion to Alter and Amend the April 1, 2016 order of the Jefferson Circuit Court asking the judge to reconsider the final and appealable aspect of the order.  On August 8, 2016, the Jefferson County Circuit Court issued an order that granted the Corporation's April 11, 2016 Motion to Alter and Amend the Judgment entered on April 1, 2016.  The Court granted the Corporation's motion to remove the final and appealable designation from the April 1, 2016 order; therefore, the Corporation does not have to post a bond, pay ABDC post-judgment interest, or appeal to the Kentucky Court of Appeals for further relief.  The Jefferson Circuit Court's ruling on the right to set-off does not in any way adversely affect the Corporation's claims against ABDC and the Corporation's ability to pursue all of its claims against ABDC in the Jefferson Circuit Court.

Amounts owed to and from ABDC were previously offset resulting in a net receivable of $23.4 million from ABDC in the accompanying consolidated balance sheet at December 31, 2015 classified as an other long-term asset. As a result of the ruling on the right to set-off during the first quarter of 2016, the Corporation has recorded the amounts related to this matter on a gross basis resulting in a receivable from ABDC of $72.3 million and the payable of $48.9 million. Accordingly, the $72.3 million receivable from ABDC is reflected in other long-term assets and the $48.9 million payable is reflected in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2016.

The Corporation has claims for additional damages resulting from ABDC's breaches of the Previous PVA. The Corporation intends to vigorously pursue its claims.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation with ABDC could continue for an extended period of time.   The Corporation cannot provide any assurances about the outcome of the litigation.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At December 31, 2016, the Corporation had accrued approximately $19.1 million related to the pending and settled legal actions and investigations.

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

	High	Low	Close

Fiscal 2015
First Quarter	$28.32	$27.98	$28.19
Second Quarter	$33.87	$33.24	$33.30
Third Quarter	$28.71	$27.57	$28.47
Fourth Quarter	$35.47	$34.46	$35.00

Fiscal 2016
First Quarter	$35.00	$19.79	$22.11
Second Quarter	$27.46	$21.30	$24.66
Third Quarter	$28.44	$21.01	$28.07
Fourth Quarter	$28.72	$19.20	$25.15

Stockholders

As of February 17, 2017, we had approximately 2,300 stockholders of record of the Corporation's common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following table sets forth equity compensation plan information as of December 31, 2016:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	1,382,180	(1)	$13.99	(2)	1,530,617

(1) Includes the following:

•	413,346 shares of common stock to be issued upon exercise of outstanding stock options granted under the Omnibus Plan;
•	483,121 shares of common stock to be issued upon vesting of performance share units under the Omnibus Plan; and
•	485,713 shares of common stock to be issued upon vesting of restricted stock units under the Omnibus Plan.

(2) The weighted average exercise price in column (b) does not take into account the 968,834 shares of common stock potentially to be issued under performance share units and restricted stock units.

See Note 10 to the Consolidated Financial Statements included in this Report for information regarding the material features of the Omnibus Plan.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Corporation, the Standard & Poor's 500 Stock Index and the Standard & Poor's Healthcare Index for the period from December 31, 2011 to December 31, 2016. This graph assumes an investment in the Corporation's common stock and the indices of $100 on December 31, 2011 and that all dividends were reinvested:

	PharMerica Corporation	S&P 500	S&P Healthcare
December 31, 2011	100.00	100.00	100.00
March 31, 2012	81.88	112.00	108.42
June 30, 2012	71.94	108.31	109.67
September 30, 2012	83.40	114.56	115.77
December 31, 2012	93.81	113.41	115.19
March 31, 2013	92.23	124.78	132.72
June 30, 2013	91.30	127.73	137.14
September 30, 2013	87.42	133.71	145.81
December 31, 2013	141.63	146.97	159.81
March 31, 2014	184.32	148.88	168.45
June 30, 2014	188.34	155.87	175.30
September 30, 2014	160.94	156.83	184.11
December 31, 2014	136.43	163.72	197.05
March 31, 2015	185.70	164.43	209.19
June 30, 2015	219.37	164.05	214.28
September 30, 2015	187.55	152.67	190.61
December 31, 2015	230.57	162.53	207.32
March 31, 2016	145.65	163.78	195.03
June 30, 2016	162.45	166.89	206.38
September 30, 2016	184.91	172.41	207.46
December 31, 2016	165.68	178.02	198.28

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 24, 2010, the Corporation announced a stock repurchase program under which the Corporation is authorized to repurchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used to purchase the Corporation's common stock. On July 2, 2012, the Board of Directors authorized an increase to the existing stock repurchase program that allows the Corporation to again purchase back up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of December 31, 2016. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. The Corporation did not repurchase shares under this program for the three months ended December 31, 2016.

Additionally, the Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and exercise cost of stock options. The Corporation redeemed 164 shares of vested awards during the three months ended December 31, 2016.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
October 1, 2016 - October 31, 2016	-	(1)	$-	-	$19.7
November 1, 2016 - November 30, 2016	164	(1)	24.60	-	19.7
December 1, 2016 - December 31, 2016	-	(1)	-	-	19.7

(1)	The Corporation repurchased 164 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.
(2)
On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended December 31, 2016.

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

	Years Ended December 31,
	2012	2013	2014	2015	2016
Income statement data:
Revenues	$1,832.6	$1,757.9	$1,894.5	$2,028.5	$2,091.1
Cost of goods sold	1,532.4	1,430.7	1,555.2	1,693.4	1,765.1
Gross profit	300.2	327.2	339.3	335.1	326.0
Selling, general and administrative	214.7	225.3	236.3	222.5	220.6
Amortization expense	12.3	15.4	20.1	28.6	33.7
Merger, acquisition, integration costs and other charges	17.8	8.1	13.6	21.3	20.8
Settlement, litigation and other related charges	2.1	19.6	37.3	13.3	9.6
Restructuring and impairment charges	-	4.4	3.3	0.5	2.9
Hurricane Sandy disaster costs (recoveries)	4.5	(1.4)	(1.7)	(4.9)	-
Operating income (1)	$48.8	$55.8	$30.4	$53.8	$38.4
Net income (5)	$22.9	$18.9	$6.8	$35.1	$21.6
Earnings per share: (2)
Basic	$0.78	$0.64	$0.23	$1.16	$0.70
Diluted	$0.77	$0.63	$0.22	$1.14	$0.69
Adjusted earnings per diluted share (3)	$1.52	$1.97	$1.94	$2.10	$1.94
Shares used in computing earnings per common share:
Basic	29.5	29.6	30.0	30.4	30.7
Diluted	29.9	30.1	30.6	30.8	31.2

Balance sheet data:
Cash and cash equivalents	$12.3	$24.2	$33.3	$23.1	$5.4
Working capital	$322.1	$259.6	$319.1	$342.1	$370.1
Goodwill	$269.4	$282.8	$323.6	$371.0	$392.3
Intangible assets, net	$121.9	$136.3	$177.6	$190.2	$187.6
Total assets	$886.3	$900.8	$1074.0	$1,151.6	$1,299.5
Long-term debt, including current portion	$315.5	$231.3	$350.7	$425.2	$473.4
Total stockholders' equity	$442.6	$462.5	$478.1	$519.4	$544.2

Supplemental information:
Adjusted EBITDA (3)	$104.1	$124.1	$122.6	$133.2	$129.2
Adjusted EBITDA Margin (3)	5.7%	7.5%	6.9%	7.0%	6.2%
Adjusted EBITDA per prescription dispensed (3)	$2.65	$3.29	$3.50	$3.90	$3.96
Net cash provided by operating activities	$85.7	$155.7	$48.4	$18.5	$30.8
Net cash used by investing activities	$(105.3)	$(53.7)	$(157.0)	$(104.1)	$(91.7)
Net cash provided by (used in) financing activities	$14.5	$(90.1)	$117.7	$75.4	$43.2

Statistical information (in whole numbers except where indicated)
Pharmacy
Volume information:
Prescriptions dispensed (in thousands)	39,212	37,731	35,003	34,124	32,623
Revenue per prescription dispensed (4)	$46.74	$46.67	$54.12	$59.37	$64.10
Gross profit per prescription dispensed (4)	$7.66	$8.75	$9.69	$9.75	$9.99
Gross profit margin (4)	16.4%	18.8%	17.9%	16.4%	15.6%
Generic drug dispensing rate	83.3%	83.4%	84.9%	86.0%	86.0%

(1) Includes depreciation expense of $18.6 million, $19.3 million, $20.3 million, $23.1 million and $23.8 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.
(2) The Corporation has never declared a cash dividend.  Earnings per share in whole dollars and cents.
(3) See "Use of Non GAAP Measures for Measuring Annual Results" for a definition and Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share and for a Reconciliation of Net Income to Adjusted EBITDA and Adjusted EBITDA Margin.
(4) Amounts in 2013 do not include the $2.9 million estimated California Medicaid recoupment and in 2015 do not include the $2.5 million California Medicaid recoupment reversal.
(5) Amounts in 2014 reflect a $4.3 million loss on extinguishment of debt in the third quarter of 2014.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation and other related costs and charges, restructuring and impairment charges, California Medicaid estimated recoupment and subsequent reversal, loss on debt extinguishment, Hurricane Sandy disaster costs (recoveries), amortization of intangible assets and the tax impacts of the adjustments on the provision (the "Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP.   The Excluded Items are significant components of the accompanying consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings per diluted common share for the periods presented.

Reconciliation of Net Income to Adjusted EBITDA

	Years Ended December 31,
	2012	2013	2014	2015	2016
Net income	$22.9	$18.9	$6.8	$35.1	$21.6
Add:
Interest expense, net	10.0	10.6	9.9	6.6	9.5
Provision for income taxes	15.9	26.3	9.4	12.1	7.3
Depreciation and amortization expense	30.9	34.7	40.4	51.7	57.5
EBITDA	79.7	90.5	66.5	105.5	95.9
Merger, acquisition, integration costs and other charges	17.8	8.1	12.9	21.3	20.8
Settlement, litigation and other related charges	2.1	19.6	37.3	13.3	9.6
California Medicaid estimated recoupment and subsequent reversal	-	2.9	-	(2.5)	-
Restructuring and impairment charges	-	4.4	3.3	0.5	2.9
Loss on extinguishment of debt	-	-	4.3	-	-
Hurricane Sandy disaster costs (recoveries)	4.5	(1.4)	(1.7)	(4.9)	-
Adjusted EBITDA	$104.1	$124.1	$122.6	$133.2	$129.2
Adjusted EBITDA Margin	5.7%	7.1%	6.5%	6.6%	6.2%

Reconciliation of Adjusted EBITDA to Net Operating Cash Flows

	Years Ended December 31,
	2012	2013	2014	2015	2016

Adjusted EBITDA	$104.1	$124.1	$122.6	$133.2	$129.2
Interest expense, net	(10.0)	(10.6)	(9.9)	(6.6)	(9.5)
Merger, acquisition, integration costs and other charges	(16.5)	(8.1)	(52.8)	(27.7)	(33.3)
Provision for bad debt	25.2	22.5	23.2	7.9	6.3
Amortization of deferred financing fees	1.0	2.3	1.9	0.6	0.6
Loss on disposition of equipment	0.1	0.6	-	-	-
Gain on acquisition	-	(1.3)	(0.2)	(0.4)	(0.6)
Provision for income taxes	(15.9)	(26.3)	(9.4)	(12.1)	(7.3)
Deferred income taxes	2.8	12.0	(2.3)	4.0	9.0
Changes in federal and state income tax payable	1.1	-	7.2	(10.7)	7.2
Stock based compensation and deferred compensation	7.1	8.7	8.0	7.8	6.9
Excess tax benefit from stock-based compensation	-	(0.4)	(3.4)	(2.4)	(1.4)
Changes in assets and liabilities	(13.5)	32.2	(36.9)	(75.1)	(76.5)
Other	0.2	-	0.4	-	0.2
Net Cash Flows from Operating Activities	$85.7	$155.7	$48.4	$18.5	$30.8

Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	Years Ended December 31,
	2012	2013	2014	2015	2016

Diluted earnings per share	$0.77	$0.63	$0.22	$1.14	$0.69
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.36	0.17	0.27	0.43	0.42
Settlement, litigation and other related charges	0.04	0.62	0.77	0.27	0.19
California Medicaid estimated recoupment (reversal)	-	0.06	-	(0.05)	-
Loss on extinguishment of debt	-	-	0.09	-	-
Restructuring and impairment charges	-	0.09	0.07	0.01	0.06
Hurricane Sandy disaster costs (recoveries)	0.09	(0.03)	(0.04)	(0.10)	-
Amortization of intangible assets	0.25	0.32	0.42	0.57	0.69
Tax impact of the above adjustments on tax provision	0.01	0.11	0.14	(0.17)	(0.11)
Adjusted diluted earnings per share	$1.52	$1.97	$1.94	$2.10	$1.94

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation's current estimates, expectations and projections about the Corporation's future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation's possible future results of operations including revenue, costs of goods sold, operating expenses, gross profit, and business and growth strategies, financing plans, the Corporation's competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation's ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project," and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation's actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

•	the Corporation's access to capital, credit ratings, indebtedness, and ability to raise additional financing and operate under the terms of the Corporation's debt obligations;
•	anti-takeover provisions of the Delaware General Corporation Law, which in concert with our certificate of incorporation and our by-laws could delay or deter a change in control;
•	the effects of adverse economic trends or intense competition in the markets in which we operate;
•	the Corporation's risk of loss of revenues due to a customer or owner of skilled nursing facility entering the institutional pharmacy business;
•	the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss;
•	the demand for the Corporation's products and services;
•	the risk of retaining existing customers and service contracts and the Corporation's ability to attract new customers for growth of the Corporation's business;
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
•
other factors, risks and uncertainties referenced in the Corporation's filings with the Commission, including the "Risk Factors" set forth in this Report on Form 10-K for the year ended December 31, 2016.

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

The Corporation's Business and Industry Trends

PharMerica Corporation together with its subsidiaries, (the "Corporation") is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 99 institutional pharmacies, 19 specialty infusion pharmacies and 4 specialty oncology pharmacies in 45 states. The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers. The Corporation is generally the primary source of supply of pharmaceuticals to its customers.

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

The following paragraphs present information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate. Our sensitivity analysis was performed assuming the assumptions listed, based upon the actual results of the Corporation for the year ended December 31, 2016, and the actual diluted shares.

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

Our allowance for doubtful accounts, included in our consolidated balance sheets at December 31, 2015 and 2016, was $49.3 million and $31.1 million, respectively.

Our quarterly provision for doubtful accounts included in our income statements is as follows (dollars in millions):

	2014		2015			2016
	Amount	% of Revenues	Amount		% of Revenues	Amount	% of Revenues

First Quarter	$5.6	1.2%	$5.0		1.0%	$3.2	0.6%
Second Quarter	5.7	1.3	3.0		0.6	0.7	0.1
Third Quarter	5.3	1.1	1.5		0.3	0.1	-
Fourth Quarter	6.6	1.3	(1.6	)*	(0.3)	2.3	0.4

*In the fourth quarter of 2015, the Corporation reversed an allowance of $4.6 million related to a customer's outstanding receivable for which a settlement payment was received which significantly exceeded the existing net receivable.

Bad debt expense during the year ended December 31, 2016 was favorably impacted by approximately $5.6 million related to collections of certain previously reserved receivables under note agreements and the full settlement of a customer's trade receivable of which $3.2 million was reserved.

The following table shows our revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2014	2015	2016
First Quarter	37.7	34.0	34.7
Second Quarter	37.0	35.4	35.4
Third Quarter	36.7	35.5	37.4
Fourth Quarter	34.9	34.7	38.0

The following table shows our summarized aging categories by quarter based on date of service:

	2014				2015				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
0 to 60 days	56.7%	53.9%	57.3%	58.8%	61.4%	60.0%	58.9%	63.0%	63.5%	61.9%	61.0%	62.9
61 to 120 days	17.7	17.3	16.9	17.2	15.8	15.7	15.2	15.3	14.7	16.3	14.4	15.7
Over 120 Days	25.6	28.8	25.8	24.0	22.8	24.3	25.9	21.8	21.8	21.8	24.6	21.4

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2014			2015			2016
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable	Allowance		Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$57.7	$242.2	23.8%	$59.7	$259.2	23.0%	$44.9		$244.4	18.4%
Second Quarter	60.3	246.5	24.5	58.8	257.9	22.8	$43.0		251.1	17.1
Third Quarter	57.4	272.4	21.1	57.7	253.5	22.8	39.9		255.3	15.6
Fourth Quarter	58.1	253.8	22.9	49.3	249.8	19.7	31.1	*	266.5	11.7

* The Corporation reclassified $2.5 million of the allowance to other long-term assets on the consolidated balance sheet as certain related receivables were reclassified as of December 31, 2016.

Gross accounts receivable increased $16.7 million from December 31, 2015 to December 31, 2016. Of the $16.7 million growth, $15.7 million or 94% was related to the specialty pharmacy businesses. The Corporation's allowance as a percent of gross accounts receivable has decreased with the growth of the specialty pharmacy businesses which carry lower bad debt risk due to the nature of their payers. In addition, the Corporation has favorably settled certain large balances which had previously been fully reserved for.

If our provision as a percent of revenue increases 0.10%, our net income would decrease by approximately $1.3 million or $0.04 per diluted share.

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

Our sources of revenues for the quarters ended March 31, June 30, September 30, and December 31, 2014, 2015, and 2016 are as follows:

	Three Months Ended March 31,			Three Months Ended June 30,
	2014	2015	2016	2014	2015	2016
Medicare Part D	44.8%	46.3%	46.7%	44.8%	46.5%	47.1%
Institutional healthcare providers	25.3	23.9	22.6	25.0	23.7	21.9
Medicaid	9.5	8.1	7.3	9.0	7.1	6.0
Private and other	4.6	4.5	3.6	4.2	3.7	3.7
Insured	11.5	13.2	14.9	12.6	14.7	15.8
Medicare	1.1	1.0	1.2	1.2	1.1	1.7
Hospital management fees	3.2	3.0	3.7	3.2	3.2	3.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,			Three Months Ended December 31,
	2014	2015	2016	2014	2015	2016
Medicare Part D	45.6%	47.0%	47.8%	47.3%	47.7%	48.0%
Institutional healthcare providers	23.5	23.0	21.2	23.4	22.2	20.1
Medicaid	8.4	6.9	5.8	8.4	7.6	6.3
Private and other	4.1	4.0	3.3	4.4	3.4	3.3
Insured	13.8	14.9	16.4	12.6	14.6	16.4
Medicare	1.3	1.1	1.7	1.1	1.1	1.9
Hospital management fees	3.3	3.1	3.8	2.8	3.4	4.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

If our reimbursement declined or was negatively impacted by 0.25% of revenues, the negative impact on net income would be $3.3 million or $0.11 per diluted common share.

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

At December 31, 2015 and 2016, our inventories in our consolidated balance sheets were $155.2 million and $214.7 million, respectively.

Our inventory days on hand were as follows for the periods presented:

	2014	2015	2016
First Quarter	26.0	26.1	24.4
Second Quarter	35.1	29.6	33.5
Third Quarter	31.7	25.7	25.2
Fourth Quarter	29.1	32.9	43.4

The fourth quarter 2016 inventory days on hand was significantly above prior quarters as a result of our strategic buying opportunities resulting in higher inventory levels. Please refer to Note 1 to our consolidated financial statements included elsewhere in this report.

A 1.0% error rate in the inventory value would impact net income $1.3 million or $0.04 per diluted common share.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill included in our accompanying consolidated balance sheets as of December 31, 2015 and 2016 was $371.0 million and $392.3 million, respectively.

The Corporation's policy is to perform a qualitative assessment of its reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, unless events or circumstances warrant the need to perform a quantitative assessment.  The Corporation performed the qualitative assessment of its institutional pharmacy and specialty oncology reporting units at December 31, 2016 and did not find it necessary to perform the first step of the two-step impairment analysis.  The Corporation  performed a quantitative assessment as of December 31, 2016 for its specialty infusion reporting unit.  The specialty infusion reporting unit's fair value as calculated was approximately 13.0%, greater than current book value.

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

There were no impairment triggering events affecting our finite-lived amortized intangible assets during the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09 (ASU 2016-09) "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" intended to simplify the accounting for employee share-based payments. Under this guidance all excess tax benefits ("windfalls") and deficiencies ("shortfalls") related to employee stock compensation will be recognized within income tax expense. Under prior guidance windfalls were recognized to additional paid-in capital ("APIC") and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits. The Corporation adopted ASU 2016-09 on January 1, 2016 and as a result recorded a decrease to the tax provision for excess tax benefits of $0.9 million for the year ended December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. The Corporation is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs". The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015. The Corporation has adopted the provisions of ASU 2015-03.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis". The amendments in this update change the analysis that a reporting entity must conduct to determine whether limited partnerships and similar legal entities should be consolidated. The guidance responds to public concerns that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Corporation beginning with annual and interim periods in 2017, with early adoption permitted. The Corporation elected not to early adopt the guidance. The Corporation will adopt this ASU beginning January 1, 2017. The Corporation will no longer present a current deferred tax asset and a noncurrent deferred tax liability, instead those amounts will be combined to a net noncurrent deferred tax asset on its consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14,  which delayed the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations" which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Corporation currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Corporation currently anticipates adopting the standard using the modified retrospective method. Since the Corporation is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures, the Corporation is not able to determine if it will have a material impact on its consolidated financial statements.

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

Results of Operations

The following table presents selected consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Years Ended December 31,
	2014		Increase (Decrease)		2015		Increase (Decrease)		2016
	Amount	% of Revenues			Amount	% of Revenues			Amount	% of Revenues
Revenues	$1,894.5	100.0%	$134.0	7.1%	$2,028.5	100.0%	$62.6	3.1%	$2,091.1	100.0%
Cost of goods sold	1,555.2	82.1	138.2	8.9	1,693.4	83.5	71.7	4.2	1,765.1	84.4
Gross profit	339.3	17.9%	$(4.2)	(1.2)%	335.1	16.5%	$(9.1)	(2.7)%	326.0	15.6%
California Medicaid estimated recoupment and reversal	-	-			(2.5)	(0.1)			-	-
Adjusted gross profit (1)	$339.3	17.9%			$332.6	16.4%			$326.0	15.6%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	35,003		(879)	(2.5)%	34,124		(1,501)	(4.4)%	32,623
Revenue per prescription dispensed (1)	$54.12		$5.25	9.7%	$59.37		$4.73	8.0%	$64.10
Gross profit per prescription dispensed (1)	$9.69		$0.06	0.6%	$9.75		$0.24	2.5%	$9.99
Gross profit margin (1)	17.9%		(1.5)%	(8.4)%	16.4%		(0.8)%	(4.9)%	15.6%
Generic dispensing rate	84.9%		1.1%	1.3%	86.0%		0.0%	0.0%	86.0%

(1) Amounts in 2015 do not include $2.5 million California Medicaid recoupment reversal.

Revenues

Revenues increased $62.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 which was driven by recent acquisitions, growth in the Corporation's specialty pharmacy businesses, and branded drug inflation partially offset by a 4.5% reduction in prescription volumes in the institutional pharmacy business, lower Medicare Part D reimbursement and 2015 brand to generic conversions. Excluding the $2.5 million California Medicaid recoupment reversal recognized in the fourth quarter of 2015, the increase of $65.1 million is comprised of a favorable rate variance of approximately $154.2 million or $4.73 increase per prescription dispensed, partially offset by an unfavorable volume variance of $89.1 million or 1,501,000 less prescriptions dispensed. The increase in revenue per prescription dispensed is due to an increase in volume in the Corporation's specialty pharmacy businesses which carry higher revenue per prescription dispensed along with branded drug inflation.

Revenues increased $134.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 which was driven by acquisitions, growth in the Corporation's specialty pharmacy businesses, and branded drug inflation.  Excluding the $2.5 million California Medicaid recoupment reversal recognized in the fourth quarter of 2015, the remaining increase of $131.5 million was comprised of a favorable rate variance of approximately $179.1 million or $5.25 increase per prescription dispensed, partially offset by an unfavorable volume variance of $47.6 million or 879,000 less prescriptions dispensed. The increase in revenue per prescription dispensed was due to an increase in specialty oncology per prescription dispensed along with brand inflation.

Gross Profit

Gross profit for the year ended December 31, 2016 was $326.0 million or $9.99 per prescription dispensed compared $332.6 million or $9.75 per prescription dispensed, excluding the reversal of the $2.5 million California Medicaid estimated recoupment, for the year ended December 31, 2015.  Gross profit margin for the year ended December 31, 2016 was 15.6% compared to 16.4% for the year ended December 31, 2015. The decrease in gross profit is due to lower prescription volumes in the Corporation's institutional pharmacy business partially offset by higher gross profit per prescription dispensed associated with the Corporation's specialty pharmacy businesses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $220.6 million for the year ended December 31, 2016 compared to $222.5 million for the year ended December 31, 2015.  The decrease of $1.9 million is primarily due to a decrease in professional fees of $2.7 million and bad debt expense of $1.5 million. These decreases are partially offset by an increase in labor costs of $1.9 million primarily associated with the fourth quarter 2015 Acquisitions.

Selling, general and administrative expenses were $222.5 million for the year ended December 31, 2015 compared to $236.3 million for the year ended December 31, 2014.  The decrease of $13.8 million was primarily due to a decrease in bad debt expense of $15.3 million as the Corporation improved its client mix and reversed an allowance of $4.6 million related to a customer account for which the Corporation received a significant settlement payment. These decreases were partially offset by increases in depreciation expense and contract labor costs.

Depreciation and Amortization

Depreciation expense was $23.8 million for the year ended December 31, 2016 compared to $23.1 million for the year ended December 31, 2015. The increase of $0.7 million is due primarily to depreciation on current year fixed assets additions.

Amortization expense was $33.7 million for the year ended December 31, 2016 compared to $28.6 million for the year ended December 31, 2015. The increase of $5.1 million is due primarily to amortization expense recognized on intangible assets acquired through the 2015 Acquisitions and 2016 Acquisitions.

Depreciation expense was $23.1 million for the year ended December 31, 2015 compared to $20.3 million for the year ended December 31, 2014. The increase of $2.8 million was due primarily to depreciation expense recognized on the assets acquired through the 2014 Acquisitions as well as additions to fixed assets.

Amortization expense was $28.6 million for the year ended December 31, 2015 compared to $20.1 million for the year ended December 31, 2014. The increase of $8.5 million was due primarily to amortization expense recognized on intangible assets acquired through the 2014 Acquisitions and 2015 Acquisitions.

Settlements, Litigation and Other Related Charges

Settlements, litigation and other related charges were $9.6 million for the year ended December 31, 2016  compared to $13.3 million for the year ended December 31, 2015.  These costs mainly relate to the Corporation's defense of certain investigations and litigations in a number of cases for which the outcome of the litigation is uncertain, which is described more fully in Note 6 to the consolidated financial statements. The expense associated with these investigations and litigations decreased by $3.7 million as a result of fewer cases for the year ended December 31, 2016.

Settlements, litigation and other related charges were $13.3 million for the year ended December 31, 2015  compared to $37.3 million for the year ended December 31, 2014. The decrease of $24.0 million is due to the large goverment-related cases that were settled in 2015 which costs were primarily recognized in 2014.

Restructuring and Impairment Charges

Restructuring and impairment charges were $2.9 million for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015.  The amounts recognized in 2016 relate to the Corporation's specialty infusion business restructuring and centralization initiative.

Restructuring and impairment charges were $0.5 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014.  These costs were part of the Corporation's initiative to realign the organization in connection with the loss of two significant customers in 2014. The amounts recognized in 2015 relate to the Corporation's specialty infusion business restructuring and centralization initiative.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $20.8 million for the year ended December 31, 2016 compared to $21.3 million for the year ended December 31, 2015. The decrease of $0.5 million is related to costs associated with the slightly larger 2015 Acquisitions' purchase price and complexities as compared to the 2016 Acquisitions.

Merger, acquisition, integration costs and other charges were $21.3 million for the year ended December 31, 2015 compared to $13.6 million for the year ended December 31, 2014. The increase was related to costs associated with the 2014 Acquisitions and 2015 Acquisitions.

Hurricane Sandy disaster costs (recoveries)

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas.  The financial impacts of the storm to the Corporation's Long Beach facility as well as damage and disruption at our customer's facilities have been recorded as a separate component in the consolidated income statements.  Hurricane Sandy disaster recoveries were $(4.9) million and $(1.7) million for the years ended December 31, 2015 and 2014, respectively. The insurance claims were settled in the year ended December 31, 2015, therefore no costs were recognized for the year ended December 31, 2016.

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

Interest Expense

Interest expense was $9.5 million for the year ended December 31, 2016 compared to $6.6 million for the year ended December 31, 2015.  The increase is primarily due to increased borrowings on the revolving credit facility associated with the Corporation's inventory purchasing strategy and current year acquisitions, partially offset by a $1.8 million reduction in the mandatorily redeemable interest liability. The reduction in the manditorily redeemable interest liability includes a $3.2 million reduction to adjust the liability to fair value. Long-term debt, including the current portion and capital lease obligations, was $475.3 million and $427.3 million as of December 31, 2016 and December 31, 2015, respectively.

Interest expense was $6.6 million for the year ended December 31, 2015 compared to $9.9 million for the years ended December 31, 2014.  The decrease was primarily due to lower amortization of deferred financing costs and net activity associated with the mandatorily redeemable interest liability, partially offset by an increase in interest on the revolving credit facility due to a higher outstanding balance primarily to fund acquisitions.  Long-term debt, including the current portion and capital lease obligations, was $427.3 million and $350.7 million as of December 31, 2015 and December 31, 2014, respectively.

Debt Extinguishment

As a result of the Prior Credit Agreement, the Corporation recorded a loss on debt extinguishment of $4.3 million in the consolidated income statements for the year ended December 31, 2014.  The loss recorded consisted primarily of deferred financing fees associated with the Prior Credit Agreement.

Tax Provision

The effective tax rate for the year ended December 31, 2016 was 25.4%, which was comprised of the 35.0% federal rate, 2.7% for the state rate, and (12.3%) for other permanent differences and discrete items. The rate for the year ended December 31, 2016 was favorably impacted by the Company's early adoption of ASU 2016-09 for excess tax benefits on stock compensation of 3.4%, a partial release of the Company's valuation allowance on state net operating losses of 3.9%, and federal and state tax provision-to-return adjustments of 7.1%.  Excluding the impact of the stock compensation and other discrete items, the normalized 2016 provision for income taxes as a percentage of pre-tax income would have been 37.2%, comprised of 35.0% federal rate, 3.2% for the state rate and (1.0)% for permanent differences.  When compared to the normalized rate for 2015 of 37.0%, the 0.2% increase is primarily attributable to a decrease in the Domestic Production Activities Deduction caused by a decrease in taxable income.

The effective tax rate for the year ended December 31, 2015 was 25.7%, which was comprised of the 35.0% federal rate, 3.2% for the state rate, and (12.5%) for other permanent differences and discrete items. The rate for the year ended December 31, 2015 was favorably impacted by the legal settlements with the Department of Justice being treated as deductible for income tax purposes. For purposes of the tax provision for the year ended December 31, 2015, the Corporation made a determination based on a third-party evaluation that $23.5 million of the legal settlement related to the Department of Justice lawsuit will be deductible as paid during the next three years. Accordingly, this resulted in a decrease in the twelve month tax provision of approximately $9.2 million, or approximately 19.4% of pre-tax income. The effective tax rate was also favorably impacted by the Domestic Production Activities Deduction of 1.0% and the federal research and development credits of 0.6%. The Domestic Production Activities Deduction had a lower favorable effect on the effective tax rate in 2015 due to the favorable legal settlement item noted above as well as other favorable temporary differences reducing 2015 taxable income. Excluding the impact of the legal expenses and other discrete items, the normalized 2015 provision for income taxes as a percentage of pre-tax income would have been 37.0%, comprised of 35.0% federal rate, 2.9% for the state rate and (0.9)% for permanent differences.

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

Cash Flows—The following table presents selected data from our consolidated statements of cash flows for the periods presented (dollars in millions):

	Years Ended December 31,
	2014	2015	2016

Net cash provided by operating activities	$48.4	$18.5	$30.8
Net cash used in investing activities	(157.0)	(104.1)	(91.7)
Net cash provided by financing activities	117.7	75.4	43.2
Net increase (decrease) in cash and cash equivalents	9.1	(10.2)	(17.7)
Cash and cash equivalents at beginning of year	24.2	33.3	23.1
Cash and cash equivalents at end of year	$33.3	$23.1	$5.4

Operating Activities – Cash provided by operating activities aggregated $30.8 million for the year ended December 31, 2016 compared to $18.5 million for the year ended December 31, 2015. The $12.3 million increase in cash provided by operating activities is due to an increase in accounts payable, taxes receivable, and other liabilities. These increases in cash provided by operations were partially offset by increases in inventory associated with the Corporation's inventory purchasing strategies and accounts receivable. The increase in accounts receivable is primarily attributable to growth in the Corporation's specialty pharmacy businesses.

Cash provided by operating activities aggregated $18.5 million for the year ended December 31, 2015 compared to $48.4 million for the year ended December 31, 2014. The $29.9 million decrease in cash provided by operating activities was due to a slight increase in trade accounts receivable, an increase in income tax receivables, and legal settlement payments of $23.4 million that were made in 2015. Additionally, the prime vendor payment to Cardinal Health is payable every Friday.  The payment due on New Year's Day, January 1, 2016, was accelerated to Thursday, December 31, 2015, in accordance with the terms of the contract. The amount of the payment was $21.0 million. These decreases were partially offset by $48.8 million in ABDC drug purchase payments withheld in the first quarter of 2015 and an increase in net income for the year ended December 31, 2015.

Investing Activities – Cash used in investing activities aggregated $91.7 million for the year ended December 31, 2016 compared to $104.1 million for the year ended December 31, 2015. The decrease in cash used in investing activities is due to less cash needed to complete acquisitions during the year ended December 31, 2016, partially offset by an increase in the purchase of equipment.

Cash used in investing activities aggregated $104.1 million for the year ended December 31, 2015 compared to $157.0 million for the year ended December 31, 2014. The decrease in cash used in investing activities was due to less cash needed to complete acquisitions during the year ended December 31, 2015, along with the insurance recovery received as a result of the Hurricane Sandy settlement as further discussed in Note 9.

Financing Activities – Cash provided by financing activities aggregated $43.2 million for the year ended December 31, 2016 as compared to $75.4 million for the year ended December 31, 2015. The decrease in cash provided by financing activities is due primarily to the net paydowns on our revolving credit facility during the year ended December 31, 2016 of $30.5 million, term loan payments of $11.3 million compared to a net borrowing on the revolver in the year ended December 31, 2015 of $82.0 million and term loan payments of $5.6 million. The decrease in cash provided by financing activities is partially offset by the Credit Agreement Amendment in December 2016 which provided a cash increase of $89.1 million.

Cash provided by financing activities aggregated $75.4 million for the year ended December 31, 2015 as compared to $117.7 million for the year ended December 31, 2014. The decrease in cash provided by financing activities was due to the net activity in 2015 on the term loan and the revolving credit facility being less than it was in 2014.

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

On December 9, 2016, the Corporation entered into a First Amendment ("Amendment") to its existing Credit Agreement. Pursuant to the Amendment, among other things, (a) the revolving commitments to the revolving credit facility were increased to $370.0 million, (b) an additional advance under the term loan was provided in an outstanding principal amount equal to $89.1 million which, when combined with the $210.9 million then outstanding under the term loan as of the date of the Amendment, equals $300.0 million outstanding under the term loan, (c) the amount by which commitments may be increased after the initial closing was increased from $190.0 million to $200.0 million, and (d) The Huntington National Bank was added as a new lender to the Credit Agreement.

The Credit Agreement required quarterly term loan principal payments in an amount of $2.8 million beginning September 2015 through September 2019. The Amendment replaced the quarterly term loan principal payment amount of $2.8 million with $3.8 million, beginning March 2017. The final principal repayment of the term loan shall be repaid on the term maturity date, September 17, 2019. In addition, the term loan is subject to certain prepayment obligations relating to certain asset sales, certain casualty losses and the incurrence of certain indebtedness.

The Corporation had a total of $297.2 million of term debt outstanding under the Credit Agreement and $176.5 million outstanding under the revolving portion of the Credit Agreement as of December 31, 2016. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of December 31, 2016 was $2.8 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $190.8 million as of December 31, 2016.

The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios.  The Corporation was compliant with all debt covenant requirements at December 31, 2016.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of December 31, 2016. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash and the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the stock repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice.  The Corporation did not purchase any shares under the program during the year ended December 31, 2016.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 140,031 shares in connection with the vesting of certain awards and the exercise of certain stock options for an aggregate price of approximately $3.3 million during the year ended December 31, 2016. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2016, the Corporation had a total of 2,916,906 shares held as treasury stock.

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

The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2016 (dollars in millions):

	2017	2018	2019	2020	2021	Thereafter
Operating activities:
Prime Vendor Agreement (1)	$-	$-	$-	$-	$-	$-
Non-cancelable operating and capital leases	16.7	13.3	9.5	5.9	2.5	-
Financing activities:
Debt payments	15.0	15.0	267.1	-	-	-
Interest payments (2)	8.2	7.8	5.6	-	-	-
Totals	$39.9	$36.1	$282.2	$5.9	$2.5	$-

(1)	Under the Cardinal Health PVA, the Corporation is required to purchase a certain percentage of its drug purchases through Cardinal Health through June 30, 2018.
(2)	Estimated interest amounts do not include interest on the revolving credit facility, as the timing and amounts are uncertain.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the years ended December 31, 2015 and 2016 (in millions, except where indicated):
	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$511.6	$497.5	$498.8	$520.6	$524.5	$519.6	$512.6	$534.4
Cost of goods sold	423.0	416.3	420.2	433.9	442.5	437.8	434.1	450.7
Gross profit	88.6	81.2	78.6	86.7	82.0	81.8	78.5	83.7
Selling, general and administrative	59.0	55.4	52.7	55.4	57.0	55.7	53.1	54.8
Amortization expense	6.6	7.0	7.0	8.0	8.2	8.2	8.3	9.0
Merger, acquisition, integration costs, and other charges	3.8	3.4	8.0	6.1	4.4	4.4	5.3	6.7
Settlement, litigation and other related charges	2.3	6.9	2.1	2.0	3.1	4.9	(0.8)	2.4
Restructuring and impairment charges	0.1	-	0.2	0.2	1.4	1.1	0.6	(0.2)
Hurricane Sandy disaster costs (recoveries)	-	-	0.1	(5.0)	-	-	-	-
Operating income	16.8	8.5	8.5	20.0	7.9	7.5	12.0	11.0
Interest expense, net	1.4	1.9	2.1	1.2	3.0	3.3	3.0	0.2
Income before income taxes	15.4	6.6	6.4	18.8	4.9	4.2	9.0	10.8
Provision (benefit) for income taxes	5.8	4.3	3.4	(1.4)	0.8	1.7	1.7	3.1
Net income	$9.6	$2.3	$3.0	$20.2	$4.1	$2.5	$7.3	$7.7

Earnings per share (1):
Basic	$0.32	$0.08	$0.10	$0.66	$0.13	$0.08	$0.24	$0.25
Diluted	$0.31	$0.07	$0.10	$0.66	$0.13	$0.08	$0.23	$0.25

Adjusted diluted earnings per share (1)(2):	$0.57	$0.48	$0.49	$0.56	$0.45	$0.47	$0.44	$0.58

Shares used in computing earnings per share:
Basic	30.2	30.4	30.4	30.4	30.5	30.7	30.8	30.8
Diluted	30.7	30.8	30.9	31.0	30.9	31.0	31.1	31.2

Balance sheet data:
Cash and cash equivalents	$25.2	$21.3	$40.0	$23.1	$25.5	$27.4	$6.5	$5.4
Working capital	$292.8	$293.5	$285.1	$342.1	$303.9	$325.8	$291.5	$370.1
Goodwill	$341.9	$341.9	$341.8	$371.0	$372.1	$372.2	$388.1	$392.3
Intangible assets, net	$179.2	$172.2	$165.2	$190.2	$182.1	$173.9	$171.4	$187.6
Total assets	$1,042.5	$1,060.0	$1,057.8	$1,151.6	$1,166.6	$1,201.1	$1,157.5	$1,299.5
Long-term debt (4)	$323.1	$347.0	$335.2	$425.2	$377.6	$411.8	$390.5	$473.4
Total stockholders' equity	$487.1	$492.1	$496.9	$519.4	$522.4	$526.9	$535.8	$544.2

Supplemental information:
Adjusted EBITDA(2)	$35.4	$31.5	$31.6	$34.7	$30.3	$31.8	$31.5	$35.6
Adjusted EBITDA Margin (2)	6.9%	6.3%	6.3%	6.7%	5.8%	6.1%	6.1%	6.7%
Adjusted EBITDA per prescription dispensed (2)	$3.91	$3.73	$3.85	$4.13	$3.50	$3.87	$3.99	$4.53
Net cash provided by (used in) operating activities	$44.3	$(22.2)	$37.5	$(41.1)	$65.3	$(24.1)	$39.1	$(49.5)
Net cash used in investing activities	$(25.0)	$(6.5)	$(6.8)	$(65.8)	$(12.1)	$(8.1)	$(37.3)	$(34.2)
Net cash (used in) provided by financing activities	$(27.4)	$24.8	$(12.0)	$90.0	$(50.8)	$34.1	$(22.7)	$82.6

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands)	9,053	8,452	8,208	8,411	8,647	8,226	7,889	7,861
Revenue per prescription dispensed (3)	$56.51	$58.86	$60.77	$61.60	$60.66	$63.17	$64.98	$67.98
Gross profit per prescription dispensed (3)	$9.79	$9.61	$9.58	$10.01	$9.48	$9.94	$9.95	$10.65
Gross profit margin (3)	17.3%	16.3%	15.8%	16.3%	15.6%	15.7%	15.3%	15.7%
Generic drug dispensing rate	85.3%	86.0%	86.5%	86.3%	86.6%	86.3%	85.6%	85.3%
Inventory days on hand	26.1	29.6	25.7	32.9	24.4	33.5	25.2	43.4
Revenue days outstanding	34.0	35.4	35.5	34.7	34.7	35.4	37.4	38.0

(1)          The Corporation has never declared a cash dividend. Earnings per common share are in actual cents.
(2)          See "Use of Non-GAAP Measures For Measuring Quarterly Results" for a definition and Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share, and for a Reconciliation of Net Income to Adjusted EBITDA and Adjusted EBITDA Margin.
(3)          The fourth quarter 2015 amounts do not include the $2.5 million California Medicaid recoupment reversal.
(4)     Adjusted due to an accounting change for deferred financing costs associated with long-term debt. See Footnote 5 to the consolidated financial statements.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration costs and other charges, settlement, litigation costs and other charges, Hurricane Sandy disaster costs,  restructuring and impairment charges, California Medicaid estimated recoupment, intangible amortization, and tax impact of the adjustments on the tax provision (the "Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying consolidated statements of operations and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA (dollars in millions)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net income	$9.6	$2.3	$3.0	$20.2	$4.1	$2.5	$7.3	$7.7
Add:
Interest expense, net	1.4	1.9	2.1	1.2	3.0	3.3	3.0	0.2
Provision (benefit) for income taxes	5.8	4.3	3.4	(1.4)	0.8	1.7	1.7	3.1
Depreciation and amortization expense	12.4	12.7	12.7	13.9	13.5	13.9	14.4	15.7
EBITDA	29.2	21.2	21.2	33.9	21.4	21.4	26.4	26.7
Merger, acquisition, integration costs and other charges	3.8	3.4	8.0	6.1	4.4	4.4	5.3	6.7
Settlement, litigation and other related charges	2.3	6.9	2.1	2.0	3.1	4.9	(0.8)	2.4
California Medicaid recoupment	-	-	-	(2.5)	-	-	-	-
Restructuring and impairment charges	0.1	-	0.2	0.2	1.4	1.1	0.6	(0.2)
Hurricane Sandy disaster costs (recoveries)	-	-	0.1	(5.0)	-	-	-	-
Adjusted EBITDA	$35.4	$31.5	$31.6	$34.7	$30.3	$31.8	$31.5	$35.6
Adjusted EBITDA Margin	6.9%	6.3%	6.3%	6.7%	5.8%	6.1%	6.1%	6.7%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows (dollars in millions)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Adjusted EBITDA	$35.4	$31.5	$31.6	$34.7	$30.3	$31.8	$31.5	$35.6
Interest expense, net	(1.4)	(1.9)	(2.1)	(1.2)	(3.0)	(3.3)	(3.0)	(0.2)
Merger, acquisition, integration costs and other charges	(6.2)	(10.3)	(10.4)	(0.8)	(8.9)	(10.4)	(5.3)	(8.7)
Provision for bad debt	5.0	3.0	1.5	(1.6)	3.2	0.7	0.1	2.3
Amortization of deferred financing fees	0.1	0.2	0.1	0.2	0.1	0.2	0.1	0.2
(Gain) Loss on disposition of equipment	0.1	-	-	(0.1)	-	-	0.1	(0.1)
Gain on acquisition	-	-	-	(0.4)	-	-	-	(0.6)
(Provision) benefit for income taxes	(5.8)	(4.3)	(3.4)	1.4	(0.8)	(1.7)	(1.7)	(3.1)
Deferred income taxes	2.3	0.2	2.1	(0.6)	3.1	4.7	0.2	1.0
Changes in federal and state income tax payable (receivable)	0.1	(9.1)	(1.0)	(0.7)	(0.9)	(2.9)	6.9	4.1
Stock-based compensation and deferred compensation	2.0	1.7	1.7	2.4	1.4	2.7	2.2	0.6
Excess tax benefit from stock-based compensation	(1.9)	(0.2)	(0.2)	(0.1)	(1.0)	(0.2)	(0.1)	(0.1)
Changes in assets and liabilities	14.6	(33.1)	17.6	(74.2)	41.7	(45.7)	8.1	(80.6)
Other	-	0.1	-	(0.1)	0.1	-	-	0.1
Net Cash Flows Provided by (Used in) Operating Activities	$44.3	$(22.2)	$37.5	$(41.1)	$65.3	$(24.1)	$39.1	$(49.5)

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (dollars in millions)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Diluted earnings per share	$0.31	$0.07	$0.10	$0.66	$0.13	$0.08	$0.23	$0.25
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.08	0.07	0.17	0.11	0.09	0.09	0.11	0.13
Settlement, litigation and other related charges	0.05	0.13	0.04	0.05	0.06	0.10	(0.02)	0.05
California Medicaid recoupment	-	-	-	(0.05)	-	-	-	-
Restructuring and impairment charges	-	-	0.01	-	0.03	0.02	0.01	-
Hurricane Sandy disaster costs	-	-	-	(0.10)	-	-	-	-
Amortization of intangible assets	0.13	0.14	0.15	0.15	0.17	0.17	0.17	0.18
Tax impact of the above adjustments on the tax provision	-	0.07	0.02	(0.26)	(0.03)	0.01	(0.06)	(0.03)
Adjusted diluted earnings per share	$0.57	$0.48	$0.49	$0.56	$0.45	$0.47	$0.44	$0.58

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On September 17, 2014, the Corporation entered into the Credit Agreement. The Credit Agreement consisted of a $225.0 million term loan facility and a $310.0 million revolving credit facility.  On December 9, 2016, the Corporation entered into the Amendment increasing the revolving credit facility were increased to $370.0 million and $300.0 million on the term loan. Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Corporation's option, a base rate plus a margin between 0.50% and 1.25% per annum, or a Eurodollar Rate plus a margin between 1.50% and 2.25% per annum, in each case depending on the leverage ratio of the Corporation as defined by the Credit Agreement. The base rate is the greater of the prime lending rate in effect on such day, the federal funds effective rate plus 0.5%, and the Eurodollar Rate plus 1.0%.   As of December 31, 2016, borrowings under the term loan bore interest at a rate of 2.8% per annum based upon the one month adjusted LIBO rate plus margin, and the revolving credit facility bore interest at a rate of 2.7% per annum based upon the LIBO rate plus applicable margin.

Based upon the amount of variable rate debt outstanding as of December 31, 2016, a 100 basis point change in interest rates would affect the Corporation's future net income by approximately $2.9 million on an annual basis. The estimated change to the Corporation's interest expense is determined by considering the impact of hypothetical interest rates on the Corporation's borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Corporation's credit ratings or leverage and the overall level of economic activity of the Corporation. Further, in the event of a change of significant magnitude, the Corporation's management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PharMerica Corporation:
We have audited the accompanying consolidated balance sheets of PharMerica Corporation and subsidiaries (the Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharMerica Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2017 expressed an adverse opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ KPMG LLP
Louisville, Kentucky
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PharMerica Corporation:

We have audited PharMerica Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness related to the Corporation's process level controls and monitoring activities over the completeness, existence, accuracy and valuation of the allowance for doubtful accounts for accounts receivable within the institutional pharmacy operating segment has been identified and included in management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 24, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
As described in Management's Annual Report on Internal Control over Financial Reporting under Item 9A, management has excluded the 2016 Acquisitions from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Corporation in 2016. We have also excluded the 2016 Acquisitions from our audit of internal control over financial reporting. The total assets and total revenues of the 2016 Acquisitions represent approximately 1.4% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 24, 2017

PHARMERICA CORPORATION

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2014, 2015 and 2016
(In millions, except share and per share amounts)

	2014	2015	2016
Revenues	$1,894.5	$2,028.5	$2,091.1
Cost of goods sold	1,555.2	1,693.4	1,765.1
Gross profit	339.3	335.1	326.0
Selling, general and administrative expenses	236.3	222.5	220.6
Amortization expense	20.1	28.6	33.7
Merger, acquisition, integration costs and other charges	13.6	21.3	20.8
Settlement, litigation and other related charges	37.3	13.3	9.6
Restructuring and impairment charges	3.3	0.5	2.9
Hurricane Sandy disaster recoveries	(1.7)	(4.9)	-
Operating income	30.4	53.8	38.4
Interest expense, net	9.9	6.6	9.5
Loss on extinguishment of debt	4.3	-	-
Income before income taxes	16.2	47.2	28.9
Provision for income taxes	9.4	12.1	7.3
Net income	$6.8	$35.1	$21.6

Earnings per common share:
Basic	$0.23	$1.16	$0.70
Diluted	$0.22	$1.14	$0.69

Shares used in computing earnings per common share:
Basic	29,983,428	30,363,588	30,695,411
Diluted	30,649,131	30,767,366	31,157,836

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION
 CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2016
(In millions, except share and per share amounts)

	December 31, 2015	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$23.1	$5.4
Accounts receivable, net	200.5	235.4
Inventory	155.2	214.7
Deferred tax assets, net	41.8	35.7
Income taxes receivable	10.5	4.7
Prepaids and other assets	52.4	56.5
	483.5	552.4

Equipment and leasehold improvements	218.5	250.9
Accumulated depreciation	(144.0)	(165.1)
	74.5	85.8

Goodwill	371.0	392.3
Intangible assets, net	190.2	187.6
Other long-term assets (See Note 6)	32.4	81.4
	$1,151.6	$1,299.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71.7	$107.1
Salaries, wages and other compensation	30.6	32.5
Current portion of long-term debt	11.6	15.6
Other accrued liabilities	27.5	27.1
	141.4	182.3

Long-term debt	413.6	457.8
Other long-term liabilities	56.5	88.7
Deferred tax liabilities	20.7	26.5
Commitments and contingencies (See Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2015 and 2016	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 33,237,732 and 33,698,269 shares issued as of December 31, 2015 and 2016, respectively	0.3	0.3
Capital in excess of par value	404.6	411.1
Retained earnings	152.1	173.7
Treasury stock at cost, 2,776,875 and 2,916,906 shares at December 31, 2015 and December 31, 2016, respectively	(37.6)	(40.9)
	519.4	544.2
	$1,151.6	$1,299.5

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2015 and 2016
(In millions)

	2014	2015	2016
Cash flows provided by (used in) operating activities:
Net income	$6.8	$35.1	$21.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.3	23.1	23.8
Amortization	20.1	28.6	33.7
Merger, acquisition, integration costs and other charges	2.5	-	-
Hurricane Sandy disaster recoveries	(1.8)	-	-
Stock-based compensation and deferred compensation	8.0	7.8	6.9
Amortization of deferred financing fees	1.9	0.6	0.6
Deferred income taxes	(2.3)	4.0	9.0
Gain on acquisition/disposition	(0.2)	(0.4)	(0.6)
Loss on debt extinguishment	4.3	-	-
Other	0.4	-	0.2
Change in operating assets and liabilities:
Accounts receivable, net	29.1	(2.4)	(34.3)
Inventory	(18.8)	(15.9)	(56.7)
Prepaids and other assets	(49.2)	4.2	(1.8)
Accounts payable	(2.9)	(24.0)	36.4
Salaries, wages and other compensation	(4.9)	(4.7)	1.8
Other accrued and long-term liabilities	31.3	(24.4)	(15.6)
Income taxes payable (receivable)	7.2	(10.7)	7.2
Excess tax benefit from stock-based compensation	(3.4)	(2.4)	(1.4)
Net cash provided by operating activities	48.4	18.5	30.8

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(25.6)	(23.9)	(34.2)
Hurricane Sandy insurance recovery	-	3.3	-
Acquisitions, net of cash acquired	(133.7)	(83.6)	(57.6)
Cash proceeds from the sale of assets	0.1	0.1	0.1
Cash proceeds from dispositions, including insurance	2.2	-	-
Net cash used in investing activities	(157.0)	(104.1)	(91.7)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(231.3)	(5.6)	(11.3)
Proceeds from long-term debt	225.0	-	89.1
Net activity of long-term revolving credit facility	125.0	82.0	(30.5)
Payment of debt issuance costs	(2.7)	-	(0.5)
Net activity of capital lease obligations	-	0.1	(0.5)
Issuance of common stock	3.4	0.8	0.2
Treasury stock at cost	(5.1)	(4.3)	(3.3)
Excess tax benefit from stock-based compensation	3.4	2.4	-
Net cash provided by financing activities	117.7	75.4	43.2

Change in cash and cash equivalents	9.1	(10.2)	(17.7)
Cash and cash equivalents at beginning of year	24.2	33.3	23.1

Cash and cash equivalents at end of year	$33.3	$23.1	$5.4

Supplemental information:
Cash paid for interest	$7.8	$8.5	$10.6
Cash paid for taxes	$5.3	$19.4	$(4.8)

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2015 and 2016
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2013	29,537,293	$0.3	$380.2	$110.2	$(28.2)	$462.5
Net income				6.8		6.8
Exercise of stock options and tax components of stock-based awards, net	283,809	-	6.5	-	-	6.5
Vested restricted stock units	288,076	-	-	-	-	-
Vested performance share units	199,637	-	-	-	-	-
Treasury stock at cost	(200,334)	-	-	-	(5.1)	(5.1)
Stock-based compensation -non-vested restricted stock	-	-	6.8	-	-	6.8
Stock-based compensation -stock options	-	-	0.6	-	-	0.6
Balance at December 31, 2014	30,108,481	$0.3	$394.1	$117.0	$(33.3)	$478.1
Net income				35.1		35.1
Exercise of stock options and tax components of stock-based awards, net	149,314	-	2.9	-	-	2.9
Vested restricted stock units	219,625	-	-	-	-	-
Vested performance share units	143,007	-	-	-	-	-
Treasury stock at cost	(159,570)	-	-	-	(4.3)	(4.3)
Stock-based compensation -non-vested restricted stock	-	-	7.5	-	-	7.5
Stock-based compensation -stock options	-	-	0.1	-	-	0.1
Balance at December 31, 2015	30,460,857	$0.3	$404.6	$152.1	$(37.6)	$519.4
Net income				21.6		21.6
Exercise of stock options and tax components of stock-based awards, net	106,956	-	-	-	-	-
Vested restricted stock units	190,923	-	-	-	-	-
Vested performance share units	163,448	-	-	-	-	-
Forfeiture of non-vested stock	(790)	-	-	-	-	-
Treasury stock at cost	(140,031)	-	-	-	(3.3)	(3.3)
Stock-based compensation -non-vested restricted stock	-	-	6.5	-	-	6.5
Balance at December 31, 2016	30,781,363	$0.3	$411.1	$173.7	$(40.9)	$544.2

See accompanying Notes to Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries, (the "Corporation"), is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States.  The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating 99 institutional pharmacies, 19 specialty infusion pharmacies, and 4 specialty oncology pharmacies in 45 states.  The Corporation's customers are typically institutional healthcare providers, such as skilled nursing facilities, nursing centers, assisted living facilities, hospitals, individuals receiving in-home care and other long-term alternative care providers.  The Corporation is generally the primary source of supply of pharmaceuticals to its customers.

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

Potential risks and uncertainties, many of which are beyond the control of the Corporation, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; the overall condition of the Corporation's customers and suppliers; the intense competition in the Corporation's industry; the loss of one or more key pharmaceutical manufacturers; changes in manufacturers' rebate programs; the risk of loss of revenues due to the loss of certain customers or a customer or owner of a skilled nursing facility entering the institutional pharmacy business; the effects of the loss of a large customer and the Corporation's ability to adequately restructure its operations to offset the loss; the home infusion joint ventures formed with hospitals could adversely affect the Corporation's financial results; the decline in operating revenues and profitability with an increase in the Corporation's generic dispensing rate; the loss of prescription volumes and revenue from pharmaceutical products that develop unexpected safety or efficacy concerns; reduction in reimbursement rates for the Corporation's products and/or medical treatments or services may reduce profitability; modifications to the Medicare Part D program which may reduce revenue or impose additional costs; changes in Medicaid reimbursement which may reduce revenue; the payments of significant penalties and damages for failure to comply with complex and rapidly evolving laws and regulations, as well as licensure requirements; the adverse results from material litigation or governmental inquires including the possible insufficiency of any accruals established by the Corporation could have a material impact on the Corporation's business; failure to comply with Medicare and Medicaid regulations could result in loss of eligibility to participate in these programs; efforts by payers to control costs; healthcare reform adversely impacting the liquidity of the Corporation's customers thus affecting their ability to make timely payments to the Corporation; increasing enforcement in the U.S. healthcare industry negatively impacting the Corporation's business; further consolidation of managed care organizations and other third-party payers adversely affecting the Corporation's profits; federal and state medical privacy regulations increasing costs of operations and exposing the Corporation to civil and criminal sanctions; interruption or damage to the Corporation's sophisticated information systems; purchasing a significant portion of the Corporation's pharmaceutical products from one supplier; attracting and retaining key executives, pharmacists, and other healthcare personnel; revenues and volumes adversely affected by certain factors in markets in which the Corporation operates, including weather; the provisions in the Corporation's certificate of incorporation and bylaws could delay or prevent a change of control that stockholders favor; changes in volatility of the Corporation's stock price; successfully pursuing development and acquisition activities; indebtedness that restricts the Corporation's ability to pay cash dividends and has a negative impact on the Corporation's financing options; exposure to changes in interest rates; the potential impact of the litigation proceedings with AmerisourceBergen Drug Corporation ("ABDC") regarding the Previous Prime Vendor Agreement ("Previous PVA") and collection of the $72.3 million receivable included in other long-term assets on the accompanying consolidated balance sheets; the Corporation's ability to collect outstanding receivables, changes in tax laws and regulations, changes to critical accounting estimates and changes in and interpretations of accounting rules and standards.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Corporation places its cash in financial institutions that are federally insured. As of December 31, 2015 and 2016, the Corporation did not hold a material amount of funds in cash equivalent money market accounts.

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

Financial liabilities and non-financial assets recorded at fair value at December 31, 2015 and 2016, are set forth in the tables below (dollars in millions):

As of December 31, 2015	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.2)	$-	$(8.2)	$-		A
Contingent Consideration	$(11.5)	$-	$-	$(11.5)		C
Mandatorily Redeemable Interest	$(5.8)	$-	$-	$(5.8)		C

As of December 31, 2016	Asset/(Liability)	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.8)	$-	$(8.8)	$-		A
Contingent Consideration	$(8.1)	$-	$-	$(8.1)		C
Mandatorily Redeemable Interest	$(4.0)	$-	$-	$(4.0)		C

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

The contingent consideration represents future earn-outs associated with the Corporation's acquisition of an infusion business and a hospital services business both purchased in 2015. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will re-assess the fair value quarterly thereafter until settlement.  These liabilities are classified as other current and other long-term liabilities in the accompanying consolidated balance sheets.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC ("Onco") which the Corporation made its initial purchase of interests in Onco on December 6, 2013 and made a purchase of additional interests in Onco in December 2016. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest liability to estimated fair value as of December 31, 2016 which resulted in a reduction in the liability of $3.2 million resulting in a decrease in interest expense in the accompanying consolidated income statements.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended December 31, 2015 and December 31, 2016, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.  The following table summarizes the change in fair value of the Corporation's contingent consideration and mandatorily redeemable interest identified as Level 3 for the years ended December 31, 2015 and December 31, 2016 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2014	$1.1	$8.3
Additions from business acquisitions	11.9	-
Contingent consideration payments	(1.1)	-
Change in fair value	(0.4)	(2.5)
Balance, December 31, 2015	11.5	5.8
Additions from business acquisitions	1.4	-
Contingent consideration payments	(3.9)	-
Change in fair value	(0.9)	(1.8)
Balance, December 31, 2016	$8.1	$4.0

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

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31,	December 31,
	2015	2016
Institutional healthcare providers	$145.9	$138.2
Medicare Part D	30.2	42.5
Private payer and other	26.8	28.1
Insured	31.1	38.7
Medicaid	12.6	15.6
Medicare	3.2	3.4
Allowance for doubtful accounts	(49.3)	(31.1)*
	$200.5	$235.4

0 to 60 days	63.0%	62.9%
61 to 120 days	15.3%	15.7%
Over 120 days	21.8%	21.4%
	100.0%	100.0%

* The Corporation reclassified $2.5 million of the allowance to other long-term assets on the consolidated balance sheet as certain related receivables were reclassified as of December 31, 2016.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges Included in Selling, General & Administrative Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2014	$56.7	$23.2	$(21.8)	$58.1
Year Ended December 31, 2015	$58.1	$7.9	$(16.7)	$49.3
Year Ended December 31, 2016	$49.3	$6.3	$(24.5)	$31.1

In the fourth quarter of 2015, the Corporation reversed an allowance of $4.6 million related to a customer's outstanding receivable for which a settlement payment was received which significantly exceeded the existing net receivable. This reversal is reflected in the "Charges Included in Selling, General & Administrative Expenses" column above.

Bad debt expense for the year ended December 31, 2016 was favorably impacted by approximately $5.6 million related to collections of certain previously reserved receivables under note agreements and the settlement of a customer's trade receivable of $3.2 million.

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

Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major rebuilds and improvements are capitalized. For the years ended December 31, 2014, 2015 and 2016, maintenance and repairs were $11.1 million, $12.5 million and $12.6 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset or asset group to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset or asset group to its then fair value. The Corporation incurred no fixed asset impairment charges for the years ended December 31, 2015 and 2016.

Capitalization of Internal Software Costs

The Corporation capitalizes the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized generally over five years and are subject to impairment evaluations. Costs incurred to maintain existing software development are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. For the years ended December 31, 2015 and 2016, the Corporation capitalized internally developed software costs of $14.3 million and $22.2 million, respectively. As of December 31, 2015 and 2016, net capitalized software costs, including acquired assets and amounts for projects which have not been completed, totaled $32.6 million and $42.4 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

The Corporation's policy is to perform a qualitative assessment of its reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, unless events or circumstances warrant the need to perform a quantitative assessment. The Corporation performed the qualitative assessment of its institutional pharmacy and specialty oncology reporting units at December 31, 2016 and did not find it necessary to perform the quantitative analysis.  The Corporation  performed the quantitative assessment as of December 31, 2016 for its specialty infusion reporting unit.  The specialty infusion reporting unit's fair values as calculated were approximately 13.0% greater than current book value.

The Corporation's finite-lived intangible assets are comprised primarily of trade names, customer relationship assets, limited distributor relationships, doctor and insurer relationships and non-compete agreements. Finite-lived intangible assets are amortized on a straight-line basis over the course of their lives ranging from 5 to 20 years. Upon an impairment review resulting from a triggering event, intangible assets are reviewed on a specific pharmacy basis or as a group of pharmacies depending on the intangible assets under review.

Self-Insured Employee Health Benefits

The Corporation is self-insured for the majority of its employee health benefits. The Corporation's self-insurance for employee health benefits includes a stop-loss policy to limit the maximum potential liability of the Corporation for both individual and aggregate claims per year. The Corporation records a monthly expense for self-insurance based on historical claims data and inputs from third-party administrators. For the years ended December 31, 2014, 2015 and 2016, the expense for employee health benefits was $15.5 million, $15.7 million and $15.2 million, respectively, the majority of which was related to its self-insured plans. As of December 31, 2015 and 2016, the Corporation had $1.8 million and $1.9 million, respectively, recorded as a liability for self-insured employee health benefits.

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

Delivery Expenses

The Corporation incurred delivery expenses of $60.8 million, $56.6 million and $55.4 million for the years ended December 31, 2014, 2015 and 2016, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of cost of goods sold in the accompanying consolidated income statements.

Stock Option Accounting

The measurement and recognition of compensation cost for all share-based payment awards made to employees and non-employee directors is based on the grant date fair value of the award.  The Corporation recognizes share-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Mandatorily Redeemable Interest

On December 6, 2013, the Corporation acquired 37.5% of the membership interests of OncoMed Specialty, LLC (the "Onco Acquisition") while also obtaining control of the business.  Following the Corporation's exercise of its rights to purchase additional interests of Onco in December 2016, the Corporation now owns an aggregate of  81.5% of the membership interests of Onco as of December 31, 2016. The subsidiary is consolidated in the Corporation's consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09 (ASU 2016-09) "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" intended to simplify the accounting for employee share-based payments. Under this guidance all excess tax benefits ("windfalls") and deficiencies ("shortfalls") related to employee stock compensation will be recognized within income tax expense. Under prior guidance windfalls were recognized to additional paid-in capital ("APIC") and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits. The Corporation adopted ASU 2016-09 on January 1, 2016 and as a result recorded a decrease to the tax provision for excess tax benefits of $0.9 million for the year ended December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. The Corporation is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs". The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, the Corporation adopted the provisions of ASU 2015-03.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis". The amendments in this update change the analysis that a reporting entity must conduct to determine whether limited partnerships and similar legal entities should be consolidated. The guidance responds to public concerns that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Corporation beginning with annual and interim periods in 2017, with early adoption permitted. The Corporation elected not to early adopt the guidance. The Corporation will adopt this ASU beginning January 1, 2017. The Corporation will no longer present a current deferred tax asset and a noncurrent deferred tax liability, instead those amounts will be combined to a net noncurrent deferred tax asset on its consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14,  which delayed the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations" which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Corporation currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Corporation currently anticipates adopting the standard using the modified retrospective method. Since the Corporation is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures, the Corporation is not able to determine if it will have a  material impact on its consolidated financial statements.

NOTE 2—ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, the Corporation completed acquisitions of four long-term care businesses and two infusion businesses (collectively the "2016 Acquisitions"), none of which were individually significant to the Corporation. The 2016 Acquisitions required cash payments of approximately $50.3 million in the aggregate. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $20.1 million and $30.6 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2016 Acquisitions was $10.4 million as of December 31, 2016.  The net assets and operating results of the 2016 Acquisitions have been included in the Corporation's consolidated financial statements from their respective dates of acquisition.

There was $1.4 million amounts contingently payable related to the 2016 Acquisitions as of December 31, 2016.

The 2016 Acquisitions on a combined basis increased consolidated revenues by $18.4 million for the year ended December 31, 2016.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2—ACQUISITIONS (Continued)

2015 Acquisitions

During the year ended December 31, 2015, the Corporation completed acquisitions of two long-term care businesses, two infusion businesses and one hospital services business (collectively the "2015 Acquisitions"), none of which were individually significant to the Corporation. The 2015 Acquisitions had an estimated purchase price of $83.7 million, comprised of a net cash payment of $76.4 million and an estimated fair value of contingent consideration of $7.3 million. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $48.5 million and $41.2 million, respectively. The Corporation believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the acquisitions was $33.3 million as of  December 31, 2016.  The net assets and operating results of the 2015 Acquisitions have been included in the Corporation's consolidated financial statements from the respective dates of acquisition.

Amounts contingently payable related to the 2015 Acquisitions, representing payments originating from earn-out provisions of the infusion acquisition and hospital services acquisition, were $6.7 million as of December 31, 2016.

Pro Forma

Pro forma financial statements are not presented on the 2015 Acquisitions and 2016 Acquisitions as the results are not material to the Corporation's consolidated financial statements.

Other

For the years ended December 31, 2014, 2015 and 2016, the Corporation incurred $13.3 million, $20.5 million, and $20.2 million, respectively, of acquisition related costs, which have been classified as a component of merger, acquisition, integration costs and other related charges.

NOTE 3—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following (dollars in millions):
	December 31,
	2015	2016

Leasehold improvements	$20.4	$21.7
Equipment and software	185.7	220.7
Construction in progress	12.4	8.5
	218.5	250.9
Accumulated depreciation	(144.0)	(165.1)
Total equipment and leasehold improvements	$74.5	$85.8

Depreciation expense totaled $20.3 million, $23.1 million, and $23.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.

NOTE 4—GOODWILL AND INTANGIBLES

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016 (dollars in millions):

Balance at December 31, 2014 as adjusted	$323.6
Goodwill acquired from 2015 acquisitions	47.4
Balance at December 31, 2015, as adjusted	371.0
Goodwill acquired from 2016 acquisitions	20.1
Goodwill adjustments from 2015 acquisitions	1.2
Balance at December 31, 2016	$392.3

The following table presents the components of the Corporation's intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at 2014	Additions	Balance at 2015	Additions	Balance at 2016
Customer relationships	$177.5	$39.3	$216.8	$28.9	$245.7
Trade name	62.2	0.9	63.1	0.9	64.0
Non-compete agreements	19.9	1.0	20.9	1.3	22.2
Sub Total	259.6	41.2	300.8	31.1	331.9
Accumulated amortization	(82.0)	(28.6)	(110.6)	(33.7)	(144.3)
Net intangible assets	$177.6	$12.6	$190.2	$(2.6)	$187.6

Amortization expense relating to finite-lived intangible assets was $20.1 million, $28.6 million, and $33.7 million for the years ended December 31, 2014, 2015 and 2016, respectively.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4—GOODWILL AND INTANGIBLES (Continued)

Total estimated amortization expense for the Corporation's finite-lived intangible assets for the next five years and thereafter are as follows (dollars in millions):

Year Ending December 31,
2017	$36.2
2018	34.8
2019	31.1
2020	29.0
2021	22.8
Thereafter	33.7
$187.6

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

On December 9, 2016, the Corporation entered into a First Amendment ("Amendment") to its existing Credit Agreement. Pursuant to the Amendment, among other things, (a) the revolving commitments to the revolving credit facility were increased to $370.0 million, (b) an additional advance under the term loan was provided in an outstanding principal amount equal to $89.1 million which, when combined with the $210.9 million then outstanding under the term loan as of the date of the Amendment, equals $300.0 million outstanding under the term loan, (c) the amount by which commitments may be increased after the initial closing was increased from $190.0 million to $200.0 million, and (d) The Huntington National Bank was added as a new lender to the Credit Agreement.

As of December 31, 2016, $297.2 million was outstanding under the term loan facility and $176.5 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5—CREDIT AGREEMENT (Continued)

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31, 2015	December 31, 2016
Term Debt - payable to lenders at LIBOR plus applicable margin (2.77% as of December 31, 2016), matures September 17, 2019	$219.4	$297.2
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.72% as of December 31, 2016), matures September 17, 2019	207.0	176.5
Deferred financing costs, net	(2.1)	(1.9)
Capital lease obligations	0.9	1.6
Total debt	425.2	473.4
Less: Current portion of long-term debt	11.6	15.6
Total long-term debt	$413.6	$457.8

The Corporation's indebtedness has the following maturities (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Deferred Financing Costs	Capital Lease Obligations	Total Maturities
2017	$15.0	$-	$(0.7)	$0.6	$14.9
2018	15.0	-	(0.7)	0.4	14.7
2019	267.2	176.5	(0.5)	0.4	443.6
2020	-	-	-	0.2	0.2
2021	-	-	-	-	-
	$297.2	$176.5	$(1.9)	$1.6	$473.4

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of December 31, 2016 was $2.8 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $190.8 million as of December 31, 2016.

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

The Credit Agreement contains customary affirmative and negative covenants, as well as customary events of default.  The Credit Agreement also requires the Corporation to satisfy an interest coverage ratio and a leverage ratio. The interest charge coverage ratio as of the last day of any fiscal quarter can be no less than 3.00:1.00.  The Leverage Ratio as of the last day of any fiscal quarter of the Corporation cannot exceed 3.75:1.00, subject to certain exceptions for permitted acquisitions.  In addition, capital expenditures (other than those funded with proceeds of asset sales or insurance) are restricted in any fiscal year to 5.0% of revenues.

As of December 31, 2016 the Corporation was compliant with the financial covenants contained within the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Corporation and secured by liens on substantially all of the Corporation's assets.

Deferred Financing Fees

The Corporation capitalized a total of $3.2 million in deferred financing fees associated with the Credit Agreement and recorded them as a reduction to long-term debt in the accompanying consolidated balance sheets. As of December 31, 2016, the Corporation had $1.9 million of unamortized deferred financing fees.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Action and Regulatory

The Corporation maintains liabilities for certain of its outstanding investigations and litigation. In accordance with the provisions of U.S. GAAP for contingencies, the Corporation records a liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. To the extent that the resolution of contingencies results in actual losses that differ from the Corporation's recorded liabilities, earnings will be charged or credited accordingly. The Corporation cannot know the ultimate outcome of the pending matters described below, and there can be no assurance that the resolution of these matters will not have a material adverse impact on the Corporation's consolidated results of operations, financial position or cash flows. As a part of its ongoing operations, the Corporation is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by government/regulatory authorities responsible for enforcing the laws and regulations to which the Corporation is subject. Further, under the federal False Claims Act (the "FCA") , private parties have the right to bring qui tam, or "whistleblower," suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. The inherently unpredictable nature of legal proceedings may be impacted by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among defendants); or (vii) the proceedings present a wide range of potential outcomes.

The Corporation is the subject of certain investigations and is a defendant in a number of cases, including those discussed below.

On March 4, 2011, a relator, Mark Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey against the Corporation.  The complaint alleges that, in violation of the Federal Anti-Kickback Statute and of the FCA, the Corporation offered below cost or below fair market value prices on drugs for which nursing homes were at financial risk (e.g., Medicare Part A), in exchange for so-called preferred or exclusive provider status that would allow the Corporation to dispense drugs to patients for which the Corporation could bill federal health care program payers such as Medicare Part D and Medicaid.  On February 19, 2013, the U.S. Government declined to intervene in the case. The complaint has been amended several times, most recently on November 12, 2013, and thereafter served upon the Corporation.  On December 6, 2013, the Corporation moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted and on September 29, 2014, the court declined to dismiss the case, but limited the relevant time period for which claims could be brought against the Corporation.  On March 4, 2016 and April 1, 2016, the Corporation filed motions to dismiss and for summary judgment, respectively, for lack of subject matter jurisdiction under the FCA prior public disclosure bar.   On May 9, 2016, the Court granted the joint motion of Silver and the Corporation and dismissed with prejudice all successor liability claims against the Corporation for or regarding the conduct of Chem Rx Corporation.  On November 28, 2016, the Court ruled in favor of the Corporation's March and April motions and this case was dismissed.  In December of 2016, Silver filed an appeal of the dismissal and summary judgment.  The Corporation intends to continue to defend the case vigorously.

On November 20, 2013, the complaint filed against the Corporation by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island.  The complaint alleges that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and in violation of relevant state laws, and that as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case.   On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation filed a petition for certiorari with the U.S. Supreme Court on April 22, 2016 asking the Supreme Court to review the First Circuit's decision.  On June 27, 2016, the Supreme Court denied the petition.  Thereafter, on June 28, 2016, the case was returned to the District Court through the issuance by the First Circuit of its Mandate.  Subsequently, the relator passed away. On August 29, 2016, the District Court held a status conference and ordered the relator to file a motion to supplement by December 29, 2016.  The Corporation has until March 1, 2017 to respond.  The Corporation intends to continue to defend the case vigorously.

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

On March, 2, 2015, the Corporation notified ABDC of its intent to terminate the Previous PVA effective April 1, 2015.  The Corporation also announced that it had entered into the Cardinal Health Prime Vendor Agreement ("Cardinal Health PVA") effective April 1, 2015.  On March 3, 2015, the Corporation received a letter from ABDC terminating the Previous PVA effective immediately based upon the Corporation's alleged failure to pay certain disputed miscellaneous charges and the Corporation's signing of the Cardinal Health PVA.  The Corporation believes ABDC did not have the right to immediately terminate the contract pursuant to the terms of the Previous PVA. On March 6 and March 13, 2015, the Corporation withheld from ABDC normal recurring payments for drug purchases of approximately $48.9 million.  On May 18, 2015, ABDC filed an Amended Counterclaim seeking additional financial damages against the Corporation and asserted claims against two counter-defendants.  On November 23, 2015, the Corporation filed its Third Amended Complaint against ABDC for additional financial damages, amounts overcharged by ABDC, and for certain rebates not paid by ABDC under the Previous PVA.

On April 1, 2016, the Jefferson Circuit Court ruled that the Corporation could not set-off payment the amounts that ABDC owed the Corporation against amounts that ABDC had invoiced the Corporation.  Instead the Corporation must first pay ABDC and continue the litigation against ABDC to collect any amounts owed to the Corporation by ABDC upon the conclusion of the entire lawsuit. As a result, the Corporation owes approximately $48.9 million of payments for drug purchases in the first quarter of 2015.  The Corporation has continued the litigation in the Jefferson Circuit Court against ABDC. On April 11, 2016, the Corporation filed a Motion to Alter and Amend the April 1, 2016 order of the Jefferson Circuit Court asking the judge to reconsider the final and appealable aspect of the order.  On August 8, 2016, the Jefferson County Circuit Court issued an order that granted the Corporation's April 11, 2016 Motion to Alter and Amend the Judgment entered on April 1, 2016.  The Court granted the Corporation's motion to remove the final and appealable designation from the April 1, 2016 order; therefore, the Corporation does not have to post a bond, pay ABDC post-judgment interest, or appeal to the Kentucky Court of Appeals for further relief.  The Jefferson Circuit Court's ruling on the right to set-off does not in any way adversely affect the Corporation's claims against ABDC and the Corporation's ability to pursue all of its claims against ABDC in the Jefferson Circuit Court.

Amounts owed to and from ABDC were previously offset resulting in a net receivable of $23.4 million from ABDC in the accompanying consolidated balance sheet at December 31, 2015 classified as an other long-term asset. As a result of the ruling on the right to set-off during the first quarter of 2016, the Corporation recorded amounts related to this matter on a gross basis resulting in a  receivable from ABDC to $72.3 million and the payable to $48.9 million. Accordingly, the $72.3 million receivable from ABDC is reflected in other long-term assets and the $48.9 million payable is reflected in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2016.

The Corporation has claims for additional damages resulting from ABDC's breaches of the Previous PVA. The Corporation intends to vigorously pursue its claims.  At this time, the Corporation is unable to determine the ultimate impact of these litigation proceedings on its consolidated financial condition, results of operations, or liquidity.  The litigation with ABDC could continue for an extended period of time.   The Corporation cannot provide any assurances about the outcome of the litigation.

In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At December 31, 2016, the Corporation had accrued approximately $19.1 million related to the pending and settled legal actions and investigations included in other current liabilities and other long-term liabilities in the accompanying balance sheet.

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
	2014	2015	2016
Pharmacy locations and administrative offices lease expense	$15.8	$15.8	$16.4
Office equipment lease expense	2.3	2.4	1.8
Total lease expense	$18.1	$18.2	$18.2

Future minimum lease payments for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (dollars in millions):
Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2017	$16.1	$0.6	$16.7
2018	12.9	0.4	13.3
2019	9.1	0.4	9.5
2020	5.7	0.2	5.9
2021	2.5	-	2.5
Thereafter	-	-	-
Total	$46.3	$1.6	$47.9

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges were $13.6 million, $21.3 million and $20.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.  These costs primarily relate to costs incurred prior to an acquisition such as professional advisory fees and the costs associated with integrating completed acquisitions into our business, such as IT transition and facility related costs.

NOTE 8-RESTRUCTURING COSTS AND OTHER CHARGES

In July 2013, the Corporation commenced the implementation of its restructuring plan as a result of the loss of two of the Corporation's significant customers, Kindred and Golden Living. The plan was a major initiative primarily designed to optimize operational efficiency while ensuring that the Corporation remains well-positioned to serve its clients and achieve sustainable, long-term growth.  The Corporation's restructuring plan included steps to right size its cost structure by adjusting its workforce and facility plans to reflect anticipated business needs.  In addition, in the year ended December 31, 2015, the Corporation began a restructuring and centralization initiative related to its specialty infusion business which was completed in 2016.

The Corporation recorded restructuring costs and other related charges of approximately $3.3  million, $0.5 million and $2.9 million during the years ended December 31, 2014, 2015 and 2016, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at December 31, 2015	Accrual	Utilized Amounts	Balance at December 31, 2016
Employee Severance and related costs	$0.3	$2.3	$(2.4)	$0.2
Facility costs	0.7	0.6	(0.9)	0.4
	$1.0	$2.9	$(3.3)	$0.6

The liability at December 31, 2016 represents unpaid severance costs and lease payments.

NOTE 9—HURRICANE SANDY DISASTER RECOVERIES

In October 2012, Hurricane Sandy caused significant damage on Long Island, New York and surrounding areas. The financial impacts of the storm to the Corporation's Long Beach facility as well as damage and disruption at the Corporation's customers' facilities have been recorded as a separate component in the consolidated income statements.  For the years ended December 31, 2014 and 2015, Hurricane Sandy disaster recoveries were $1.7 million and $4.9 million, respectively.

The Corporation has recovered certain losses associated with Hurricane Sandy from the insurance carrier, and settled both losses and the business interruption portion of its insurance claim during the year ended December 31, 2015.  The Corporation's settlement of covered losses was equal to $6.9 million for business interruption and $5.3 million for other losses.  After consideration of a $7.2 million advance by the insurance carrier, the Corporation received a final payment of $5.0 million. During the year ended December 31, 2015, the Corporation realized $4.9 million as income which is shown in the Hurricane Sandy disaster recoveries line item of the consolidated income statement for the year ended December 31, 2015.  The cash payment is shown on the consolidated cash flow statement in both operating and investing cash flows, recognizing the amounts that were reimbursed related to the fixed asset losses in investing activities.

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

Preferred Stock

The certificate of incorporation authorizes the issuance of an aggregate of 1,000,000 million shares of preferred stock. On August 25, 2011, the Board of Directors designated 175,000 shares of preferred stock as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"). As of December 31, 2016, there were no shares of preferred stock outstanding.

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

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of December 31, 2016.  Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The stock repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the year ended December 31, 2016, the Corporation repurchased no shares of common stock.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 140,031 shares of certain vested awards and exercise of certain stock options for an aggregate price of approximately $3.3 million during the year ended December 31, 2016. These shares have also been designated by the Corporation as treasury stock.

As of December 31, 2016, the Corporation had a total of 2,916,906 shares held as treasury stock.

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

As of December 31, 2016, total shares available for grants of stock-based awards pursuant to the Omnibus Plan were 1,530,617 shares.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10—COMMON STOCK, PREFERRED STOCK, TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS (Continued)

Stock-Based Compensation Expense

The following is a summary of stock-based compensation incurred by the Corporation (dollars in millions, except per share amounts):

	2014	2015	2016
Stock option compensation expense	$0.6	$0.1	$-
Nonvested stock compensation expense	6.8	7.5	6.5
Total Stock Compensation Expense	$7.4	$7.6	$6.5

    As of December 31, 2016, there was $10.2 million of total unrecognized compensation cost related to the Corporation's stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Option Activity

The Corporation did not issue stock options during the years ended December 31, 2015 or December 31, 2016.

The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding options at December 31, 2015	639,145	$14.34	2.1 years	$14.6
Exercised	(106,956)	15.00
Canceled	(116,208)	15.19
Expired	(2,635)	13.60
Outstanding options at December 31, 2016	413,346	$13.99	0.8 years	$4.6
Exercisable options at December 31, 2016	413,346	$13.99	0.8 years	$4.6

The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2015 and 2016 was $1.6 million, $1.3 million, and $1.6 million, respectively. Cash received from stock option exercises during the year ended December 31, 2016 was $0.2 million. The total fair value of options vested for the years ended December 31, 2014, 2015 and 2016 was $0.9 million, $0.4 million, and $1.5 million, respectively. The Corporation fully recognized stock-based compensation expense for all stock options awarded.

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2015	901,159	$22.26
Granted - Restricted Stock Units	253,625	20.69
Granted - Performance Share Units	212,289	20.00
Forfeited	(36,827)	22.77
Vested	(361,412)	18.78
Outstanding shares at December 31, 2016	968,834	$22.63

The total fair value of shares vested for the years ended December 31, 2014, 2015 and 2016 was $6.0 million, $5.9 million, and $6.8 million, respectively. The weighted average remaining term and intrinsic value of nonvested shares at December 31, 2016 was 1.1 years and $24.4 million, respectively. The Corporation expects to recognize stock based compensation expense of $10.2 million for nonvested shares over a weighted average period of approximately 1.1 years.

Based upon the achievement of the performance criteria at the end of the performance cycle for the performance share units issued to date, the Corporation may issue no shares or a maximum of 724,682 shares.

401(k) Plan

The Corporation sponsors a salary reduction plan qualified under Section 401(k) of the Internal Revenue Code with a safe harbor matching contribution for all eligible employees, as defined in the plan document. Contributions to the plan are based upon employee contributions and the Corporation's matching contributions. For the years ended December 31, 2014, 2015, and 2016, the Corporation's matching contributions to the plan were $5.8 million, $6.3 million, and $6.7 million, respectively.

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

As of December 31, 2015 and 2016, the Corporation had $8.2 million and $8.8 million, respectively, recognized as a long-term liability related to the deferred compensation plans in the accompanying consolidated balance sheets. Deferred compensation expense was $0.7 million, $0.2 million and $0.5 million for the years ended December 31, 2014, 2015 and 2016, respectively.

NOTE 11—INCOME TAXES

The provision for income taxes is based upon the Corporation's annual income or loss before income taxes for each respective accounting period. The following table summarizes the Corporation's provision for income taxes for the periods presented (dollars in millions):

	2014	2015	2016
Current provision (benefit):
Federal	$10.4	$6.7	$(1.7)
State	1.3	1.4	-
Total	11.7	8.1	(1.7)
Deferred provision (benefit):
Federal	(2.1)	5.1	10.1
State	(0.2)	(1.1)	(1.1)
Total	(2.3)	4.0	9.0
Total provision for income taxes	$9.4	$12.1	$7.3

A reconciliation of the U.S. statutory rate to the Corporation's effective tax rate is as follows for the years ended December 31:

	2014	2015	2016
U.S. statutory rate applied to pretax income	35.0%	35.0%	35.0%
Differential arising from:
State taxes	5.1	3.2	2.7
Non-deductible legal expenses	31.3	3.3	-
Deductible legal expenses	-	(19.4)	-
Domestic Production Activities Deduction	(7.1)	(1.0)	-
Stock compensation	-	-	(3.4)
162(m) compensation	1.2	1.9	2.0
Valuation allowances	0.2	(0.6)	(3.9)
Federal and state tax true-ups	(8.2)	0.9	(7.1)
Research and development credits	(1.5)	(0.6)	(0.9)
Other	2.0	3.0	1.0
Effective tax rate	58.0%	25.7%	25.4%

    The effective tax rate in 2014 is higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and non-deductible legal expenses.  Conversely, the effective tax rate in 2015 is lower than the federal statutory rate largely as a result of the impact of deductible legal expenses.  The effective tax rate in 2016 is lower than the federal statutory rate largely as a result of the impact of a partial release of the valuation allowance, federal and state tax provision-to-tax return adjustments driven by the deductibility of certain legal expenses, and the early adoption of ASU 2016-09 with regard to excess tax benefits for stock compensation.

The overall effective tax rate stayed relatively consistent from 2015 to 2016.  During 2015, the deductibility of legal expenses is the primary driver of this decrease from the federal statutory rate.  The deductible legal expenses relate to settlements entered into with the Department of Justice.  In 2015, the settlement process was completed and the Corporation concluded the expenses were deductible.  Excluding the impact of the legal expenses, non-recurring items, and other discrete items, the provision for income taxes as a percentage of pre-tax income for 2015 would have been 37.0%.  The Corporation is expecting a taxable loss for the 2016 year driven by lower amounts of pre-tax book income and favorable timing items which negatively impact the domestic production activities deduction.  In addition, there is a partial valuation allowance release on certain state net operating losses which favorably impact the 2016 effective tax rate.  The 2016 effective rate was also favorably impacted by the federal and state tax provision-to-return adjustments which reflected additional amounts of deductible legal settlement payments.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11—INCOME TAXES (Continued)

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The tax basis of the Corporation's tax deductible goodwill was approximately $171.1 million and $162.7 million at December 31, 2015 and 2016, respectively.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets, the future tax benefits from net operating and capital loss carryforwards. As of December 31, 2016, the Corporation had federal net operating loss carryforwards of $32.9 million ($11.5 million deferred tax asset).  These net operating loss carryforwards resulted from the stock acquisitions the Corporation completed in 2013 and 2014.  These net operating losses are subject to limitations under Internal Revenue Code Section 382.  However, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  The deferred tax asset for state net operating loss carryforwards was $6.4 million, net of federal tax impact and valuation allowances. The deferred tax asset for state net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

As a result of a corporate restructuring that was implemented on January 1, 2014, separate company state taxable income was significantly reduced.  This reduction in separate company state taxable income impacted the Corporation's analysis of the realizability of separate company net operating loss carryforwards.  A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the Corporation's analysis of the impact of the corporate restructuring, a valuation allowance on the separate company state net operating loss carryforwards was recorded.  The deferred tax asset for state net operating loss carryforwards totaled $4.1 million and $6.4 million at December 31, 2015 and 2016, respectively, net of valuation allowances of $3.8 million and $2.6 million, respectively.

The Corporation recognized net deferred tax assets totaling $21.1 million and $9.2 million at December 31, 2015 and 2016, respectively, net of valuation allowances of $3.8 million and $2.6 million, respectively.

Current deferred income taxes consisted of (dollars in millions):

	December 31, 2015		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$7.5	$-	$6.7	$-
Allowance for doubtful accounts	18.4	-	13.1	-
Net operating losses	-	-	4.2	-
Other	19.0	0.8	14.0	0.9
Valuation allowance	(2.3)	-	(1.4)	-
Total current deferred taxes	$42.6	$0.8	$36.6	$0.9
Current deferred taxes, net		$41.8		$35.7

Noncurrent deferred income taxes consisted of (dollars in millions):

	December 31, 2015		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$-	$13.1	$-	$15.3
Stock-based compensation	4.8	-	4.2	-
Goodwill and intangibles	-	33.9	-	40.6
Net operating losses	15.2	-	16.4	-
Other	9.7	1.9	11.9	1.9
Valuation allowances	(1.5)	-	(1.2)	-
Total noncurrent deferred taxes	$28.2	$48.9	$31.3	$57.8
Noncurrent deferred taxes, net		$20.7		$26.5

As of December 31, 2015 and December 31, 2016, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits at December 31, 2016 that, if recognized, would affect the tax rate.

It is the Corporation's policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2016, the Corporation had no accrued interest or penalties related to uncertain tax positions.

The federal statute of limitations remains open for tax years 2013 through 2015. The Corporation has not been notified of any IRS tax audits.

State tax jurisdictions generally have statutes of limitations ranging from three to five years. The Corporation is no longer subject to state and local income tax examinations by tax authorities for years before 2011. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification of IRS settlement to the states. The Corporation is currently under exam by New York and Oregon.  Additionally, one of the Corporation's subsidiaries is currently under exam by the state of Tennessee.  The Corporation has not been notified of any other upcoming federal or state or local income tax examinations.

PHARMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation using the treasury share method of basic and diluted earnings per share (dollars in millions, except per share amounts):

	2014	2015	2016
Numerator:
Numerator for basic and earnings per diluted share - net income	$6.8	$35.1	$21.6
Denominator:
Denominator for basic earnings per share - weighted average shares	29,983,428	30,363,588	30,695,411
Effect of dilutive securities (stock options, restricted stock units and performance share units)	665,703	403,778	462,425
Denominator for earnings per diluted share - adjusted weighted average shares	30,649,131	30,767,366	31,157,836
Basic earnings per share	$0.23	$1.16	$0.70
Earnings per diluted share	$0.22	$1.14	$0.69
Unexercised employee stock options, unvested restricted shares and performance shares excluded from the effect of dilutive securities above (a)	340,291	291,679	302,992

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

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Revenue	$511.6	$497.5	$498.8	$520.6	$524.5	$519.6	$512.6	$534.4
Cost of goods sold	423.0	416.3	420.2	433.9	442.5	437.8	434.1	450.7
Gross profit	$88.6	$81.2	$78.6	$86.7	$82.0	$81.8	$78.5	$83.7
Operating income	$16.8	$8.5	$8.5	$20.0	$7.9	$7.5	$12.0	$11.0
Net income	$9.6	$2.3	$3.0	$20.2	$4.1	$2.5	$7.3	$7.7

Earnings per share:
Basic	$0.32	$0.08	$0.10	$0.66	$0.13	$0.08	$0.24	$0.25
Diluted	$0.31	$0.07	$0.10	$0.66	$0.13	$0.08	$0.23	$0.25

Shares used in computing earnings per share:
Basic	30.2	30.4	30.4	30.4	30.5	30.7	30.8	30.8
Diluted	30.7	30.8	30.9	31.0	30.9	31.0	31.1	31.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, because of the material weakness in our internal control over financial reporting described below. We are developing a remediation plan for this material weakness, which is described below.
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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis.  A deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria set forth in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).

   Management's evaluation of the effectiveness of our internal control over financial reporting determined that the Corporation's internal control over financial reporting was not effective as of December 31, 2016 because of the material weakness described below.
   The Corporation did not have effective controls over the completeness, existence, accuracy and valuation of the allowance for doubtful accounts for accounts receivable within the institutional pharmacy operating segment.  This control deficiency resulted because management did not have a sufficient understanding of the required design elements for an effective management review control to address the assessed risks of material misstatements. In addition, the deficiency resulted because the Corporation did not have effective monitoring activities in place to determine the effective design and operation of internal controls over the allowance for doubtful accounts.
   The control deficiency described above resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended December 31, 2016.  However, the control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in the Corporation's internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.
   The corporation has excluded the 2016 Acquisitions from its assessment of internal control over financial reporting as of December 31, 2016 as permitted by SEC guidance. The total assets and total revenues of the 2016 Acquisitions represent approximately 1.4% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
   KPMG LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an adverse report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2016.  This report appears in Item 8 of this Form 10-K.
Management's Remediation Plan
Management has been actively engaged in developing remediation plans to address the above material weakness.  We will review our financial reporting processes and internal controls and written policies and procedures over the allowance for doubtful accounts.  Further, management will provide additional training regarding the required design elements for effective management review controls and monitoring activities to address the assessed risks of material misstatements as well as evidence standards for documenting the design and operating effectiveness of internal control over financial reporting.

Management is actively engaged in improving the efficiency and effectiveness of our internal control over financial reporting and as a part of this we plan to perform a review of internal control over financial reporting across the organization to ensure that all aspects of the COSO 2013 Framework are appropriately addressed.

Management is in the process of preparing a detailed plan and timetable for the implementation of the forgoing remediation effort. We will test the ongoing design and operating effectiveness of the new or remediated controls subsequent to implementation or remediation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Other than the control deficiencies identified and assessed as a material weakness (described above) during the quarter ended December 31, 2016, there have been no changes in the Corporation's internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.
Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Corporation's definitive proxy statement to be filed no later than 120 days after December 31, 2016. We refer to this proxy statement as the 2017 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Corporation's 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Corporation's 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from the Corporation's 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated herein by reference from the Corporation's 2017 Proxy Statement.

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

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Amended and Restated By-Laws of the Registrant, as amended (16)

3.3	Series A Junior Participating Preferred Stock Certificate of Designation (13)

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock (11)

4.1	Specimen Common Stock Certificate of the Registrant (14)

10.1	Form CEO Stock Option Award Agreement (3) †

10.2	Form Non-Qualified Stock Option Award Agreement (3) †

10.3	Employment Agreement dated July 31, 2007 between Robert McKay and PharMerica Corporation (1) †

10.4	Employment Agreement dated August 17, 2007 between Thomas Caneris and PharMerica Corporation (1) †

10.5	Form Director Non-Qualified Stock Option Award Agreement (1) †

10.6	Form of Substitution NQSO Agreement for AmerisourceBergen 2001 Grants (1) †

10.7	Form of Substitution NQSO Agreement for AmerisourceBergen 2002 Grants (1) †

10.8	Trademark License Agreement (2)

10.9	Form of Non-Qualified Stock Option Award Agreement (4) †

10.10	Form of Performance Share Award Agreement (adjusted EBITDA and adjusted EPS) (9) †

10.11	Form of Restricted Stock Unit Award Agreement (5) †

10.12	Amended and Restated PharMerica Corporation 2007 Omnibus Incentive Plan Adopted May 26, 2010 (6) †

10.13	PharMerica Corporation 2015 Omnibus Incentive Plan Adopted Effective April 29, 2015 (21) †

10.14	Form of Director Restricted Stock Unit Award Agreement (6) †

10.15	Employment Letter Agreement dated February 27, 2014 between Gregory S. Weishar and PharMerica Corporation (15) †

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

10.18	Prime Vendor Agreement, dated April 1, 2015, between PharMerica Corporation and Cardinal Health (19)

10.19	Credit Agreement dated September 17, 2014 among PharMerica Corporation, the Lenders named therein, and Bank of America, N.A., as Administrative Agent (18)

10.20	First Amendment to Credit Agreement, dated as of December 9, 2016, among PharMerica Corporation, the Lenders named therein, and Bank of America, N.A. as Administrative Agent*

10.21	Form of Indemnification Agreement (10)

10.22	Employment Agreement dated March 22, 2011 between Suresh Vishnubhatla and PharMerica Corporation (10) †

10.23	Employment Agreement, dated September 27, 2012, between PharMerica Corporation and Mark Lindemoen (12)

10.24	Summary of 2014 Long-Term Incentive Program (22) †

10.25	Summary of 2015 CEO Short-Term Incentive Program and 2015 Short-Term Incentive Program (19) †

10.26	Summary of 2015 Long-Term Incentive Program (19) †

10.27	Amended and Restated Employment Agreement, dated effective May 30, 2014, between PharMerica Corporation and David W. Froesel, Jr. (17)

10.28	Employment Agreement, dated November 10, 2012, between PharMerica Corporation and James D. Glynn (17)

10.29	Corporate Integrity Agreement, dated May 14, 2015, by and between PharMerica Corporation and the Office of Inspector General of the United States Department of Health and Human Services (20)

10.30	Memorandum of Agreement, dated May 14, 2015, by and between PharMerica Corporation and the United States Department of Justice, Drug Enforcement Administration (20)

10.31	Summary of 2016 CEO Short-Term Incentive Program and 2016 Short-Term Incentive Program (23) †

10.32	Summary of 2016 Long-Term Incentive Program (23) †

10.32	Employment Agreement, dated January 31, 2017, between PharMerica Corporation and Robert E. Dries †

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 31, 2007, and incorporated herein by reference.
(2)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.
(3)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by reference.
(4)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008, and incorporated herein by reference.
(5)	Filed with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 4, 2010, and incorporated herein by reference.
(6)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by reference.
(7)	Filed with the Corporation's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 25, 2011, and incorporated herein by reference.
(8)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2013, and incorporated herein by reference.
(9)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009, and incorporated herein by reference.
(10)	Filed with the Corporation's Schedule 14D-9 filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.
(11)	Filed with the Corporation's Current Report on Form 8-K file with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.
(12)	Filed with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2013, and incorporated herein by reference.
(13)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2011, and incorporated herein by reference.
(14)
Filed with Amendment No. 2 to the Corporation's Registration Statement on Form S-4/S-1 (Reg. No 333-142940) filed with the Securities and Exchange Commission on June 27, 2007, and incorporated herein by reference.

(15)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.
(16)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2014, and incorporated herein by reference.
(17)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.
(18)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.
(19)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015, and incorporated herein by reference.
(20)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015, and incorporated herein by reference.
(21)	Filed with the Corporation's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015, and incorporated herein by reference.
(22)	Filed with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015, and incorporated herein by reference.
(23)	Filed with the Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016, and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMERICA CORPORATION

Date: February 24, 2017	By:	/S/ GREGORY S. WEISHAR

Gregory S. Weishar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. WEISHAR	Chief Executive Officer and Director	February 24, 2017
(Gregory S. Weishar)

/S/ ROBERT E. DRIES	Executive Vice President, Chief Financial	February 24, 2017
(Robert E. Dries)	Officer and Treasurer

/S/ BERARD E. TOMASSETTI	Senior Vice President and Chief Accounting	February 24, 2017
(Berard E. Tomassetti)	Officer

/S/ FRANK E. COLLINS	Director	February 24, 2017
(Frank E. Collins)

/S/ W. ROBERT DAHL JR.	Director	February 24, 2017
(W. Robert Dahl Jr.)

/S/ MARJORIE W. DORR	Director	February 24, 2017
(Marjorie W. Dorr)

/S/ DR. THOMAS P. GERRITY	Director	February 24, 2017
(Dr. Thomas P. Gerrity)

/S/ THOMAS P. MAC MAHON	Director	February 24, 2017
(Thomas P. Mac Mahon)

/S/ GEOFFREY G. MEYERS	Director	February 24, 2017
(Geoffrey G. Meyers)

/S/ DR. ROBERT A. OAKLEY	Director	February 24, 2017
(Dr. Robert A. Oakley)

/S/ PATRICK G. LEPORE	Director	February 24, 2017
(Patrick G. LePore)

EXHIBIT INDEX

Exhibit No.	Description

10.20	First Amendment to Credit Agreement, dated as of December 9, 2016, among PharMerica Corporation, the Lenders named therein, and Bank of America, N.A. as Administrative Agent

10.32	Employment Agreement, dated January 31, 2017, between PharMerica Corporation and Robert E. Dries

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.