Form 10-Q
period 2017-03-31
PharMerica CORP
filed 2017-05-10
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 29, 2017
Common stock, $0.01 par value	31,094,535 shares

PHARMERICA CORPORATION
FORM 10-Q

Item. 1 Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2017
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended March 31,
	2016	2017
Revenues	$524.5	$566.8
Cost of goods sold	442.5	478.9
Gross profit	82.0	87.9
Selling, general and administrative expenses	57.0	63.5
Amortization expense	8.2	9.1
Merger, acquisition, integration costs and other charges	4.4	3.5
Settlement, litigation and other related charges	3.1	2.6
Restructuring and impairment charges	1.4	-
Operating income	7.9	9.2
Interest expense, net	3.0	3.7
Income before income taxes	4.9	5.5
Provision for income taxes	0.8	2.0
Net income	$4.1	$3.5

Earnings per common share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

Shares used in computing earnings per common share:
Basic	30,527,697	30,839,139
Diluted	30,917,192	31,198,782

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and March 31, 2017
(Unaudited)
(In millions, except share and per share amounts)

	December 31, 2016	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5.4	$15.4
Accounts receivable, net	235.4	247.8
Inventory	214.7	143.5
Income taxes receivable	4.7	5.0
Prepaids and other assets	56.5	57.1
	516.7	468.8

Equipment and leasehold improvements	250.9	258.9
Accumulated depreciation	(165.1)	(171.8)
	85.8	87.1

Goodwill	392.3	431.6
Intangible assets, net	187.6	179.9
Deferred tax assets, net	9.2	6.3
Other long-term assets (See Note 5)	81.4	78.6
	$1,273.0	$1,252.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107.1	$86.9
Salaries, wages and other compensation	32.5	34.0
Current portion of long-term debt	15.6	15.5
Other accrued liabilities	27.1	24.8
	182.3	161.2

Long-term debt	457.8	451.0
Other long-term liabilities	88.7	89.7
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2016 and March 31, 2017	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 33,698,269 and 34,104,288 shares issued as of December 31, 2016 and March 31, 2017, respectively	0.3	0.3
Capital in excess of par value	411.1	416.0
Retained earnings	173.7	177.2
Treasury stock at cost, 2,916,906 and 3,010,656 shares at December 31, 2016 and March 31, 2017, respectively	(40.9)	(43.1)
	544.2	550.4
	$1,273.0	$1,252.3

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2017
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2017
Cash flows provided by (used in) operating activities:
Net income	$4.1	$3.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.3	6.9
Amortization	8.2	9.1
Stock-based compensation and deferred compensation	1.4	2.5
Amortization of deferred financing fees	0.1	0.2
Deferred income taxes	3.1	2.9
Other	0.1	-
Change in operating assets and liabilities:
Accounts receivable, net	1.0	(5.3)
Inventory	34.9	73.6
Prepaids and other assets	(0.7)	2.3
Accounts payable	14.2	(25.8)
Salaries, wages and other compensation	(6.7)	1.5
Other accrued liabilities	2.2	1.1
Change in income taxes payable	(0.9)	(0.2)
Excess tax benefit from stock-based compensation	(1.0)	(0.1)
Net cash provided by operating activities	65.3	72.2

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(5.4)	(7.9)
Acquisitions, net of cash acquired	(6.7)	(48.2)
Net cash used in investing activities	(12.1)	(56.1)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(2.8)	(3.7)
Net activity of long-term revolving credit facility	(45.0)	(3.0)
Issuance of common stock	0.1	3.0
Treasury Stock, for employee taxes on stock awards	(3.0)	(2.2)
Repayments of capital lease obligations	(0.1)	(0.2)
Net cash used in financing activities	(50.8)	(6.1)

Change in cash and cash equivalents	2.4	10.0
Cash and cash equivalents at beginning of period	23.1	5.4

Cash and cash equivalents at end of period	$25.5	$15.4

Supplemental information:
Cash paid for interest	$2.6	$3.5
Cash paid for taxes	$-	$(0.4)

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2017
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2016	30,781,363	$0.3	$411.1	$173.7	$(40.9)	$544.2
Net income				3.5		3.5
Exercise of stock options and tax components of stock-based awards, net	178,550	-	3.2	-	-	3.2
Vested restricted stock units	153,040	-	(0.1)	-	-	(0.1)
Vested performance stock units	74,429	-	-	-	-	-
Treasury stock, for employees taxes on stock awards	(93,750)	-	-	-	(2.2)	(2.2)
Stock-based compensation - non-vested restricted stock	-	-	1.8	-	-	1.8
Balance at March 31, 2017	31,093,632	$0.3	$416.0	$177.2	$(43.1)	$550.4

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PharMerica Corporation together with its subsidiaries, (the "Corporation"), is a pharmacy services company that services healthcare facilities, provides pharmacy management services to hospitals, provides specialty infusion services to patients outside a hospital setting, and offers the only national oncology pharmacy in the United States. The Corporation is the second largest institutional pharmacy services company in the United States based on revenues and customer licensed beds under contract, operating  96 institutional pharmacies, 20 specialty home infusion pharmacies, and 5 specialty oncology pharmacies in 45 states.  The Corporation's customers are institutional healthcare providers, such as skilled nursing facilities, assisted living facilities, hospitals, individuals receiving in-home care and patients with cancer.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Corporation and related footnotes for the year ended December 31, 2016, included in the Corporation's Annual Report on Form 10-K. The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liabilities recorded at fair value at December 31, 2016 and March 31, 2017 are set forth in the tables below (dollars in millions):

As of December 31, 2016	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.8)	$-	$(8.8)	$-		A
Contingent Considerations	(8.1)	-	-	(8.1)		C
Mandatorily Redeemable Interest	(4.0)	-	-	(4.0)		C

As of March 31, 2017	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(9.3)	$-	$(9.3)	$-		A
Contingent Considerations	(4.2)	-	-	(4.2)		C
Mandatorily Redeemable Interest	(4.0)	-	-	(4.0)		C

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

The contingent consideration represents future earn-outs associated with certain of the Corporation's acquisitions made in 2015 and 2016. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement.  These liabilities are classified as other long-term liabilities in the accompanying condensed consolidated balance sheets.

The mandatorily redeemable interest represents a future obligation associated with the Corporation's acquisition of a specialty pharmacy business, OncoMed Specialty, LLC ("Onco") in which the Corporation made its initial purchase of interests on December 6, 2013 and its purchase of additional interests in December 2016. The mandatorily redeemable interest is classified as a long-term liability and measured at fair value. The fair value was derived using the income approach with unobservable inputs, which included a future gross profit forecast and present value assumptions, and there was little or no market data.  The Corporation assessed and adjusted the mandatorily redeemable interest liability to estimated fair value at December 31, 2016.  This liability is classified as other long-term liabilities in the accompanying condensed consolidated balance sheets.

For the year ended December 31, 2016 and the three months ended March 31, 2017, there were no transfers between the valuation hierarchy Levels 1, 2, and 3. The following table summarizes the change in fair value of the Corporation's contingent consideration and mandatorily redeemable interest identified as Level 3 for the year ended December 31, 2016 and the three months ended March 31, 2017 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2015	$11.5	$5.8
Additions from business acquisitions	1.4	-
Contingent consideration payment	(3.9)	-
Change in fair value	(0.9)	(1.8)
Balance at December 31, 2016	8.1	4.0
Contingent consideration payment	(3.9)	-
Balance, March 31, 2017	$4.2	$4.0

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

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31,	March 31,
	2016	2017
Institutional healthcare providers	$138.2	$143.7
Medicare Part D	42.5	44.5
Private payer and other	28.1	26.2
Insured	38.7	44.4
Medicaid	15.6	19.4
Medicare	3.4	2.5
Allowance for doubtful accounts	(31.1)*	(32.9)
	$235.4	$247.8

0 to 60 days	62.9%	63.5%
61 to 120 days	15.7%	14.5%
Over 120 days	21.4%	22.0%
	100.0%	100.0%

* The Corporation reclassified $2.5 million of the allowance to other long-term assets on the condensed consolidated balance sheet as certain related receivables were reclassified as of December 31, 2016.

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges Included in Selling, General & Administrative Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2016	$49.3	$6.3	$(24.5)	$31.1
Three Months Ended March 31, 2017	$31.1	$3.9	$(2.1)	$32.9

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

Mandatorily Redeemable Interest

On December 6, 2013, the Corporation acquired 37.5% of the membership interests of Onco while also obtaining control of the business.  Following the Corporation's exercise of its rights to purchase additional interests of Onco in December 2016, the Corporation owns an aggregate of  81.5% of the membership interests of Onco as of March 31, 2017. The subsidiary is consolidated in the Corporation's condensed consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases", which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. The Corporation is still evaluating the effect that this guidance will have on its condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Corporation beginning with annual and interim periods in 2017, with early adoption permitted. The Corporation adopted this ASU beginning January 1, 2017. The Corporation no longer presents a current deferred tax asset and a noncurrent deferred tax liability, instead those amounts are combined to a net noncurrent deferred tax asset on its condensed consolidated balance sheets as of December 31, 2016 and March 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14,  which delayed the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations" which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Corporation currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Corporation currently anticipates adopting the standard using the modified retrospective method. Since the Corporation is still in the process of completing its analysis on the impact this guidance will have on its condensed consolidated financial statements and related disclosures, the Corporation is not able to determine if it will have a  material impact on its condensed consolidated financial statements.

NOTE 2—ACQUISITIONS

2017 Acquisitions

During the three months ended March 31, 2017, the Corporation completed the acquisition of  one infusion business and one specialty and oncology business (collectively the "2017 Acquisitions"), neither of which were individually significant to the Corporation. The 2017 Acquisitions had an estimated purchase price of $44.0 million. The Corporation has not yet completed the purchase price allocation related to these acquisitions. The preliminary amount of goodwill and identifiable intangibles related to these transactions is estimated to be $40.4 million. Tax deductible goodwill associated with the acquisitions was $40.4 million as of March 31, 2017.  The net assets and operating results of the 2017 Acquisitions have been included in the Corporation's condensed consolidated financial statements from the respective dates of acquisition.

2016 Acquisitions

During the year ended December 31, 2016, the Corporation completed acquisitions of four long-term care businesses and two infusion business (collectively the "2016 Acquisitions"), none of which were individually significant to the Corporation. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $20.1 million and $30.6 million, respectively. The Corporation believes the resulting amount of goodwill reflects the synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2016 Acquisitions was $11.4 million as of March 31, 2017.  The net assets and operating results of the 2016 Acquisitions have been included in the Corporation's condensed consolidated financial statements from the respective dates of acquisition.

Pro forma financial statements are not presented on the 2017 and 2016 Acquisitions as the results are not material to the Corporation's condensed consolidated financial statements.

Other

For the three months ended March 31, 2016 and 2017, the Corporation incurred $4.3 million and $3.6 million, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2016 and March 31, 2017 the carrying amount of goodwill was $392.3 million and $431.6 million, respectively.

The following table presents the components of the Corporation's finite lived intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2016	Additions	Balance at March 31, 2017
Customer relationships	$245.7	$1.4	$247.1
Trade name	64.0	-	64.0
Non-compete agreements	22.2	-	22.2
Sub Total	331.9	1.4	333.3
Accumulated amortization	(144.3)	(9.1)	(153.4)
Net intangible assets	$187.6	$(7.7)	$179.9

Amortization expense relating to finite-lived intangible assets was $8.2 million and $9.1 million for the three months ended March 31, 2016 and 2017, respectively.

NOTE 4—CREDIT AGREEMENT

On December 9, 2016, the Corporation entered into a First Amendment ("Amendment") to its existing Credit Agreement previously entered into in September 2014 by and among the Corporation, the lenders named therein (the "Lenders"), Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and U.S. Bank, National Association, Citibank, N.A., MUFG Union Bank, N.A., BBVA Compass Bank and SunTrust Bank as co-documentation agents (collectively, the "Credit Agreement").  The Credit Agreement originally consisted of a $225.0 million term loan facility and a $310.0 million revolving credit facility. Pursuant to the Amendment, among other things, (a) the revolving commitments to the revolving credit facility were increased to  $370.0 million, (b) an additional advance under the term loan was provided in an outstanding principal amount equal to $89.1 million which, when combined with the $210.9 million then outstanding under the term loan as of the date of the Amendment, equals $300.0 million outstanding under the term loan, (c) the amount by which commitments may be increased after the initial closing was increased from $190.0 million to $200.0 million, and (d) The Huntington National Bank was added as a new lender to the Credit Agreement.

As of March 31, 2017, $293.4 million was outstanding under the term loan facility and $173.5 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31, 2016	March 31, 2017
Term Debt - payable to lenders at LIBOR plus applicable margin (2.98% as of March 31, 2017), matures September 17, 2019	$297.2	$293.4
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (2.94% as of March 31, 2017), matures September 17, 2019	176.5	173.5
Deferred financing costs, net	(1.9)	(1.8)
Capital lease obligations	1.6	1.4
Total debt	473.4	466.5
Less: Current portion of long-term debt	15.6	15.5
Total long-term debt	$457.8	$451.0

 The Corporation's indebtedness has the following maturities as of March 31, 2017 (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Deferred Financing Costs	Capital Lease Obligations	Total Maturities
2017	$11.3	$-	$(0.6)	$0.4	$11.1
2018	15.0	-	(0.7)	0.4	14.7
2019	267.1	173.5	(0.5)	0.4	440.5
2020	-	-	-	0.2	0.2
2021	-	-	-	-	-
	$293.4	$173.5	$(1.8)	$1.4	$466.5

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of March 31, 2017 was $2.8 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $193.7 million as of March 31, 2017.

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

On November 20, 2013, the complaint filed against the Corporation by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island.  The complaint alleges that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and in violation of relevant state laws, and that as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case.   On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation filed a petition for certiorari with the U.S. Supreme Court on April 22, 2016 asking the Supreme Court to review the First Circuit's decision.  On June 27, 2016, the Supreme Court denied the petition.  Thereafter, on June 28, 2016, the case was returned to the District Court through the issuance by the First Circuit of its Mandate.  Subsequently, the relator passed away.  The relator filed a motion to substitute the personal representative of the relator's estate as the plaintiff in the case, which was granted on January 23, 2017.  The  relator also filed a motion for leave to file a third amended complaint.  The Corporation filed its opposition to that motion on March 6, 2017 on grounds that amendment of the complaint would be futile because the relator is barred by two provisions of the FCA from proceeding in the action.  On March 23, 2017, the relator moved to strike the Corporation's opposition and to defer further briefing of the motion for leave to amend pending discovery.  The Corporation filed its opposition on April 10, 2017, and the relator filed his reply thereto on April 20, 2017.  The relator has until May 15, 2017 to file a reply in support of his motion for leave to amend. The Corporation intends to continue to defend the case vigorously.

On September 10, 2014, the Corporation filed a Complaint in Jefferson Circuit Court in Louisville, Kentucky against AmerisourceBergen Drug Corporation ("ABDC") for failure of ABDC to comply with certain pricing and rebate provisions of the Previous Prime Vendor Agreement ("Previous PVA").  The Corporation subsequently filed a First Amended Verified Complaint on September 26, 2014 and later filed Second and Third Amended Verified Complaints asserting additional breaches of the Previous PVA.

As a result of ABDC's failure to comply with certain pricing and rebate provisions, the Corporation had recorded a receivable of $40.8 million related to these disputes at December 31, 2014.  Separately, as of December 31, 2014, the Corporation had recorded $12.2 million for additional rebates owing from ABDC which at that time the Corporation believed were not in dispute and had previously been paid by ABDC in all the prior quarters.  These receivables totaled $53.0 million and were included in prepaids and other assets in the consolidated balance sheet as of December 31, 2014.  During the period of January 1, 2015 through March 31, 2015, an additional $19.3 million, net of payments received, of certain rebates and guarantees owed by ABDC under the Previous PVA were recognized, which brought the total gross receivable to $72.3 million at December 31, 2015.

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

On April 1, 2016, the Jefferson Circuit Court ruled that the Corporation could not set-off payment of the amounts that ABDC owed the Corporation against amounts that ABDC had invoiced the Corporation.  Instead the Corporation must first pay ABDC and continue the litigation against ABDC to collect any amounts owed to the Corporation by ABDC upon the conclusion of the entire lawsuit. As a result, the Corporation owes approximately $48.9 million of payments for drug purchases in the first quarter of 2015.  The Corporation has continued the litigation in the Jefferson Circuit Court against ABDC. On April 11, 2016, the Corporation filed a Motion to Alter and Amend the April 1, 2016 order of the Jefferson Circuit Court asking the judge to reconsider the final and appealable aspect of the order.  On August 8, 2016, the Jefferson County Circuit Court issued an order that granted the Corporation's April 11, 2016 Motion to Alter and Amend the Judgment entered on April 1, 2016.  The Court granted the Corporation's motion to remove the final and appealable designation from the April 1, 2016 order; therefore, the Corporation does not presently have to post a bond, pay ABDC post-judgment interest, or appeal the order to the Kentucky Court of Appeals for further relief.  The Jefferson Circuit Court's ruling on the right to set-off does not in any way adversely affect the Corporation's claims against ABDC and the Corporation's ability to pursue all of its claims against ABDC in the Jefferson Circuit Court.

Amounts owed to and from ABDC were previously offset resulting in a net receivable of $23.4 million from ABDC in the consolidated balance sheet at December 31, 2015 classified as an other long-term asset. As a result of the ruling on the right to set-off during the first quarter of 2016, the Corporation recorded amounts related to this matter on a gross basis resulting in a  receivable from ABDC to $72.3 million and the payable to $48.9 million. Accordingly, the $72.3 million receivable from ABDC is reflected in other long-term assets and the $48.9 million payable is reflected in other long-term liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2017.

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

 In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At March 31, 2017, the Corporation had accrued approximately $18.3 million related to the pending and settled legal actions and investigations included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $4.4 million and $3.5 million for the three months ended March 31, 2016 and 2017, respectively.  These costs primarily relate to costs incurred prior to an acquisition such as professional advisory fees and the costs associated with integrating completed acquisitions into our business, such as IT transition and facility related costs.

NOTE 7—RESTRUCTURING COSTS AND OTHER CHARGES

The Corporation recorded restructuring costs and other related charges of $1.4 million for the three months ended March 31, 2016 and no similar charges during the three months ended March 31, 2017, respectively.  The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):
	Balance at December 31, 2016	Accrual	Utilized Amounts	Balance at March 31, 2017
Employee Severance and related costs	$0.2	$-	$(0.1)	$0.1
Facility costs	0.4	-	-	0.4
	$0.6	$-	$(0.1)	$0.5

    The liability at March 31, 2017 represents amounts not yet paid relating to actions taken in connection with the restructuring plan (primarily lease payments and severance costs).

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8—TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million has been used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of March 31, 2017. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2017, the Corporation repurchased no shares of common stock under this program.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for tax withholding purposes and to cover option exercise costs. The Corporation redeemed 93,750 shares from the vesting of certain awards and exercise of certain stock options, for an aggregate price of approximately $2.2 million during the three months ended March 31, 2017. These shares have also been designated by the Corporation as treasury stock.

Stock Option Activity

Stock options were not granted to officers and employees during the three months ended March 31, 2017. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2016	413,346	$13.99	0.8 years	$4.6
Exercised	(178,550)	18.04
Expired	(4,426)	16.66
Outstanding shares at March 31, 2017	230,370	$10.81	1.0 years	$2.9
Exercisable at March 31, 2017	230,370	$10.81	1.0 years	$2.9

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2016	968,834	$22.63
Granted - Restricted Stock Units	185,993	23.74
Granted - Performance Share Units	185,993	23.74
Forfeited	(92,497)	24.39
Vested	(227,469)	23.99
Outstanding shares at March 31, 2017	1,020,854	$22.57

The weighted average remaining term and intrinsic value of non-vested shares as of March 31, 2017 was 1.9 years and $23.9 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2016	2017
Provision for income taxes	$0.8	$2.0
Total provision as a percentage of pre-tax income	16.3%	36.2%

The increase in our provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 period was due to increases in pre-tax income as well as a decrease in excess tax benefits of equity compensation of approximately $0.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The forecasted annual effective tax rates of 37.6% and 36.8% for the three months ended March 31, 2017 and comparable 2016 period, respectively, are higher than the federal statutory rate largely as a result of the combined impact of state and local taxes and various non-deductible expenses.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The net tax basis of the Corporation's tax deductible goodwill was approximately $162.7 million and $200.0 million at December 31, 2016 and March 31, 2017, respectively.  The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of March 31, 2017, the Corporation had $15.1 million ($5.3 million tax benefit) of federal net operating loss carryforwards available. These net operating loss carryforwards resulted from the stock acquisitions the Corporation completed in 2013 and 2014.  These net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382. However, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  The Corporation has state net operating loss carryforwards representing a tax benefit of $6.0 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $9.2 million and $6.3 million at December 31, 2016 and March 31, 2017, respectively, net of state valuation allowances of $3.8 million. Pursuant to Accounting Standards Update 2015-17, the Corporation has presented all deferred tax assets and liabilities as noncurrent on the accompany condensed consolidated balance sheets as of December 31, 2016 and March 31, 2017.

As of December 31, 2016 and March 31, 2017, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2017
Numerator:
Numerator for basic and earnings per diluted share - net income	$4.1	$3.5
Denominator:
Denominator for basic earnings per share - weighted average shares	30,527,697	30,839,139
Effect of dilutive securities (stock options, restricted stock units and performance share units)	389,495	359,643
Denominator for earnings per diluted share - adjusted weighted average shares	30,917,192	31,198,782
Basic earnings per share	$0.13	$0.11
Earnings per diluted share	$0.13	$0.11

There were no unexercised employee stock options, unvested restricted shares or performance shares that have not yet met performance conditions included in the computation of diluted earnings per share because to do so would be anti-dilutive for the periods presented.

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

•	the effects on the Corporation's results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;
•	the potential impact of the litigation proceedings with ABDC regarding the Previous PVA;
•	the Corporation's ability to comply with the terms of its Memorandum of Agreement with the DEA and the various Corporate Integrity Agreements with the OIG to which it is subject;
•	the Corporation's ability to collect outstanding receivables;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
•
other factors, risks and uncertainties referenced in the Corporation's filings with the Commission, including the "Risk Factors" set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE CORPORATION'S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016 AND IN OTHER REPORTS FILED WITH THE SEC BY THE CORPORATION.

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2017, reflect the financial position, results of operations, and cash flows of the Corporation.

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

Suppliers/Inventory

We obtain pharmaceutical and other products from Cardinal Health ("Cardinal Health") and other contracts negotiated directly with pharmaceutical manufacturers for discounted prices.  The Corporation entered into a Prime Vendor Agreement with Cardinal Health effective April 1, 2015 ("Cardinal Health PVA").  The initial term of the agreement is through June 30, 2018 and contains one year automatic renewal provisions.  The Cardinal Health PVA requires the Corporation to purchase certain levels of brand and non-injectable generic drugs from Cardinal Health.  The Cardinal Health PVA provides flexibility for the Corporation to contract with other suppliers.  Under the agreement, the Corporation is entitled to certain rebates based on drug purchases.  The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable or if available are significantly more expensive.

We seek to maintain an on-site inventory of pharmaceuticals and supplies to ensure prompt delivery to our customers.  Cardinal Health maintains local distribution facilities in most major geographic markets in which we operate.  In addition, we supply many of our pharmacies with select products from a distribution center operated by a third-party logistics company.

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2017 through 2020:

2017	2018	2019	2020
Vytorin (Q2)	Sensipar (Q1)*	Ranexa (Q1)*	Viagra (Q3)
ProAir (Q2)	Zytiga (Q1)	Lyrica (Q2)*
Strattera (Q2)	Invanz (Q4)	Vesicare (Q2)*
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

In a February 12, 2015 Final Rule entitled "Medicare Program: Contract Year 2016 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS finalized a regulation, effective January 1, 2016, prohibiting financial arrangements that penalize more efficient long-term care dispensing techniques (e.g., dispensing a 3 day supply over a 14 day supply) through pro-rated dispensing fees based on a day's supply or quantity dispensed. CMS also finalized a requirement that, effective January 1, 2016, any differences in payment methodologies among long-term care pharmacies incentivize more efficient dispensing techniques. The Corporation has implemented these regulations in its operations and has amended its contracts with the Part D Plans so that there has been no material impact to the business, results of operations, or liquidity.

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

CareMed CIA

In connection with the acquisition of Sorkin's Rx Ltd. (d/b/a CareMed Pharmaceutical Services, Inc. and/or CareMed Specialty Pharmacy, Inc., and hereinafter referred to as "CareMed"), in March 2017, the Corporation notified the OIG that it would be accepting the terms of the five-year Corporate Integrity Agreement that CareMed entered into with the OIG in December 2014 ("CareMed CIA").  CareMed entered into the CareMed CIA as part of settling a FCA lawsuit alleging that CareMed had made false statements in connection with prior authorization procedures, had allegedly re-stocked and re-sold products without issuing credits back to payors for payments already made, and had allegedly submitted false claims for refills that were not delivered to beneficiaries.  The CareMed CIA is limited to the CareMed entities and does not apply to the remainder of the Corporation.

The CareMed CIA requires CareMed, among other things, to: maintain a compliance program in accordance with several specified elements; engage an independent review organization to conduct certain claim and restocking reviews; create internal risk assessments and work plans; screen for ineligible persons; notify the OIG of government investigations; repay overpayments in specified timeframes; notify the OIG of certain Reportable Events; and make certifications of compliance.
If CareMed fails to comply with the terms of the CareMed CIA, it may be required to pay certain monetary penalties. Furthermore, if CareMed commits a material breach of the CareMed CIA, the OIG may exclude CareMed from participating in federal healthcare programs.  Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse impact on our financial condition, results of operations and business prospects.

21st Century Cures Act

The 21st Century Cures Act ("Cures Act"), enacted in December 2016, among other things implemented Average Sales Price ("ASP") pricing for Part B DME infusion drugs in January 2017 and delayed the start of any payments for the home infusion services necessary to administer these drugs until January 2021. The amount at which the services will be reimbursed in the future has not yet been determined by the United States Department of Health and Human Services. While several therapies are impacted by this change, the two most affected therapies of our specialty home infusion business are inotropic therapy for heart failure and subcutaneous immunoglobulin therapy for primary immunodeficiency diseases. Because of the delayed implementation of the reimbursement for home infusion therapy services and the unknowns with respect to the actual amount of reimbursement, the Corporation cannot determine the full impact of the Cures Act on the Corporation.  The change in presidential administrations has caused uncertainty regarding the implementation of the Cures Act, meaning that the full impact of this new law on the Corporation is uncertain. The Corporation will continue to analyze the effect of this law on its business and results of operations.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements is as follows (dollars in millions):

	2016*			2017
	Amount	% of Revenues		Amount	% of Revenues

First Quarter	$3.2	0.6%	First Quarter	$3.9	0.7%
Second Quarter	0.7	0.1	Second Quarter
Third Quarter	0.1	0.0	Third Quarter
Fourth Quarter	2.3	0.4	Fourth Quarter

    * Bad debt expense during the year ended December 31, 2016 was favorably impacted by approximately $5.6 million related to collections of certain previously reserved receivables under note agreements and the full settlement of a customer's trade receivable of which $3.2 million was reserved.

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2016	2017
First Quarter	34.7	37.9
Second Quarter	35.4
Third Quarter	37.4
Fourth Quarter	38.0

The following table shows our summarized aging categories by quarter based on date of service:

	2016				2017
	First	Second	Third	Fourth	First
0 to 60 days	63.5%	61.9%	61.0%	62.9%	63.5%
61 to 120 days	14.7	16.3	14.4	15.7	14.5
Over 120 days	21.8	21.8	24.6	21.4	22.0

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):
	2016					2017
	Allowance		Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$44.9		$244.4	18.4%	First Quarter	$32.9	$280.7	11.7%
Second Quarter	43.0		251.1	17.1
Third Quarter	39.9		255.3	15.6
Fourth Quarter	31.1	*	266.5	11.7

    * The Corporation reclassified $2.5 million of the allowance to other long-term assets on the condensed consolidated balance sheet as certain related receivables were reclassified as of December 31, 2016.

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

A summary of revenues by payer type follows (dollars in millions):
	Three Months Ended March 31,
	2016		2017
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$244.7	46.7%	$273.6	48.3%
Institutional healthcare providers	118.3	22.6	114.0	20.1
Medicaid	38.3	7.3	36.7	6.5
Private and other	19.1	3.6	18.7	3.3
Insured	78.3	14.9	99.6	17.6
Medicare	6.1	1.2	3.7	0.7
Hospital management fees	19.7	3.7	20.5	3.6
Total	$524.5	100.0%	$566.8	100.0%

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

As of December 31, 2016 and March 31, 2017, our inventories were $214.7 million and $143.5 million, respectively.

The inventory days on hand were as follows for the periods presented:
	2016	2017
First Quarter	24.4	26.6
Second Quarter	33.5
Third Quarter	25.2
Fourth Quarter	43.4

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill as of December 31, 2016 and March 31, 2017 was $392.3 million and $431.6 million, respectively.

The Corporation's policy is to perform a qualitative assessment of its reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, unless events or circumstances warrant the need to perform a quantitative assessment.  The Corporation performed the qualitative assessment of its institutional pharmacy and specialty oncology reporting units at December 31, 2016 and did not find it necessary to perform the first step of the two-step impairment analysis.  The Corporation  performed a quantitative assessment as of December 31, 2016 for its specialty infusion reporting unit.  At that time, the specialty infusion reporting unit's fair value as calculated was approximately 13.0% greater than book value.

There were no impairment triggering events during the three months ended March 31, 2017.

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

Results of Operations

The following table presents selected condensed consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription and per patient amounts, and prescriptions in thousands):

	Quarter Ended
	March 31, 2016		Increase (Decrease)		March 31, 2017
	Amount	% of Revenues			Amount	% of Revenues
Revenues	$524.5	100.0%	$42.3	8.1%	$566.8	100.0%
Cost of goods sold	442.5	84.4	36.4	8.2	478.9	84.5
Gross profit	$82.0	15.6%	$5.9	7.2%	$87.9	15.5%
Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	8,295		(411)	(5.0)%	7,884
Revenue per prescription dispensed	$63.23		$8.66	13.7%	$71.89
Gross profit per prescription dispensed	$9.89		$1.26	12.7%	$11.15
Gross profit margin	15.6%		(0.1)%	(0.6)%	15.5%
Generic dispensing rate	85.9%		(0.9)%	(1.0)%	85.0%

Revenues

Revenues increased $42.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which was driven by organic growth with the Corporation's specialty pharmacy businesses and the acquisitions of specialty and long-term care pharmacies partially offset by loss of volume in the long-term care pharmacy business. The increase of $42.3 million is comprised of a favorable rate variance of approximately $71.8 million or $8.66 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $29.5 million or 411,000 less prescriptions dispensed.  The revenue per prescription dispensed increase was due to the increased volume in the Corporation's specialty pharmacy businesses, which carry higher revenue per prescription dispensed, and branded drug inflation.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $87.9 million or $11.15 per prescription dispensed compared to $82.0 million or $9.89 per prescription dispensed for the three months ended March 31, 2016. The increase in gross profit was driven by increased revenues from the Corporation's specialty pharmacy businesses which carry a higher gross profit per prescription, and the Corporation's strategic purchasing strategies. Gross profit margin for the three months ended March 31, 2017 was 15.5% compared to 15.6% for the three months ended March 31, 2016. The decrease in gross profit margin was also driven by the growth in the Corporation's specialty pharmacy businesses which carry lower gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.5 million, or 11.2% of revenues, for the three months ended March 31, 2017 compared to $57.0 million, or 10.9% of revenues, for the three months ended March 31, 2016. The increase of $6.5 million was due primarily to labor costs and higher bad debt expense.

Depreciation and Amortization

Depreciation expense was $6.9 million for the three months ended March 31, 2017 as compared to $5.3 million for the three months ended March 31, 2016. Depreciation expense increased $1.6 million, due primarily to the higher overall capital expenditures in 2016, coupled with the depreciation expense associated with recent acquisitions.

Amortization expense was $9.1 million for the three months ended March 31, 2017 compared to $8.2 million for the three months ended March 31, 2016. The increase of $0.9 million was due primarily to the amortization expense recognized on intangibles acquired through the 2016 Acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $2.6 million for the three months ended March 31, 2017 compared to $3.1 million for the three months ended March 31, 2016. These costs relate to the Corporation's defense and settlement of certain governmental investigations and other litigation.

Restructuring and Impairment Charges

Restructuring and impairment charges were $1.4 million for the three months ended March 31, 2016. There were no similar charges in the three months ended March 31, 2017. These costs were part of the Corporation's restructuring and centralization initiative related to its specialty pharmacy business.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $3.5 million for the three months ended March 31, 2017 compared to $4.4 million for the three months ended March 31, 2016.

Interest Expense

Interest expense was $3.7 million for the three months ended March 31, 2017 compared to $3.0 million for the three months ended March 31, 2016. The increase was due to the increase in the outstanding term loan balance resulting from the December 9, 2016 Amendment and an increase in the revolving credit facility along with an increase in the interest rates in the first quarter of 2017 and fourth quarter of 2016.

Tax Provision
The Corporation's effective tax rate for the three months ended March 31, 2017 was 36.2%, comprised of the 35% federal statutory rate, 3.3% for the state rate, (0.7)% for permanent differences, and (1.4)% for discrete events.  Excluding the impact of discrete events and other nonrecurring items, the provision for income taxes as a percentage of pre-tax income would have been 37.4% and 36.7% for the three months ended March 31, 2017 and March 31, 2016 respectively.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2016	2017
Net cash provided by operating activities	$65.3	$72.2
Net cash used in investing activities	(12.1)	(56.1)
Net cash used in financing activities	(50.8)	(6.1)
Net change in cash and cash equivalents	2.4	10.0
Cash and cash equivalents at beginning of period	23.1	5.4
Cash and cash equivalents at end of period	$25.5	$15.4

Operating Activities – Cash provided by operating activities aggregated $72.2 million for the three months ended March 31, 2017 compared to $65.3 million for the three months ended March 31, 2016. The increase in cash provided by operating activities is primarily due to a decrease in inventory during the three months ended March 31, 2017 resulting from the Corporation's inventory purchasing strategies. The cash provided by inventories was partially offset by a decrease in accounts payable and an increase in accounts receivable.

Investing Activities – Cash used in investing activities aggregated $56.1 million for the three months ended March 31, 2017 compared to $12.1 million for the three months ended March 31, 2016. The increase in cash used in investing activities is due to  cash needed to complete acquisitions during the three months ended March 31, 2017 compared to 2016.

Financing Activities – Cash used in financing activities aggregated $6.1 million for the three months ended March 31, 2017 as compared to $50.8 million for the three months ended March 31, 2016. The decrease in cash used in financing activities is due primarily to the $45.0 million net payments made on the revolving credit facility in the first quarter of 2016 compared to $3.0 million net payments in the same period in 2017.

Credit Agreement

On December 9, 2016, the Corporation entered into a First Amendment ("Amendment") to its existing Credit Agreement previously entered into in September 2014 with Bank of America, N.A. as administrative agent (collectively, the "Credit Agreement"). The Credit Agreement originally consisted of a $225.0 million term loan facility and a $310.0 million revolving credit facility. Pursuant to the Amendment, among other things, (a) the revolving commitments to the revolving credit facility were increased to $370.0 million, (b) an additional advance under the term loan was provided in an outstanding principal amount equal to $89.1 million which, when combined with the $210.9 million then outstanding under the term loan as of the date of the Amendment, equals  $300.0 million outstanding under the term loan, (c) the amount by which commitments may be increased after the initial closing was increased from $190.0 million to $200.0 million, and (d) The Huntington National Bank was added as a new lender to the Credit Agreement.

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

The Corporation had a total of $293.4 million of term debt outstanding under the term loan and $173.5 million outstanding under the revolving portion of the Credit Agreement as of March 31, 2017. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of March 31, 2017 was $2.8 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $193.7 million as of March 31, 2017.

The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios.  The Corporation was compliant with all debt covenant requirements at March 31, 2017.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of March 31, 2017. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the three months ended March 31, 2017, the Corporation repurchased no shares of common stock, under this plan.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs. The Corporation redeemed 93,750 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $2.2 million during the three months ended March 31, 2017. These shares have also been designated by the Corporation as treasury stock.

As of March 31, 2017, the Corporation had a total of 3,010,656 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2016 and for the first quarter of 2017 (in millions, except where indicated):

	2016 Quarter				2017 Quarter
	First	Second	Third	Fourth	First
Revenues	$524.5	$519.6	$512.6	$534.4	$566.8
Cost of goods sold	442.5	437.8	434.1	450.7	478.9
Gross profit	82.0	81.8	78.5	83.7	87.9
Selling, general and administrative	57.0	55.7	53.1	54.8	63.5
Amortization expense	8.2	8.2	8.3	9.0	9.1
Merger, acquisition, integration costs, and other charges	4.4	4.4	5.3	6.7	3.5
Settlement, litigation and other related charges	3.1	4.9	(0.8)	2.4	2.6
Restructuring and impairment charges	1.4	1.1	0.6	(0.2)	-
Operating income	7.9	7.5	12.0	11.0	9.2
Interest expense, net	3.0	3.3	3.0	0.2	3.7
Income before income taxes	4.9	4.2	9.0	10.8	5.5
Provision for income taxes	0.8	1.7	1.7	3.1	2.0
Net income	$4.1	$2.5	$7.3	$7.7	$3.5

Earnings per share (1):
Basic	$0.13	$0.08	$0.24	$0.25	$0.11
Diluted	$0.13	$0.08	$0.23	$0.25	$0.11

Adjusted diluted earnings per share (1)(2):	$0.45	$0.47	$0.44	$0.58	$0.42

Shares used in computing earnings per share:
Basic	30.5	30.7	30.8	30.8	30.8
Diluted	30.9	31.0	31.1	31.2	31.2

Balance sheet data:
Cash and cash equivalents	$25.5	$27.4	$6.5	$5.4	$15.4
Working capital	$303.9	$325.8	$291.5	$334.4	$307.6
Goodwill	$372.1	$372.2	$388.1	$392.3	$431.6
Intangible assets, net	$182.1	$173.9	$171.4	$187.6	$179.9
Total assets	$1,166.6	$1,201.1	$1,157.5	$1,273.0	$1,252.3
Total debt	$377.6	$411.8	$390.5	$473.4	$466.5
Total stockholders' equity	$522.4	$526.9	$535.8	$544.2	$550.4

Supplemental information:
Adjusted EBITDA(2)	$30.3	$31.8	$31.5	$35.6	$31.3
Adjusted EBITDA Margin (2)	5.8%	6.1%	6.1%	6.7%	5.5%
Adjusted EBITDA per prescription dispensed (2)	$3.50	$3.87	$3.99	$4.53	$3.97
Net cash provided by (used in) operating activities	$65.3	$(24.1)	$39.1	$(49.5)	$72.2
Net cash used in investing activities	$(12.1)	$(8.1)	$(37.3)	$(34.2)	$(56.1)
Net cash (used in) provided by financing activities	$(50.8)	$34.1	$(22.7)	$82.6	$(6.1)

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands) (3)	8,295	7,868	7,520	7,616	7,884
Revenue per prescription dispensed	$63.23	$66.04	$68.16	$70.17	$71.89
Gross profit per prescription dispensed	$9.89	$10.40	$10.44	$10.99	$11.15
Gross profit margin	15.6%	15.7%	15.3%	15.7%	15.5%
Generic drug dispensing rate	85.9%	85.5%	84.7%	84.7%	85.0%
Inventory days on hand	24.4	33.5	25.2	43.4	26.6
Revenue days outstanding	34.7	35.4	37.4	38.0	37.9

(1)	The Corporation has never declared a cash dividend. Earnings per common share in actual cents.
(2)
See "Use of Non-GAAP Measures for Measuring Quarterly Results" for a definition and Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share, and for Reconciliation of Net Income to Adjusted EBITDA and Adjusted EBITDA Margin.

(3)     The Corporation has made certain adjustments to historical prescriptions dispensed.

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

The Corporation calculates and uses adjusted diluted earnings per share, which is exclusive of the impact of merger, acquisition, integration and other related charges, settlement, litigation costs and other charges, restructuring and impairment charges, amortization of intangible assets, and the tax impact of the adjustments on the tax provision ("the Excluded Items") as an indicator of its core operating results. The measurement is used in concert with net income and diluted earnings per share, which measure actual earnings per share generated in the period. The Corporation believes the exclusion of these charges in expressing earnings per share provides management with a useful measure to assess period to period comparability and is useful to investors in evaluating the Corporation's operating results from period to period. Adjusted diluted earnings per share after giving effect to the Excluded Items does not represent the amount that effectively accrues directly to stockholders (i.e., such costs are a reduction in earnings and stockholders' equity) and is not intended to represent or to be used as a substitute for diluted earnings per share as measured under U.S. GAAP. The Excluded Items are significant components of the accompanying condensed consolidated income statements and must be considered in performing a comprehensive assessment of overall financial performance. The following is a reconciliation of adjusted diluted earnings per share to the Corporation's U.S. GAAP earnings per diluted common share for the periods presented.

Unaudited Reconciliation of Net Income to Adjusted EBITDA (dollars in millions)

	2016 Quarters				2017 Quarter
	First	Second	Third	Fourth	First
Net income	$4.1	$2.5	$7.3	$7.7	$3.5
Add:
Interest expense, net	3.0	3.3	3.0	0.2	3.7
Provision for income taxes	0.8	1.7	1.7	3.1	2.0
Depreciation and amortization expense	13.5	13.9	14.4	15.7	16.0
EBITDA	21.4	21.4	26.4	26.7	25.2
Merger, acquisition, integration costs and other charges	4.4	4.4	5.3	6.7	3.5
Settlement, litigation and other related charges	3.1	4.9	(0.8)	2.4	2.6
Restructuring and impairment charges	1.4	1.1	0.6	(0.2)	-
Adjusted EBITDA	$30.3	$31.8	$31.5	$35.6	$31.3
Adjusted EBITDA Margin	5.8%	6.1%	6.1%	6.7%	5.5%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows (dollars in millions)

	2016 Quarters				2017 Quarter
	First	Second	Third	Fourth	First
Adjusted EBITDA	$30.3	$31.8	$31.5	$35.6	$31.3
Interest expense, net	(3.0)	(3.3)	(3.0)	(0.2)	(3.7)
Merger, acquisition, integration costs and other charges	(8.9)	(10.4)	(5.3)	(8.7)	(6.1)
Provision for bad debt	3.2	0.7	0.1	2.3	3.9
Amortization of deferred financing fees	0.1	0.2	0.1	0.2	0.2
Loss (gain) on disposition of equipment	-	-	0.1	(0.1)	-
Gain on acquisition	-	-	-	(0.6)	-
Provision for income taxes	(0.8)	(1.7)	(1.7)	(3.1)	(2.0)
Deferred income taxes	3.1	4.7	0.2	1.0	2.9
Changes in federal and state income tax payable (receivable)	(0.9)	(2.9)	6.9	4.1	(0.2)
Stock-based compensation and deferred compensation	1.4	2.7	2.2	0.6	2.5
Excess tax benefit from stock-based compensation	(1.0)	(0.2)	(0.1)	(0.1)	(0.1)
Changes in assets and liabilities	41.7	(45.7)	8.1	(80.6)	43.5
Other	0.1	-	-	0.1	-
Net Cash Flows Provided by (Used in) Operating Activities	$65.3	$(24.1)	$39.1	$(49.5)	$72.2

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2016 Quarters				2017 Quarter
	First	Second	Third	Fourth	First

Diluted earnings per share	$0.13	$0.08	$0.23	$0.25	$0.11
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.09	0.09	0.11	0.13	0.07
Settlement, litigation and other related charges	0.06	0.10	(0.02)	0.05	0.05
Restructuring and impairment charges	0.03	0.02	0.01	-	-
Amortization of intangible assets	0.17	0.17	0.17	0.18	0.18
Tax impact of the above adjustments on the tax provision	(0.03)	0.01	(0.06)	(0.03)	0.01
Adjusted diluted earnings per share	$0.45	$0.47	$0.44	$0.58	$0.42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Corporation's disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting discussed below. The material weakness was identified and discussed in "Part II – Item 9A – Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2016.

Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and liquidity at and for the periods presented, in accordance with U.S. GAAP.

Description of Material Weakness

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, the Corporation did not have effective controls over the completeness, existence, accuracy and valuation of the allowance for doubtful accounts for accounts receivable within the institutional pharmacy operating segment.  This control deficiency resulted because management did not have a sufficient understanding of the required design elements for an effective management review control to address the assessed risks of material misstatements. In addition, the deficiency resulted because the Corporation did not have effective monitoring activities in place to determine the effective design and operation of internal controls over the allowance for doubtful accounts.

The control deficiency described above resulted in no misstatements in our condensed consolidated financial statements as of and for the quarter ended March 31, 2017.  However, the control deficiencies create a reasonable possibility that a material misstatement to the condensed consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in the Corporation's internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2017.

Remediation Efforts to Address Material Weakness

Management has been actively engaged in developing remediation plans to address the previously identified  material weakness.  We are in the process of reviewing our financial reporting processes and internal controls and written policies and procedures over the allowance for doubtful accounts.  Further, management has provided and will continue to provide additional training regarding the required design elements for effective management review controls and monitoring activities to address the assessed risks of material misstatements as well as evidence standards for documenting the design and operating effectiveness of internal control over financial reporting.

Management is actively engaged in improving the efficiency and effectiveness of our internal control over financial reporting and as a part of this is currently performing a review of internal control over financial reporting across the organization to ensure that all aspects of the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework are appropriately addressed.

Management has developed the remediation plan and started implementing these changes. Management expects to begin testing those enhanced controls and procedures already implemented in the second quarter of 2017, and anticipates that the entire remediation plan will be implemented by the third quarter of 2017. The material weakness will not be considered remediated until the process-level controls and review controls effectively operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above there have been no changes in the Corporation's internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 5 included in Part I, Item 1, Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

If we fail to comply with the terms of the CareMed Corporate Integrity Agreement with the OIG, it could subject CareMed to substantial monetary penalties or suspension or termination from participation in federal healthcare programs.

In connection with the acquisition of CareMed in March 2017, the Corporation notified the OIG that it would be accepting the terms of the five-year Corporate Integrity Agreement that CareMed entered into with the OIG in December 2014 ("CareMed CIA"). The CareMed CIA is limited to the CareMed entities and does not apply to the remainder of the Corporation. If CareMed fails to comply with the terms of the CareMed CIA, it may be required to pay certain monetary penalties. Furthermore, if CareMed commits a material breach of the CareMed CIA, the OIG may exclude CareMed from participating in federal healthcare programs. Any such exclusion would result in the revocation or termination of contracts and/or licenses and potentially have a material adverse impact to our financial condition, results of operations and business prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs.  The Corporation redeemed 93,750 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $2.2 million during the three months ended March 31, 2017.  These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
January 1, 2017 - January 31, 2017	-	(1)	$-	-	$19.7
February 1, 2017 - February 28, 2017	-	(1)	-	-	19.7
March 1, 2017 - March 31, 2017	93,750	(1)	23.08	-	19.7

(1)	The Corporation repurchased 93,750 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)
On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended March 31, 2017.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits

Exhibit No.

3.2(1)	Amended and Restated By-Laws of PharMerica Corporation, as amended on March 24, 2017

10.1*
Corporate Integrity Agreement, dated November 24, 2014, by and between Sorkin's Rx Ltd. (d/b/a CareMed Pharmaceutical Services, Inc. and/or CareMed Specialty Pharmacy, Inc.) and the Office of Inspector General of the United States Department of Health and Human Services

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
(1)	Filed with the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMERICA CORPORATION

Date: May 10, 2017	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

Date: May 10, 2017	/s/ Robert E. Dries
Robert E. Dries
Executive Vice President and Chief Financial Officer

Date: May 10, 2017	/s/ Berard E. Tomassetti
Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1
Corporate Integrity Agreement, dated November 24, 2014, by and between Sorkin's Rx Ltd. (d/b/a CareMed Pharmaceutical Services, Inc. and/or CareMed Specialty Pharmacy, Inc.) and the Office of Inspector General of the United States Department of Health and Human Services

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