Form 10-Q
period 2017-06-30
PharMerica CORP
filed 2017-08-02
CIK 1388195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 28, 2017
Common stock, $0.01 par value	31,121,162 shares

PHARMERICA CORPORATION
FORM 10-Q

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2017
(Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenues	$519.6	$592.0	$1,044.1	$1,158.8
Cost of goods sold	437.8	502.4	880.3	981.4
Gross profit	81.8	89.6	163.8	177.4
Selling, general and administrative expenses	55.7	61.8	112.7	125.2
Amortization expense	8.2	9.9	16.4	19.0
Merger, acquisition, integration costs and other charges	4.4	3.6	8.8	7.1
Settlement, litigation and other related charges	4.9	2.7	8.0	5.2
Restructuring and impairment charges	1.1	-	2.5	0.1
Operating income	7.5	11.6	15.4	20.8
Interest expense, net	3.3	4.1	6.3	7.8
Income before income taxes	4.2	7.5	9.1	13.0
Provision for income taxes	1.7	2.8	2.5	4.8
Net income	$2.5	$4.7	$6.6	$8.2

Earnings per common share:
Basic	$0.08	$0.15	$0.22	$0.26
Diluted	$0.08	$0.15	$0.21	$0.26

Shares used in computing earnings per common share:
Basic	30,728,592	31,440,495	30,628,145	31,141,560
Diluted	31,028,174	31,686,524	31,003,145	31,480,728

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and June 30, 2017
(Unaudited)
(In millions, except share and per share amounts)

	December 31, 2016	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5.4	$13.5
Accounts receivable, net	235.4	246.6
Inventory	214.7	139.6
Income taxes receivable	4.7	6.6
Prepaids and other assets	56.5	51.1
	516.7	457.4

Equipment and leasehold improvements	250.9	266.2
Accumulated depreciation	(165.1)	(177.9)
	85.8	88.3

Goodwill	392.3	422.9
Intangible assets, net	187.6	187.6
Deferred tax assets, net	9.2	1.8
Other long-term assets (See Note 5)	81.4	78.7
	$1,273.0	$1,236.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107.1	$104.5
Salaries, wages and other compensation	32.5	31.6
Current portion of long-term debt	15.6	15.5
Other accrued liabilities	27.1	26.2
	182.3	177.8

Long-term debt	457.8	417.4
Other long-term liabilities	88.7	84.7
Commitments and contingencies (See Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized and no shares issued, December 31, 2016 and June 30, 2017	-	-
Common stock, $0.01 par value per share; 175,000,000 shares authorized; 33,698,269 and 34,132,297 shares issued as of December 31, 2016 and June 30, 2017, respectively	0.3	0.3
Capital in excess of par value	411.1	417.7
Retained earnings	173.7	181.9
Treasury stock at cost, 2,916,906 and 3,011,599 shares at December 31, 2016 and June 30, 2017, respectively	(40.9)	(43.1)
	544.2	556.8
	$1,273.0	$1,236.7

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2016 and 2017
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cash flows provided by (used in) operating activities:
Net income	$2.5	$4.7	$6.6	$8.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.7	6.8	11.0	13.7
Amortization	8.2	9.9	16.4	19.0
Stock-based compensation and deferred compensation	2.7	2.5	4.1	5.0
Amortization of deferred financing fees	0.2	0.2	0.3	0.4
Deferred income taxes	4.7	4.3	7.8	7.2
Other	-	(0.1)	0.1	(0.1)
Change in operating assets and liabilities:
Accounts receivable, net	(8.0)	1.2	(7.0)	(4.1)
Inventory	(42.3)	3.9	(7.4)	77.5
Prepaids and other assets	0.2	6.2	(0.5)	8.5
Accounts payable	12.6	17.4	26.8	(8.4)
Salaries, wages and other compensation	4.0	(2.6)	(2.7)	(1.1)
Other accrued and long-term liabilities	(11.5)	(10.1)	(9.3)	(9.0)
Change in income taxes (receivable)	(2.9)	(1.8)	(3.8)	(2.0)
Excess tax benefit from stock-based compensation	(0.2)	-	(1.2)	(0.1)
Net cash (used in) provided by operating activities	(24.1)	42.5	41.2	114.7

Cash flows provided by (used in) investing activities:
Purchase of equipment and leasehold improvements	(7.9)	(8.0)	(13.3)	(15.9)
Acquisitions, net of cash acquired	(0.2)	(2.5)	(6.9)	(50.7)
Net cash used in investing activities	(8.1)	(10.5)	(20.2)	(66.6)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(2.8)	(3.8)	(5.6)	(7.5)
Net activity of long-term revolving credit facility	37.0	(30.0)	(8.0)	(33.0)
Issuance of common stock	-	-	0.1	3.0
Treasury stock, for employee taxes on stock awards	-	-	(3.0)	(2.2)
Repayments of capital lease obligations	(0.1)	(0.1)	(0.2)	(0.3)
Net cash provided by (used in) financing activities	34.1	(33.9)	(16.7)	(40.0)

Change in cash and cash equivalents	1.9	(1.9)	4.3	8.1
Cash and cash equivalents at beginning of period	25.5	15.4	23.1	5.4

Cash and cash equivalents at end of period	$27.4	$13.5	$27.4	$13.5

Supplemental information:
Cash paid for interest	$2.6	$3.9	$5.2	$7.4
Cash paid (received) for taxes	$0.2	$0.2	$0.2	$(0.2)

See accompanying Notes to Condensed Consolidated Financial Statements

PHARMERICA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2017
(Unaudited)
(In millions, except share amounts)

	Common Stock		Capital in Excess of	Retained	Treasury
	Shares	Amount	Par Value	Earnings	Stock	Total
Balance at December 31, 2016	30,781,363	$0.3	$411.1	$173.7	$(40.9)	$544.2
Net income				8.2		8.2
Exercise of stock options and tax components of stock-based awards, net	179,124	-	3.2	-	-	3.2
Vested restricted stock units	180,475	-	(0.1)	-	-	(0.1)
Vested performance stock units	74,429	-	-	-	-	-
Treasury stock, for employees taxes on stock awards	(94,693)	-	-	-	(2.2)	(2.2)
Stock-based compensation - non-vested restricted stock	-	-	3.5	-	-	3.5
Balance at June 30, 2017	31,120,698	$0.3	$417.7	$181.9	$(43.1)	$556.8

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The financial liabilities recorded at fair value at December 31, 2016 and June 30, 2017 are set forth in the tables below (dollars in millions):

As of December 31, 2016	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(8.8)	$-	$(8.8)	$-		A
Contingent Considerations	(8.1)	-	-	(8.1)		C
Mandatorily Redeemable Interest	(4.0)	-	-	(4.0)		C

As of June 30, 2017	Liability	Level 1	Level 2	Level 3	Valuation Technique
Financial Liability
Deferred Compensation Plan	$(10.8)	$-	$(10.8)	$-		A
Contingent Considerations	(9.9)	-	-	(9.9)		C
Mandatorily Redeemable Interest	(4.0)	-	-	(4.0)		C

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

The contingent consideration represents future earn-outs associated with certain of the Corporation's acquisitions made in 2015, 2016 and 2017. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future gross profit forecasts and present value assumptions, and there was little or no market data. The Corporation assessed the fair values of the liabilities as of the acquisition date and will assess quarterly thereafter until settlement.  These liabilities are classified as other current and long-term liabilities in the accompanying condensed consolidated balance sheets.

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

For the year ended December 31, 2016 and the six months ended June 30, 2017, there were no transfers between the valuation hierarchy Levels 1, 2, and 3. The following table summarizes the change in fair value of the Corporation's contingent consideration and mandatorily redeemable interest identified as Level 3 for the year ended December 31, 2016 and the six months ended June 30, 2017 (in millions):

	Contingent Consideration	Mandatorily Redeemable Interest

Beginning balance, December 31, 2015	$11.5	$5.8
Additions from business acquisitions	1.4	-
Contingent consideration payment	(3.9)	-
Change in fair value	(0.9)	(1.8)
Balance at December 31, 2016	8.1	4.0
Additions from business acquisitions	5.9	-
Contingent consideration payment	(3.9)	-
Change in fair value	(0.2)	-
Balance, June 30, 2017	$9.9	$4.0

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

The Corporation's accounts receivable and summarized aging categories are as follows (dollars in millions):

	December 31,	June 30,
	2016	2017
Institutional healthcare providers	$138.2	$138.5
Medicare Part D	42.5	51.8
Private payer and other	28.1	27.0
Insured	38.7	41.0
Medicaid	15.6	18.7
Medicare	3.4	2.4
Allowance for doubtful accounts	(31.1)	(32.8)
	$235.4	$246.6

0 to 60 days	62.9%	64.5%
61 to 120 days	15.7%	14.8%
Over 120 days	21.4%	20.7%
	100.0%	100.0%

The following is a summary of activity in the Corporation's allowance for doubtful accounts (dollars in millions):

	Beginning Balance	Charges Included in Selling, General & Administrative Expenses	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year Ended December 31, 2016	$49.3	$6.3	$(24.5)	$31.1
Six Months Ended June 30, 2017	$31.1	$6.6	$(4.9)	$32.8

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

Mandatorily Redeemable Interest

On December 6, 2013, the Corporation acquired 37.5% of the membership interests of Onco while also obtaining control of the business.  Following the Corporation's exercise of its rights to purchase additional interests of Onco in December 2016, the Corporation owns an aggregate of  81.5% of the membership interests of Onco as of June 30, 2017. The subsidiary is consolidated in the Corporation's condensed consolidated financial statements and the mandatorily redeemable interest is classified as debt within other long-term liabilities in the condensed consolidated balance sheets.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases", which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be adopted in the first quarter of 2019 on a modified retrospective basis. The Corporation is still evaluating the effect that this guidance will have on its condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Corporation beginning with annual and interim periods in 2017, with early adoption permitted. The Corporation adopted this ASU beginning January 1, 2017. The Corporation no longer presents a current deferred tax asset and a noncurrent deferred tax liability. Instead those amounts are combined to a net noncurrent deferred tax asset on its condensed consolidated balance sheets as of December 31, 2016 and June 30, 2017.

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

NOTE 2—ACQUISITIONS

2017 Acquisitions

During the six months ended June 30, 2017, the Corporation completed the acquisition of  one infusion business and one specialty and oncology business (collectively the "2017 Acquisitions"), neither of which were individually significant to the Corporation. The 2017 Acquisitions had an estimated purchase price of $44.0 million. The Corporation has not yet finalized the purchase price allocation related to these acquisitions. The preliminary amount of goodwill and identifiable intangibles related to these transactions is estimated to be $30.6 million and $16.9 million, respectively. Tax deductible goodwill associated with the acquisitions was $29.9 million as of June 30, 2017.  The net assets and operating results of the 2017 Acquisitions have been included in the Corporation's condensed consolidated financial statements from the respective dates of acquisition.

2016 Acquisitions

During the year ended December 31, 2016, the Corporation completed acquisitions of four long-term care businesses and two infusion businesses (collectively the "2016 Acquisitions"), none of which were individually significant to the Corporation. The resulting amount of goodwill and identifiable intangibles related to these transactions in the aggregate were $19.4 million and $32.0 million, respectively. The Corporation believes the resulting amount of goodwill reflects the synergistic benefits of the acquisitions.  Tax deductible goodwill associated with the 2016 Acquisitions was $10.8 million as of June 30, 2017.  The net assets and operating results of the 2016 Acquisitions have been included in the Corporation's condensed consolidated financial statements from the respective dates of acquisition.

Pro forma financial statements are not presented on the 2017 Acquisitions or 2016 Acquisitions as the results are not material to the Corporation's condensed consolidated financial statements.

Other

For the three months ended June 30, 2016 and 2017, the Corporation incurred $4.4 million and $3.6 million, respectively, and $8.7 million and $7.1 million for the six months ended June 30, 2016 and 2017, respectively, of acquisition-related costs, which have been classified as a component of merger, acquisition, integration costs and other charges.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLES

As of December 31, 2016 and June 30, 2017 the carrying amount of goodwill was $392.3 million and $422.9 million, respectively.

The following table presents the components of the Corporation's finite lived intangible assets (dollars in millions):

Finite Lived Intangible Assets	Balance at December 31, 2016	Additions	Balance at June 30, 2017
Customer relationships	$245.7	$13.9	$259.6
Trade name	64.0	4.1	68.1
Non-compete agreements	22.2	1.0	23.2
Sub Total	331.9	19.0	350.9
Accumulated amortization	(144.3)	(19.0)	(163.3)
Net intangible assets	$187.6	$-	$187.6

Amortization expense relating to finite-lived intangible assets was $8.2 million and $9.9 million for the three months ended June 30, 2016 and 2017, respectively, and $16.4 million and $19.0 million for the six months ended June 30, 2016 and 2017, respectively.

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

As of June 30, 2017, $289.7 million was outstanding under the term loan facility and $143.5 million was outstanding under the revolving credit facility. Indebtedness under the Credit Agreement matures on September 17, 2019, at which time the commitments of the Lenders to make revolving loans also expire.

The table below summarizes the total outstanding debt of the Corporation (dollars in millions):

	December 31, 2016	June 30, 2017
Term Debt - payable to lenders at LIBOR plus applicable margin (3.48% as of June 30, 2017), matures September 17, 2019	$297.2	$289.7
Revolving Credit Facility payable to lenders, interest at LIBOR plus applicable margin (3.45% as of June 30, 2017), matures September 17, 2019	176.5	143.5
Deferred financing costs, net	(1.9)	(1.6)
Capital lease obligations	1.6	1.3
Total debt	473.4	432.9
Less: Current portion of long-term debt	15.6	15.5
Total long-term debt	$457.8	$417.4

 The Corporation's indebtedness has the following maturities as of June 30, 2017 (dollars in millions):

Year Ending December 31,	Term Debt	Revolving Credit Facility	Deferred Financing Costs	Capital Lease Obligations	Total Maturities
2017	$7.5	$-	$(0.4)	$0.3	$7.4
2018	15.0	-	(0.7)	0.4	14.7
2019	267.2	143.5	(0.5)	0.4	410.6
2020	-	-	-	0.2	0.2
	$289.7	$143.5	$(1.6)	$1.3	$432.9

The Credit Agreement provides for the issuance of letters of credit which, when issued, reduce availability under the revolving credit facility. The aggregate amount of letters of credit outstanding as of June 30, 2017 was $2.8 million. After giving effect to the letters of credit, total availability under the revolving credit facility was $223.7 million as of June 30, 2017.

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

On November 20, 2013, the complaint filed against the Corporation by a relator, Robert Gadbois, on behalf of the U.S. Government and various state governments, was unsealed by the United States District Court for the District of Rhode Island.  The complaint alleges that the Corporation dispensed controlled and non-controlled substances in violation of the CSA and in violation of relevant state laws, and that as a result, the dispenses were not eligible for payment and that the claims the Corporation submitted to the Government were false within the meaning of the FCA. The U.S. Government and the various state governments declined to intervene in this case.   On October 3, 2014, the Corporation's motion to dismiss was granted by the court. The relator appealed the court's decision and on December 16, 2015, the First Circuit Court of Appeals granted the relator its appeal and remanded the case to the District Court to allow the relator to file a motion to supplement his complaint and to allow the District Court to rule upon that motion. On December 30, 2015, the Corporation filed with the First Circuit Court of Appeals a petition for a re-hearing en banc, which was denied on January 25, 2016.  The Corporation filed a petition for certiorari with the U.S. Supreme Court on April 22, 2016 asking the Supreme Court to review the First Circuit's decision.  On June 27, 2016, the Supreme Court denied the petition.  Thereafter, on June 28, 2016, the case was returned to the District Court through the issuance by the First Circuit of its Mandate.  Subsequently, the relator passed away.  The relator filed a motion to substitute the personal representative of the relator's estate as the plaintiff in the case, which was granted on January 23, 2017.  The  relator also filed a motion for leave to file a third amended complaint.  The Corporation filed its opposition to that motion on March 6, 2017 on grounds that amendment of the complaint would be futile because the relator is barred by two provisions of the FCA from proceeding in the action.  On March 23, 2017, the relator moved to strike the Corporation's opposition and to defer further briefing of the motion for leave to amend pending discovery.  The Corporation filed its opposition on April 10, 2017, and the relator filed his reply thereto on April 20, 2017.  By order of the court, a final round of briefing on the relator's motion for leave to file a third amended complaint was concluded on July 10, 2017.  Oral argument is scheduled for August 31, 2017.  The Corporation intends to continue to defend the case vigorously.

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

On April 1, 2016, the Jefferson Circuit Court ruled that the Corporation could not set-off payment of the amounts that ABDC owed the Corporation against amounts that ABDC had invoiced the Corporation.  Instead the Corporation must first pay ABDC and continue the litigation against ABDC to collect any amounts owed to the Corporation by ABDC upon the conclusion of the entire lawsuit. As a result, the Corporation owes approximately $48.9 million of payments for drug purchases in the first quarter of 2015.  The Corporation has continued the litigation in the Jefferson Circuit Court against ABDC. On April 11, 2016, the Corporation filed a Motion to Alter and Amend the April 1, 2016 order of the Jefferson Circuit Court asking the judge to reconsider the final and appealable aspect of the order.  On August 8, 2016, the Jefferson County Circuit Court issued an order that granted the Corporation's April 11, 2016 Motion to Alter and Amend the Judgment entered on April 1, 2016.  The Court granted the Corporation's motion to remove the final and appealable designation from the April 1, 2016 order; therefore, the Corporation does not presently have to post a bond, pay ABDC post-judgment interest, or appeal the order to the Kentucky Court of Appeals for further relief.  The Jefferson Circuit Court's ruling on the right to set-off does not in any way adversely affect the Corporation's claims against ABDC and the Corporation's ability to pursue all of its claims against ABDC in the Jefferson Circuit Court.  The Corporation and ABDC have fully briefed their respective Motions for Summary Judgment and the Jefferson Circuit Court will hear oral arguments on the motions on August 11, 2017.

Amounts owed to and from ABDC were previously offset resulting in a net receivable of $23.4 million from ABDC in the consolidated balance sheet at December 31, 2015 classified as an other long-term asset. As a result of the ruling on the right to set-off during the first quarter of 2016, the Corporation recorded amounts related to this matter on a gross basis resulting in a  receivable from ABDC of $72.3 million and the payable to ABDC of $48.9 million. Accordingly, the $72.3 million receivable from ABDC is reflected in other long-term assets and the $48.9 million payable is reflected in other long-term liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2017.

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

 In addition, the Corporation is involved in certain legal actions and regulatory investigations arising in the ordinary course of business. At June 30, 2017, the Corporation had accrued approximately $8.0 million related to the pending and settled legal actions and investigations included in other current liabilities in the accompanying condensed consolidated balance sheets.

NOTE 6—MERGER, ACQUISITION, INTEGRATION COSTS AND OTHER CHARGES

Merger, acquisition, integration costs and other charges combined were $4.4 million and $3.6 million for the three months ended June 30, 2016 and 2017, respectively, and $8.8 million and $7.1 million for the six months ended June 30, 2016 and 2017, respectively.  These costs primarily relate to costs incurred prior to an acquisition such as professional advisory fees and the costs associated with integrating completed acquisitions into our business, such as IT transition and facility related costs.

NOTE 7—RESTRUCTURING COSTS AND OTHER CHARGES

The Corporation recorded restructuring costs and other related charges of $1.1 million and less than $0.1 million for the three months ended June 30, 2016 and 2017, respectively, and $2.5 million and $0.1 million for the six months ended June 30, 2016 and 2017, respectively. The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.

The following table presents the components of the Corporation's restructuring liability (dollars in millions):

	Balance at December 31, 2016	Accrual	Utilized Amounts	Balance at June 30, 2017
Employee Severance and related costs	$0.2	$-	$(0.1)	$0.1
Facility costs	0.4	0.1	(0.2)	0.3
	$0.6	$0.1	$(0.3)	$0.4

The liability at June 30, 2017 represents amounts not yet paid relating to actions taken in connection with the restructuring plan (primarily lease payments and severance costs).

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8—TREASURY STOCK, STOCK-BASED COMPENSATION AND OTHER BENEFITS

Treasury Stock Purchases

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million has been used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. Approximately $19.7 million remained available under the program as of June 30, 2017. Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility. The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuance in connection with acquisitions, employee stock option exercises or other employee stock plans. The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2017, the Corporation repurchased no shares of common stock under this program.

 The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for tax withholding purposes and to cover option exercise costs. The Corporation redeemed 94,693 shares from the vesting of certain awards and exercise of certain stock options, for an aggregate price of approximately $2.2 million during the six months ended June 30, 2017. These shares have also been designated by the Corporation as treasury stock.

Stock Option Activity

Stock options were not granted to officers and employees during the six months ended June 30, 2017. The following table summarizes option activity for the periods presented:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Term	Aggregate Intrinsic Value (in millions)
Outstanding shares at December 31, 2016	413,346	$13.99	0.8 years	$4.6
Exercised	(179,124)	17.98
Expired	(4,426)	16.66
Outstanding shares at June 30, 2017	229,796	$10.83	0.7 years	$3.6
Exercisable at June 30, 2017	229,796	$10.83	0.7 years	$3.6

Nonvested Shares

The following table summarizes nonvested share activity for the periods presented:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding shares at December 31, 2016	968,834	$22.63
Granted - Restricted Stock Units	214,895	23.90
Granted - Performance Share Units	185,993	23.90
Forfeited	(93,752)	24.37
Vested	(254,904)	24.04
Outstanding shares at June 30, 2017	1,021,066	$22.61

The weighted average remaining term and intrinsic value of non-vested shares as of June 30, 2017 was 1.8 years and $26.8 million, respectively.

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9—INCOME TAXES

The provision for income taxes is based upon the Corporation's estimate of annual taxable income or loss for each respective accounting period. The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Provision for income taxes	$1.7	$2.8	$2.5	$4.8
Total provision as a percentage of pre-tax income	40.1%	37.3%	27.2%	36.8%

The increase in our provision for income taxes as a percentage of pre-tax income for the six months ended June 30, 2017 compared to the comparable 2016 period was primarily due to increases in pre-tax income and lower excess tax benefits from employee share-based compensation.  The effective tax rate for the three months and six months ended June 30, 2017 is higher than the federal statutory rate largely as a result of the impact of state and local taxes.

The Corporation derives a current federal and state income tax benefit from the impact of deductions associated with the amortization of tax deductible goodwill acquired through business combinations. The net tax basis of the Corporation's tax deductible goodwill was approximately $162.7 million and $184.5 million at December 31, 2016 and June 30, 2017, respectively.  The future tax benefits of the tax-deductible goodwill are included in the Corporation's deferred tax assets.

The Corporation recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Corporation also recognizes as deferred tax assets the future tax benefits from net operating loss carryforwards. As of June 30, 2017, the Corporation had $33.4 million ($11.7 million tax benefit) of federal net operating loss carryforwards available. These net operating loss carryforwards resulted from the stock acquisitions the Corporation completed in 2013 and 2014 as well as net operating carryforwards generated by the Corporation.  These net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382. However, the Corporation expects that it will be able to use the recorded amount which takes into account the limitations of the carryforwards.  The Corporation has state net operating loss carryforwards representing a tax benefit of $5.5 million, net of valuation allowances. The net operating losses have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

A valuation allowance is provided for the Corporation's deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Corporation recognized net deferred tax assets totaling $9.2 million and $1.8 million at December 31, 2016 and June 30, 2017, respectively, net of state valuation allowances of $2.6 million. The Corporation has presented all deferred tax assets and liabilities as noncurrent on the accompanying condensed consolidated balance sheets as of June 30, 2017.

As of December 31, 2016 and June 30, 2017, the Corporation had no reserves recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions.

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Numerator:
Numerator for basic and diluted earnings per share - net income	$2.5	$4.7	$6.6	$8.2
Denominator:
Denominator for basic earnings per share - weighted average shares	30,728,592	31,440,495	30,628,145	31,141,560
Effect of dilutive securities (stock options, restricted stock units and performance share units)	299,582	246,029	375,000	339,168
Denominator for earnings per diluted share - adjusted weighted average shares	31,028,174	31,686,524	31,003,145	31,480,728
Basic earnings per share	$0.08	$0.15	$0.22	$0.26
Earnings per diluted share	$0.08	$0.15	$0.21	$0.26
Unexercised employee stock options and unvested restricted shares excluded from the effect of dilutive securities above (a)	892	-	-	-

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

PHARMERICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11—SUBSEQUENT EVENT

        On August 1, 2017, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Phoenix Parent Holdings Inc., a Delaware corporation ("Parent"), and Phoenix Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Corporation, with the Corporation continuing as the surviving corporation (the "Merger").  After the closing of the Merger, the Corporation will be a private company and a wholly-owned subsidiary of Parent.  Parent and Merger Sub are affiliates of investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. and, at the closing of the Merger, affiliates of Walgreens Boots Alliance, Inc. will acquire a minority ownership interest in Parent.  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, $0.01 par value, of the Corporation outstanding immediately prior to the effective time will be converted into the right to receive an amount in cash equal to $29.25 per share, without interest.  The Merger is subject to the approval of the Corporation's stockholders, regulatory approvals and other customary closing conditions as set forth in the Merger Agreement.  The Merger is expected to be completed by early 2018.  The Corporation cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of the Corporation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Corporation's current estimates, expectations and projections about the Corporation's future results, performance, prospects and opportunities. Forward looking statements include, among other things, the information concerning the Corporation's possible future results of operations including revenues, costs of goods sold, operating expenses, and gross profit, business and growth strategies, financing plans, the Corporation's competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Corporation's ability to consummate strategic acquisitions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project," and similar expressions. These forward-looking statements are based upon information currently available to the Corporation and are subject to a number of risks, uncertainties and other factors that could cause the Corporation's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation's actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:

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
•
the Corporation's ability to successfully pursue the Corporation's development and acquisition activities and successfully integrate acquired businesses, and new operations and systems, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations;

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

•	the effects on the Corporation's results of operations related to interpretations of accounting principles by the SEC staff that may differ from those of management;

•	the potential impact of the litigation proceedings with ABDC regarding the Previous PVA;
•	the Corporation's ability to comply with the terms of its Memorandum of Agreement with the DEA and the Corporate Integrity Agreements with the OIG to which it is subject;
•	the Corporation's ability to collect outstanding receivables;
•	changes in tax laws and regulations;
•	the effects of changes to critical accounting estimates; and
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

General

The condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2017, reflect the financial position, results of operations, and cash flows of the Corporation.

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

Brand to Generic Conversions

The following table summarizes the material brand-to-generic conversions expected to occur in 2017 through 2019:

2017	2018	2019
Renvela (Q3)**	Sensipar (Q1)*	Ranexa (Q1)*
Reyataz (Q4)	Zytiga (Q1)	Lyrica (Q2)*
	ProAir (Q3)	Vesicare (Q2)*
Advair (Q3)*
Invanz (Q4)

* These represent the most significant brand-to-generic conversions **Renvela went generic in July 2017
(Number in parentheses refers to the expected quarter of conversion)

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

On February 1, 2016, CMS released a Final Rule titled Medicaid Program; Covered Outpatient Drugs. This Final Rule details the types of sales that are to be included and excluded in determining AMP. Moreover, consistent with the 2010 Health Care Reform Legislation, the Final Rule calculates the FULs at 175% of the weighted average, determined based on the basis of utilization, of the most recently reported monthly AMP. As an exception, however, if the AMP-based FUL is lower than the National Average Drug Acquisition Cost ("NADAC"), the FULs will be set at the drug's NADAC. This Final Rule became effective on April 1, 2016 and states had until May 1, 2016 to implement the FULs. CMS updates the FULs on a monthly basis and the FULs become effective on the first date of the month following their publication. States have 30 days after the effective date of the monthly updates to implement the new FULs.

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

Short Cycle Dispensing and Dispensing Fees

Pursuant to the 2010 Health Care Reform Legislation, Prescription Drug Plans ("PDPs") are required, under Medicare Part D and Medicare Advantage prescription drug plans ("Medicare Advantage" or "MAPDs") to utilize specific, uniform dispensing techniques, such as weekly, daily, or automated dose dispensing, when dispensing covered Medicare Part D drugs to beneficiaries who reside in a long-term care facility to reduce waste associated with 30 to 90 day prescriptions for such beneficiaries. Pursuant to  a CMS issued regulation, beginning January 1, 2013, pharmacies dispensing to long-term care facilities must dispense no more than 14-day supplies of brand-name oral solid medications covered by Medicare Part D.

Medicare Part D Changes

In a May 23, 2014 Final Rule titled "Medicare Program: Contract Year 2015 Policy and Technical Changes to the Medicare Advantage and the Medicare Prescription Drug Benefit Programs," CMS announced the Part D Prescriber Enrollment Requirement, which states that Medicare Part D prescription drug benefit plans may not cover drugs prescribed by providers who are not enrolled in (or have not validly opted out of) Medicare in an approved status, except in very limited circumstances. CMS previously has delayed enforcement of the Part D Enrollment Requirements. In November 2016, CMS announced that it would implement the new requirement in a multifaceted, phased approach, where full enforcement of the requirement would begin on January 1, 2019.  However, in a May 30, 2017 letter to Medicare Part D sponsors, CMS announced that while it is still delaying enforcement of the Prescriber Enrollment Requirement until January 1, 2019, it is no longer planning to implement a phased approach.  CMS noted that as such, there will not be any additional guidance regarding the phased approach before January 1, 2019.

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

CIA and DEA MOA

In May 2015, the Corporation entered into a five-year Corporate Integrity Agreement ("CIA") with the United States Department of Health and Human Services Office of the Inspector General ("OIG") and a Memorandum of Agreement ("MOA") with the Drug Enforcement Agency ("DEA") concurrent with the execution of settlement agreements with the OIG and the DEA settling alleged Controlled Substance Act ("CSA") violations and associated False Claims Act allegations.

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

CareMed CIA

In connection with the acquisition of Sorkin's Rx Ltd. (d/b/a CareMed Pharmaceutical Services, Inc. and/or CareMed Specialty Pharmacy, Inc., and hereinafter referred to as "CareMed"), in March 2017, the Corporation notified the OIG that it would be accepting the terms of the five-year Corporate Integrity Agreement that CareMed entered into with the OIG in December 2014 ("CareMed CIA").  CareMed entered into the CareMed CIA as part of settling an FCA lawsuit alleging that CareMed had made false statements in connection with prior authorization procedures, had allegedly re-stocked and re-sold products without issuing credits back to payers for payments already made, and had allegedly submitted false claims for refills that were not delivered to beneficiaries.  The CareMed CIA is limited to the CareMed entities and does not apply to the remainder of the Corporation.

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

Our quarterly provision for doubtful accounts included in our condensed consolidated income statements is as follows (dollars in millions):

	2016			2017
	Amount	% of Revenues		Amount	% of Revenues

First Quarter	$3.2	0.6%	First Quarter	$3.9	0.7%
Second Quarter	0.7	0.1	Second Quarter	2.7	0.5
Third Quarter	0.1	0.0
Fourth Quarter	2.3	0.4

* Bad debt expense during the year ended December 31, 2016 was favorably impacted by approximately $5.6 million related to collections of certain previously reserved receivables under note agreements and the full settlement of a customer's trade receivable of which $3.2 million was reserved.

The following table shows our pharmacy revenue days outstanding reflected in our net accounts receivable as of the quarters indicated:

	2016	2017
First Quarter	34.7	37.9
Second Quarter	35.4	37.5
Third Quarter	37.4
Fourth Quarter	38.0

The following table shows our summarized aging categories by quarter:

	2016				2017
	First	Second	Third	Fourth	First	Second
0 to 60 days	63.5%	61.9%	61.0%	62.9%	63.5%	64.5%
61 to 120 days	14.7	16.3	14.4	15.7	14.5	14.8
Over 120 days	21.8	21.8	24.6	21.4	22.0	20.7

The following table shows our allowance for doubtful accounts as a percent of gross accounts receivable (dollars in millions):

	2016				2017
	Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable		Allowance	Gross Accounts Receivable	% of Gross Accounts Receivable

First Quarter	$44.9	$244.4	18.4%	First Quarter	$32.9	$280.7	11.7%
Second Quarter	43.0	251.1	17.1	Second Quarter	32.8	279.4	11.7
Third Quarter	39.9	255.3	15.6
Fourth Quarter	31.1	266.5	11.7

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

A summary of revenues by payer type follows (dollars in millions):

	Three Months Ended June 30,
	2016		2017
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$244.7	47.1%	$308.5	52.1%
Institutional healthcare providers	114.0	21.9	106.9	18.1
Medicaid	31.2	6.0	33.1	5.6
Private and other	19.0	3.7	18.6	3.1
Insured	82.1	15.8	100.6	17.0
Medicare	9.0	1.7	4.0	0.7
Hospital management fees	19.6	3.8	20.3	3.4
Total	$519.6	100.0%	$592.0	100.0%

	Six Months Ended June 30,
	2016		2017
	Amount	% of Revenues	Amount	% of Revenues
Medicare Part D	$489.4	46.9%	$587.5	50.7%
Institutional healthcare providers	232.3	22.2	220.9	19.1
Medicaid	69.6	6.7	69.9	6.0
Private and other	37.1	3.5	37.4	3.2
Insured	159.0	15.2	194.6	16.8
Medicare	17.4	1.7	7.7	0.7
Hospital management fees	39.3	3.8	40.8	3.5
Total	$1,044.1	100.0%	$1,158.8	100.0%

Inventory and cost of drugs dispensed

We have inventory located at each of our institutional pharmacy, specialty infusion, specialty oncology and distribution center locations.  The Corporation's inventory is valued at the lower of first-in, first-out cost or market.  The inventory consists of prescription drugs, over the counter products and intravenous solutions. The Corporation's inventory balances historically tend to be higher at June 30 and December 31 based on purchasing strategies associated with brand name drugs. Our inventory relating to controlled substances is maintained on a manually prepared perpetual system to the extent required by the Drug Enforcement Agency and state board of pharmacies. All other inventory is maintained on a periodic system, through the performance of, at a minimum, quarterly physical inventories at the end of each quarter. All inventory counts are reconciled to the balance sheet account and differences are adjusted through cost of goods sold. In addition, we record an amount of potential returns of prescription drugs based on historical rates of returns and record an estimate for rebates associated with inventory remaining at the end of each period.

As of December 31, 2016 and June 30, 2017, our inventories were $214.7 million and $139.6 million, respectively.

The inventory days on hand were as follows for the periods presented:

	2016	2017
First Quarter	24.4	26.6
Second Quarter	33.5	25.3
Third Quarter	25.2	-
Fourth Quarter	43.4	-

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our intangible assets are comprised primarily of trade names, customer relationship assets, and non-compete agreements.

Our goodwill as of December 31, 2016 and June 30, 2017 was $392.3 million and $422.9 million, respectively.

The Corporation's policy is to perform a qualitative assessment of its reporting units to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, unless events or circumstances warrant the need to perform a quantitative assessment.  The Corporation performed the qualitative assessment of its institutional pharmacy and specialty oncology reporting units at December 31, 2016 and did not find it necessary to perform the first step of the two-step impairment analysis.  The Corporation  performed a quantitative assessment as of December 31, 2016 for its specialty infusion reporting unit.  At that time the specialty infusion reporting unit's fair value as calculated was approximately 13.0% greater than book value.

There were no impairment triggering events during the six months ended June 30, 2017.

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

Results of Operations

The following table presents selected condensed consolidated comparative results of operations and statistical information for the periods presented (dollars in millions, except per prescription amounts, and prescriptions in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		Increase (Decrease)		2017		2016		Increase (Decrease)		2017
	Amount	% of Revenues			Amount	% of Revenues	Amount	% of Revenues			Amount	% of Revenues
Revenues	$519.6	100.0%	$72.4	13.9%	$592.0	100.0%	$1,044.1	100.0%	$114.7	11.0%	$1,158.8	100.0%
Cost of goods sold	437.8	84.3	64.6	14.8	502.4	84.9	880.3	84.3	101.1	11.5	981.4	84.7
Gross profit	$81.8	15.7%	$7.8	9.5%	$89.6	15.1%	$163.8	15.7%	$13.6	8.3%	$177.4	15.3%

Pharmacy (in whole numbers except where indicated)
Financial data
Prescriptions dispensed (in thousands)	7,868		(290)	(3.7)%	7,578		16,163		(701)	(4.3)%	15,462
Revenue per prescription dispensed	$66.04		$12.08	18.3%	$78.12		$64.60		$10.35	16.0%	$74.95
Gross profit per prescription dispensed	$10.40		$1.42	13.7%	$11.82		$10.13		$1.34	13.2%	$11.47
Gross profit margin	15.7%		(0.6)%	(3.8)%	15.1%		15.7%		(0.4)%	(2.5)%	15.3%
Generic dispensing rate	85.5%		0.2%	0.2%	85.7%		85.7%		(0.4)%	(0.5)%	85.3%

Revenues

Revenues increased $72.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 which was driven by organic growth in the Corporation's specialty pharmacy businesses and the 2016 and 2017 Acquisitions, partially offset by a 4.1% reduction in prescription volume in the institutional pharmacy business.  The increase of $72.4 million is comprised of a favorable rate variance of approximately $95.0 million or $12.08 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $22.6 million or 290,000 fewer prescriptions dispensed.  The revenue per prescription dispensed increase was due to the increased volume and recent acquisitions in the Corporation's specialty pharmacy businesses, which carries higher revenue per script, along with certain improved Part D contracts and branded drug inflation in the long-term care pharmacy business.

Revenues increased $114.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 which was driven by the 2016 and 2017 Acquisitions, organic growth in the Corporation's specialty pharmacy businesses and branded drug inflation, partially offset by a 4.6% reduction in prescription volume in the institutional pharmacy business.  The increase of $114.7 million is comprised of a favorable rate variance of approximately $167.3 million or $10.35 increase per prescription dispensed, partially offset by an unfavorable volume variance of approximately $52.6 million or 701,000 fewer prescriptions dispensed. The revenue per prescription dispensed increase was due to the increased volume and recent acquisitions in the Corporation's specialty pharmacy businesses, which carry higher revenue per script, along with certain improved Part D contracts and branded drug inflation in the long-term care pharmacy business.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $89.6 million or $11.82 per prescription dispensed compared to $81.8 million or $10.40 per prescription dispensed for the three months ended June 30, 2016.  The increase in gross profit was due to improved purchasing strategies in the Corporation's long-term care pharmacy business along with higher gross profit associated with the Corporation's specialty pharmacy businesses as a result of organic growth and recent acquisitions, partially offset by lower prescription volume in the Corporation's long-term care pharmacy business.

Gross profit for the six months ended June 30, 2017 was $177.4 million or $11.47 per prescription dispensed compared to $163.8 million or $10.13 per prescription dispensed for the six months ended June 30, 2016. The increase in gross profit was due to improved purchasing strategies in the Corporation's long-term care pharmacy business along with higher gross profit associated with the Corporation's specialty pharmacy businesses as a result of organic growth and recent acquisitions, partially offset by lower prescription volume in the Corporation's long-term care pharmacy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.8 million, or 10.4% of revenues, for the three months ended June 30, 2017 compared to $55.7 million, or 10.7% of revenues, for the three months ended June 30, 2016.  The increase of $6.1 million was due to an increase in labor costs associated with the 2016 and 2017 Acquisitions, an increase in bad debt expense and a reduction in an acquisition related earn-out recorded in the 2016 period.

Selling, general and administrative expenses were $125.2 million, or 10.8% of revenues, for the six months ended June 30, 2017 compared to $112.7 million, or 10.8% of revenues, for the six months ended June 30, 2016.  The increase of $12.5 million was due to an increase in labor costs associated with the 2016 and 2017 Acquisitions, an increase in bad debt expense due to a reduction in the previous period resulting from collections on previously reserved receivables and a reduction in an acquisition related earn-out recorded in the 2016 period.

Depreciation and Amortization

Depreciation expense was $6.8 million for the three months ended June 30, 2017 and $5.7 million for the three months ended June 30, 2016 and $13.7 million for the six months ended June 30, 2017 and $11.0 million for the six months ended June 30, 2016. The increase of $1.1 million for the three months and $2.7 million for the six months, was due to capitalization of internally developed software in 2016, along with current year fixed asset additions.

Amortization expense was $9.9 million for the three months ended June 30, 2017 compared to $8.2 million for the three months ended June 30, 2016 and $19.0 million for the six months ended June 30, 2017 as compared to $16.4 million for the six months ended June 30, 2016.  The increase of $1.7 million for the three months and $2.6 million for the six months, was due primarily to the amortization expense recognized on intangibles acquired through the 2016 and 2017 Acquisitions.

Settlement, Litigation and Other Related Charges

Settlement, litigation and other related charges were $2.7 million for the three months ended June 30, 2017 compared to $4.9 million for the three months ended June 30, 2016 and were $5.2 million for the six months ended June 30, 2017 as compared to $8.0 million for the six months ended June 30, 2016.  These costs relate to the Corporation's defense and settlement of certain governmental investigations and other litigation.  These costs decreased compared to the prior year due to fewer litigation settlements in the current year.

Restructuring and Impairment Charges

Restructuring and impairment charges for the three months ended June 30, 2017 were less than $0.1 million compared to $1.1 million for the three months ended June 30, 2016 and were $0.1 million for the six months ended June 30, 2017 compared to $2.5 million for the six months ended June 30, 2016.  These costs were part of the Corporation's restructuring and centralization initiative related to the specialty pharmacy business.

Merger, Acquisition, Integration Costs and Other Charges

Merger, acquisition, integration costs and other charges were $3.6 million for the three months ended June 30, 2017 compared to $4.4 million for the three months ended June 30, 2016 and were $7.1 million for the six months ended June 30, 2017 compared to $8.8 million for the six months ended June 30, 2016. The decrease was related to higher professional fees incurred in  2016 associated with future and current acquisitions.

Interest Expense

Interest expense was $4.1 million for the three months ended June 30, 2017 compared to $3.3 million for the three months ended June 30, 2016 and was $7.8 million for the six months ended June 30, 2017 compared to $6.3 million for the six months ended June 30, 2016.  The increase was primarily due to increased interest rates on the credit facility along with a higher outstanding term loan balance in 2017, due to the credit agreement amendment on December 6, 2016, which increased the balance by $89.1 million.

Tax Provision
The Corporation's effective tax rate for the six months ended June 30, 2017 was 36.8%, comprised of the 35% federal statutory rate, 3.4% for the state rate, (1.1)% for permanent differences, and (0.5)% for discrete events.  Excluding the impact of discrete events and other nonrecurring items, the provision for income taxes as a percentage of pre-tax income would have been 37.0% and 36.6% for the six months ended June 30, 2017 and June 30, 2016, respectively.  The increase in the effective tax rate excluding the impact of the discrete events and nonrecurring items between the two periods was primarily the result of an increase in state and local income taxes due to the earnings mix amongst the Corporation's subsidiaries and their varied state tax implications.

Liquidity and Capital Resources

Cash Flows - The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net cash (used in) provided by operating activities	$(24.1)	$42.5	$41.2	$114.7
Net cash used in investing activities	(8.1)	(10.5)	(20.2)	(66.6)
Net cash provided by (used in) financing activities	34.1	(33.9)	(16.7)	(40.0)
Net change in cash and cash equivalents	1.9	(1.9)	4.3	8.1
Cash and cash equivalents at beginning of period	25.5	15.4	23.1	5.4
Cash and cash equivalents at end of period	$27.4	$13.5	$27.4	$13.5

Operating Activities – Cash provided by operating activities aggregated $42.5 million for the three months ended June 30, 2017 compared to cash used in operating activities of $24.1 million for the three months ended June 30, 2016. Cash provided by operating activities aggregated $114.7 million for the six months ended June 30, 2017 as compared to $41.2 million for the six months ended June 30, 2016.  The increase in cash from operating activities for both the three and six month periods is due primarily to a decrease in inventory associated with the Corporation's inventory purchasing strategies. The six month period is partially offset by year over year reductions in cash provided by operations for accounts payable due to timing of the Cardinal PVA payment.

Investing Activities – Cash used in investing activities aggregated $10.5 million and $66.6 million for the three and six months ended June 30, 2017, respectively, compared to $8.1 million and $20.2 million for the three and six months ended June 30, 2016, respectively.  The increase in cash used in investing activities is a result of  cash paid for acquisitions during the respective periods and an increase in fixed asset purchases.

Financing Activities – Cash used in financing activities aggregated $33.9 million and $40.0 million for the three and six months ended June 30, 2017, respectively, compared to cash provided by financing activities of $34.1 million and cash used in financing activities of $16.7 million for the three and six months ended June 30, 2016, respectively. The increase in cash used in operating activities for both the three and six month periods is due the Corporation's net paydown on the revolving credit facility of $30.0 million and $33.0 million in the three months and six months ended June 30, 2017, respectively. In the second quarter of 2016, the Corporation had net borrowings on the revolving credit facility as a  result of the Corporation's inventory purchasing strategy.

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

The Corporation had a total of $289.7 million of term debt outstanding under the term loan and $143.5 million outstanding under the revolving portion of the Credit Agreement as of June 30, 2017. The Credit Agreement provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability on the revolving portion of the Credit Agreement. The amount of letters of credit outstanding as of June 30, 2017 was $2.8 million. After giving effect to the letters of credit and amounts outstanding under the revolving credit agreement, total availability under the revolving credit facility was $223.7 million as of June 30, 2017.

The Credit Agreement also contains financial covenants that require us to satisfy certain financial tests and maintain certain financial ratios.  The Corporation was compliant with all debt covenant requirements at June 30, 2017.

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

Treasury Stock

In August 2010, the Board of Directors authorized a share repurchase of up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012 the Board of Directors authorized an increase to the remaining portion of the existing stock repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock.  Approximately $19.7 million remained available under the program as of June 30, 2017.  Share repurchases under this authorization may be made in the open market through unsolicited or solicited privately negotiated transactions, or in such other appropriate manner, and may be funded from available cash or the revolving credit facility.  The amount and timing of the repurchases, if any, would be determined by the Corporation's management and would depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.  Common stock acquired through the share repurchase program would be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, employee stock option exercises or other employee stock plans.  The share repurchase program does not have an expiration date and may be limited, terminated or extended at any time without prior notice. During the six months ended June 30, 2017, the Corporation repurchased no shares of common stock under this program.

The Corporation may redeem shares from employees upon the vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs.  The Corporation redeemed 94,693 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $2.2 million during the six months ended June 30, 2017. These shares have also been designated by the Corporation as treasury stock.

As of June 30, 2017, the Corporation had a total of 3,011,599 shares held as treasury stock.

Supplemental Quarterly Information

The following tables represent the results of the Corporation's quarterly operations for the year ended December 31, 2016 and for the first and second quarters of 2017 (in millions, except where indicated):

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$524.5	$519.6	$512.6	$534.4	$566.8	$592.0
Cost of goods sold	442.5	437.8	434.1	450.7	478.9	502.4
Gross profit	82.0	81.8	78.5	83.7	87.9	89.6
Selling, general and administrative	57.0	55.7	53.1	54.8	63.5	61.8
Amortization expense	8.2	8.2	8.3	9.0	9.1	9.9
Merger, acquisition, integration costs, and other charges	4.4	4.4	5.3	6.7	3.5	3.6
Settlement, litigation and other related charges	3.1	4.9	(0.8)	2.4	2.6	2.7
Restructuring and impairment charges	1.4	1.1	0.6	(0.2)	-	-
Operating income	7.9	7.5	12.0	11.0	9.2	11.6
Interest expense, net	3.0	3.3	3.0	0.2	3.7	4.1
Income before income taxes	4.9	4.2	9.0	10.8	5.5	7.5
Provision for income taxes	0.8	1.7	1.7	3.1	2.0	2.8
Net income	$4.1	$2.5	$7.3	$7.7	$3.5	$4.7

Earnings per share (1):
Basic	$0.13	$0.08	$0.24	$0.25	$0.11	$0.15
Diluted	$0.13	$0.08	$0.23	$0.25	$0.11	$0.15

Adjusted diluted earnings per share (1)(2):	$0.45	$0.47	$0.44	$0.58	$0.42	$0.47

Shares used in computing earnings per share:
Basic	30.5	30.7	30.8	30.8	30.8	31.4
Diluted	30.9	31.0	31.1	31.2	31.2	31.7

Balance sheet data:
Cash and cash equivalents	$25.5	$27.4	$6.5	$5.4	$15.4	$13.5
Working capital	$303.9	$325.8	$291.5	$334.4	$307.6	$279.6
Goodwill	$372.1	$372.2	$388.1	$392.3	$431.6	$422.9
Intangible assets, net	$182.1	$173.9	$171.4	$187.6	$179.9	$187.6
Total assets	$1,166.6	$1,201.1	$1,157.5	$1,273.0	$1,252.3	$1,236.7
Long-term debt	$377.6	$411.8	$390.5	$473.4	$466.5	$432.9
Total stockholders' equity	$522.4	$526.9	$535.8	$544.2	$550.4	$556.8

Supplemental information:
Adjusted EBITDA(2)	$30.3	$31.8	$31.5	35.6	$31.3	$34.6
Adjusted EBITDA Margin (2)	5.8%	6.1%	6.1%	6.7%	5.5%	5.9%
Adjusted EBITDA per prescription dispensed (2)	$3.50	$3.87	$3.99	$4.53	$3.97	$4.57
Net cash provided by (used in) operating activities	$65.3	$(24.1)	$39.1	$(49.5)	$72.2	$42.5
Net cash used in investing activities	$(12.1)	$(8.1)	$(37.3)	$(34.2)	$(56.1)	$(10.5)
Net cash (used in) provided by financing activities	$(50.8)	$34.1	$(22.7)	$82.6	$(6.1)	$(33.9)

Statistical information (in whole numbers except where indicated)
Volume information
Prescriptions dispensed (in thousands) (3)	8,295	7,868	7,520	7,616	7,884	7,578
Revenue per prescription dispensed	$63.23	$66.04	$68.16	$70.17	$71.89	$78.12
Gross profit per prescription dispensed	$9.89	$10.40	$10.44	$10.99	$11.15	$11.82
Gross profit margin	15.6%	15.7%	15.3%	15.7%	15.5%	15.1%
Generic drug dispensing rate	85.9%	85.5%	84.7%	84.7%	85.0%	85.7%
Inventory days on hand	24.4	33.5	25.2	43.4	26.6	25.3
Revenue days outstanding	34.7	35.4	37.4	38.0	37.9	37.5

(1)	The Corporation has never declared a cash dividend. Earnings per common share are in actual cents.
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

Unaudited Reconciliation of Net Income to Adjusted EBITDA (dollars in millions)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Net income	$4.1	$2.5	$7.3	$7.7	$3.5	$4.7
Add:
Interest expense, net	3.0	3.3	3.0	0.2	3.7	4.1
Provision for income taxes	0.8	1.7	1.7	3.1	2.0	2.8
Depreciation and amortization expense	13.5	13.9	14.4	15.7	16.0	16.7
EBITDA	21.4	21.4	26.4	26.7	25.2	28.3
Merger, acquisition, integration costs and other charges	4.4	4.4	5.3	6.7	3.5	3.6
Settlement, litigation and other related charges	3.1	4.9	(0.8)	2.4	2.6	2.7
Restructuring and impairment charges	1.4	1.1	0.6	(0.2)	-	-
Adjusted EBITDA	$30.3	$31.8	$31.5	$35.6	$31.3	$34.6
Adjusted EBITDA Margin	5.8%	6.1%	6.1%	6.7%	5.5%	5.9%

Unaudited Reconciliation of Adjusted EBITDA to Net Operating Cash Flows (dollars in millions)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Adjusted EBITDA	$30.3	$31.8	$31.5	$35.6	$31.3	$34.6
Interest expense, net	(3.0)	(3.3)	(3.0)	(0.2)	(3.7)	(4.1)
Merger, acquisition, integration costs and other charges	(8.9)	(10.4)	(5.3)	(8.7)	(6.1)	(6.3)
Provision for bad debt	3.2	0.7	0.1	2.3	3.9	2.7
Amortization of deferred financing fees	0.1	0.2	0.1	0.2	0.2	0.2
(Gain) loss on disposition of equipment	-	-	0.1	(0.1)	-	-
Gain on acquisition	-	-	-	(0.6)	-	-
Provision for income taxes	(0.8)	(1.7)	(1.7)	(3.1)	(2.0)	(2.8)
Deferred income taxes	3.1	4.7	0.2	1.0	2.9	4.3
Changes in federal and state income tax payable (receivable)	(0.9)	(2.9)	6.9	4.1	(0.2)	(1.8)
Stock-based compensation and deferred compensation	1.4	2.7	2.2	0.6	2.5	2.5
Excess tax benefit from stock-based compensation	(1.0)	(0.2)	(0.1)	(0.1)	(0.1)	-
Changes in assets and liabilities	41.7	(45.7)	8.1	(80.6)	43.5	13.3
Other	0.1	-	-	0.1	-	(0.1)
Net Cash Flows Provided by (Used in) Operating Activities	$65.3	$(24.1)	$39.1	$(49.5)	$72.2	$42.5

Unaudited Reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second

Diluted earnings per share	$0.13	$0.08	$0.23	$0.25	$0.11	$0.15
Add:
Diluted earnings per share impact of:
Merger, acquisition, integration costs and other charges	0.09	0.09	0.11	0.13	0.07	0.07
Settlement, litigation and other related charges	0.06	0.10	(0.02)	0.05	0.05	0.05
California Medicaid recoupment	-	-	-	-	-	-
Restructuring and impairment charges	0.03	0.02	0.01	-	-	-
Hurricane Sandy disaster recoveries	-	-	-	-	-	-
Amortization of intangible assets	0.17	0.17	0.17	0.18	0.18	0.20
Tax impact of the above adjustment charges on tax provision	(0.03)	0.01	(0.06)	(0.03)	0.01	-
Adjusted diluted earnings per share	$0.45	$0.47	$0.44	$0.58	$0.42	$0.47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the reporting period, there have been no material changes in the disclosures set forth in Part II, Item 7a in our Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Corporation's disclosure controls and procedures are designed so that information required to be disclosed in the Corporation's reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Corporation's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Corporation's disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting discussed below. The material weakness was identified and discussed in "Part II – Item 9A – Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The control deficiency described above resulted in no misstatements in our condensed consolidated financial statements as of and for the six months ended June 30, 2017.  However, the control deficiencies create a reasonable possibility that a material misstatement to the condensed consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in the Corporation's internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2017.

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

Management is actively engaged in improving the efficiency and effectiveness of our internal control over financial reporting and as a part of this is currently performing a review of internal control over financial reporting across the organization to ensure that all aspects of the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control Integrated 2013 Framework are appropriately addressed.

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

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above there have been no changes in the Corporation's internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 5 included in Part I, Item 1, Financial Statements (Unaudited) - Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 or the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation may redeem shares from employees upon vesting of the Corporation's stock awards for minimum statutory tax withholding purposes and to cover option exercise costs.  The Corporation redeemed 94,693 shares from the vesting of certain awards and the exercise of certain stock options, for an aggregate price of approximately $2.2 million during the six months ended June 30, 2017.  These shares have been designated by the Corporation as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
					(in millions)
April 1, 2017 - April 30, 2017	41	(1)	$23.53	-	$19.7
May 1, 2017 - May 31, 2017	684	(1)	23.76	-	19.7
June 1, 2017 - June 30, 2017	218	(1)	25.93	-	19.7

(1)	The Corporation repurchased 943 shares of common stock in connection with the vesting of certain stock awards to cover minimum statutory withholding taxes.

(2)
On August 24, 2010, the Board of Directors announced a share repurchase program whereby the Corporation is authorized to purchase up to $25.0 million of the Corporation's common stock, of which $10.5 million was used. On July 2, 2012, the Board of Directors authorized an increase to the remaining portion of the existing share repurchase program that allows the Corporation to again repurchase up to a maximum of $25.0 million of the Corporation's common stock. The Corporation did not repurchase any common stock shares under this program during the three months ended June 30, 2017.

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

PHARMERICA CORPORATION

Date: August 2, 2017	/s/ Gregory S. Weishar
Gregory S. Weishar
Chief Executive Officer and Director

/s/ Robert E. Dries
Date: August 2, 2017	Robert E. Dries
Executive Vice President and Chief Financial Officer

/s/ Berard E. Tomassetti
Date: August 2, 2017	Berard E. Tomassetti
Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.